Form 10-Q
period 1998-06-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 1998-08-17
CIK 1060755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

Commission File No. --

               RIDGEWOOD ELECTRIC POWER TRUST V
(Exact Name of Registrant as Specified in Its Charter)

        Delaware                           22-3437351
(State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

  c/o Ridgewood Power Corporation, 947 Linwood Avenue, Ridgewood, New Jersey
07450
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, including Area Code:  (201) 447-9000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES [  ]      NO [X]

Exhibit Index is located on page 98.

PART I

Item #1.  Financial Statements

PART I. - FINANCIAL INFORMATION

                    RIDGEWOOD ELECTRIC POWER TRUST V
                       CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                          June 30,      December 31,
                              1998            1997
                        (unaudited)

Assets

Cash and cash
  equivalents          $58,216,870       $40,821,582
Due from affiliates        189,298            14,467
Other assets               360,388           167,170

Total current assets    58,766,556        41,003,219

Investments:

Investment in
  Maine Hydro Projects   7,382,366         6,694,826
Investment in and
  loans to Maine
  Biomass projects       6,556,829         6,617,862
Deferred due
  diligence costs        1,057,655           154,018

Total assets           $73,763,406       $54,469,925



Liabilities and
 Shareholders'
 Equity

Accounts payable
  and accrued
  expenses               $  18,069        $1,101,285
Due to affiliates          606,413           322,522
  Total current
    liabilities            624,482         1,423,807

Commitments and
  contingencies

Shareholders' equity
  (950 and 762.8
   shares issued
  and outstanding
  at June 30, 1998
  and December 31,
  1997                  73,183,407        53,077,526
Managing
  shareholder's
  accumulated deficit      (44,483)          (31,408)

  Total
  Shareholder's equity  73,138,924        53,046,118

Total liabilities
  and shareholders'
  equity               $73,763,406       $54,469,925

See Accompanying Notes to Financial Statements

                   RIDGEWOOD ELECTRIC POWER TRUST V
                      STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS AND QUARTERS
                ENDED JUNE 30, 1998 AND JUNE 30, 1997
                            (Unaudited)


                                    Six months ended               Quarter ended
                                 June 30,         June 30,     June 30,    June 30,
                                   1998             1997          1998        1998

Revenue
Interest income                $1,601,073     $   332,499   $   775,944   $   227,506
Income from Maine Hydro
  Projects                        687,540         773,699       361,010       546,502
Income (loss) from Maine
  Biomass Projects               (311,033)          ---         (43,176)        ---
  Total revenue                 1,977,580       1,106,198     1,093,778       774,008

Expenses
Due diligence costs                19,169           ---          19,169          ---
Investment fee                    303,368         311,506        42,595       232,512
Management fee                    472,432           ---         472,432          ---
Allocated management costs        238,989           ---         238,989          ---
Accounting and legal fees          27,665          16,002        18,160         8,001
Miscellaneous                      19,835          15,614        11,789        10,027
  Total expenses                1,081,458         343,122       664,673       250,540

Net income                    $   896,122     $   763,076    $  429,105    $  523,468

See Accompanying Notes to Financial Statements


                 RIDGEWOOD ELECTRIC POWER TRUST V
           STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE PERIOD ENDED JUNE 30, 1998
                            (unaudited)


                                       Managing
                       Shareholders   Shareholder      Total

Shareholders' equity
December 31, 1997
 (762.8 shares)        $53,077,526     $ (31,408)  $53,046,118

Capital contribu-
 tions, net (187.2
 shares)                21,400,325         ---      21,400,325

Cash distributions      (2,181,605)     ( 22,036)   (2,203,641)

Net income
for the period             887,161         8,961       896,122

Shareholders' equity
  June 30, 1998
  (950 shares)         $73,183,407     $ (44,483)  $73,138,924


See Accompanying Notes to Financial Statements

                   RIDGEWOOD ELECTRIC POWER TRUST V
                       STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND
                             JUNE 30, 1997
                              (Unaudited)





                                    Six Months Ended
                              June 30, 1998    June 30, 1997


Cash flows from
 operating activities:
  Net income                  $   896,192      $  763,076

Adjustments to reconcile
 net income to net cash
 flows from operating
 activities:

Income from
  unconsolidated Maine
  Hydro projects                 (687,540)       (773,699)
 Loss from unconsolidated
  Maine BioMass projects          311,033             ---

 Changes in assets
  and liabilities:
  (Increase)
    in other assets              (193,218)        (55,923)
  Decrease in accounts
    payable and accrued
    expenses                   (1,083,216)         (1,232)
Decrease in due to
    affiliate, net                109,060          78,645
Total adjustments              (1,543,881)       (752,209)
   Net cash (used in)
   provided by
   operating activities          (647,759)         10,867

Cash flows from investing
  activities:
Investment in Maine Hydro
  Projects                            ---        (58,374)
Loans to Maine
  BioMass Projects              (250,000)           ---
Deferred due diligence costs    (903,637)       (107,949)
   Net cash used in
     investment activities    (1,153,627)       (166,323)

Cash flows from financing
  activities:
Proceeds from Shareholders'
  Contributions                24,177,311     15,106,876
Selling commissions and
  offering costs paid          (2,776,986)    (2,084,507)
Cash distributions to
  Shareholders                 (2,203,641)      (178,257)
Net cash used in
   financing activities        19,196,684     12,844,112

Net increase in cash
  and cash equivalents         17,395,288     12,688,656

Cash and cash equivalents
  beginning of period          40,821,582      7,654,619

Cash and cash equivalents
  end of period               $58,216,870    $20,343,275

See accompanying notes to financial statements.

Ridgewood Electric Power Trust V
Notes to Financial Statements.  (unaudited)

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust V's financial statements included in the Registration Statement on Form 10, which should be read in con-Junction with these financial statements.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2. Offering of Shares

The offering of Investor Shares, which began on April 12, 1996, was Discontinued on April 15, 1998.

3. Loans to Biomass Project

In the first quarter of 1998, the Trust loaned $250,000 to Indeck Maine Energy, L.L.C. ("Maine Biomass Projects"). The loan is in the form of two demand notes that bear interest at 5% per annum. Ridgewood Electric Power Trust IV, which owns an identical preferred membership interest in the Maine Biomass Projects, also made identical loans to the Maine Biomass Projects. The other Maine Biomass Project members also loaned $500,000 to the Maine Biomass Projects with the same terms.

Item #2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, like some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's forward-looking statements here.

The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission and its Confidential Memorandum discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies of fuel and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith.

By making these statements now, the Trust is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.


Dollar amounts in this discussion are generally rounded to the nearest $1,000.

Introduction

The financial statements include only the accounts of the Trust. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects and the Maine
Biomass Projects.

Results of Operations

In the first six months of 1998, the Trust had total revenues of $1,978,000, which were $872,000 (79%) higher than the total revenue of $1,106,000 in the same period in 1997. Revenues in the second quarter of 1998 of $1,094,000 were $320,000 (41%) higher than the 1997 second quarter revenues of $774,000. In both periods, these increases were the results of higher interest income resulting from the Trust's greater cash balances. The increased interest income was partially offset by lower income from the Trust's equity in the Maine Hydro Projects (resulting from precipitation fluctuations affecting the flow of water) and by a loss from its equity in the Maine Biomass Projects.
The Maine Biomass Projects are not operating (except for required testing) but in April 1998 they began selling "installed capability"
(a measure of their capability to provide electricity) under contract to participants in the New England Power Pool.
Revenues from those sales caused the loss attributable to the Trust from the Maine Biomass Projects to be significantly reduced in the second quarter of 1998.

In the 1997 periods, the investment fee of 2% of Capital
Contributions was the major component of the Trust's expenses. The Trust's offering of shares wound down in early 1998 and ended in April, causing the investment fee charge to fall to $43,000 in the second quarter of 1998 as opposed to $233,000 in the comparable period of 1997. The investment fee will not be charged in the future unless the Trust were to make a new offering of shares, which is not contemplated.

In the 1998 period, the major components of Trust expenses were the annual management fee (2.5% of assets), which began to be charged at the termination of the offering in April, and reimbursements for project management services (computed at cost or the allocable amount of certain overhead expenses) provided by the Managing Shareholder in 1998.

Miscellaneous expenses in the first six months of 1997 and 1998 were comparable.

Liquidity and Capital Resources

In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. There have been no borrowings under the line of credit in 1998.

Other than investments of available cash in power generation Projects, obligations of the Trust are generally limited to payment of Project operating expenses, payment of a management fee and other expenses to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Trust's investments. The Trust's policy is to distribute as much cash as is prudent to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital.
The amount of working capital retained is further reduced by the availability of the line of credit facility.

PART II - OTHER INFORMATION

Item #6 - Exhibits and Reports on Form 8-K

     a.  Exhibits
         Exhibit 27.  Financial Data Schedule

             RIDGEWOOD ELECTRIC POWER TRUST V

                        SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RIDGEWOOD ELECTRIC POWER TRUST V
                             Registrant

                           By /s/Martin V. Quinn
                              Martin V. Quinn, Senior Vice President and
                              Chief Financial Officer (signing on behalf
                              of the Registrant and as principal financial
                              officer)