Form 10-Q
period 1999-03-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2000-03-29
CIK 1060755

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999

Commission File No. 0-24143

                        RIDGEWOOD ELECTRIC POWER TRUST V
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                     22-3437351
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

   947 Linwood Avenue, Ridgewood, New Jersey                07450-2939
   (Address of principal executive offices                  (Zip Code)

   (201) 447-9000
   Registrant's telephone number, including area code:

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

                        Ridgewood Electric Power Trust V

                        Consolidated Financial Statements

                                 March 31, 1999

Ridgewood Electric Power Trust V
Consolidated Balance Sheet
--------------------------------------------------------------------------------


                                               March 31,     December 31,
                                                 1999            1998
                                             ------------    -----------
                                              (unaudited)
Assets:
Cash and cash equivalents ................   $ 40,812,203    $ 42,832,241
Due from affiliates ......................      1,406,496       1,165,140
Interest receivable ......................        184,410          96,806
Other current assets .....................        167,563         165,683
                                             ------------    ------------

    Total current assets .................     42,570,672      44,259,870

Investments:
Maine Hydro Projects .....................      6,754,424       6,217,289
Maine Biomass Projects ...................      6,238,664       6,306,817
MetaSound Systems ........................      2,204,925       2,447,413
Quantum Conveyor .........................      3,085,461       3,096,170
Santee River Rubber ......................      8,797,748       9,007,968

Deferred due diligence costs .............        662,151         399,498
                                             ------------    ------------

    Total assets .........................   $ 70,314,045    $ 71,735,025
                                             ------------    ------------

Liabilities and shareholders' equity:

Accounts payable and accrued expenses ....   $    196,813    $    194,531
Due to affiliates ........................        227,582         593,582
                                             ------------    ------------

    Total current liabilities ............        424,395         788,113
                                             ------------    ------------

Minority interest ........................      1,731,878       1,730,174

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (950 shares issued
  and outstanding) .......................     68,268,458      69,315,887
Managing shareholder's accumulated deficit       (110,686)        (99,149)
                                             ------------    ------------
    Total shareholders' equity ...........     68,157,772      69,216,738
                                             ------------    ------------

    Total liabilities and shareholders'
      equity .............................   $ 70,314,045    $ 71,735,025
                                             ------------    ------------



                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------


                                                  Three Months Ended
                                           --------------------------------
                                           March 31, 1999    March 31, 1998
Revenue:
                                                ---------    ---------

   Interest income ..........................   $ 614,026    $ 825,129
   Income from Maine Hydro Projects .........     537,135      326,530
   Loss from Maine Biomass Projects .........    (168,403)    (267,857)
   Loss from MetaSound Systems ..............    (248,639)        --
   Loss from Quantum Conveyor ...............     (10,709)        --
   Income from Santee River Rubber ..........       4,034         --
                                                ---------    ---------
           Total revenue ....................     727,444      883,802
                                                ---------    ---------

Expenses:
  Investment fee ............................       6,500      260,773
  Management fee ............................     601,202         --
  Allocated management costs ................        --        138,461
  Accounting and legal fees .................      20,039        9,505
  Research and development ..................     201,332         --
  Miscellaneous .............................      53,114        8,046
                                                ---------    ---------
          Total expenses ....................     882,187      416,785
                                                ---------    ---------

           (Loss) income from operations ....    (154,743)     467,017

  Minority interest in income of consolidated
      subsidiary ............................      (1,704)        --
                                                ---------    ---------

           Net (loss) income ................   $(156,447)   $ 467,017
                                                ---------    ---------


                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                                    Managing
                                 Shareholders     Shareholder        Total
                                 ------------    ------------    -----------


Shareholders' equity, December
   31, 1998 ..................   $ 69,315,887    $    (99,149)   $ 69,216,738

Capital contributions ........         94,800            --            94,800

Cash distributions ...........       (987,346)         (9,973)       (997,319)

Net income for the ...........       (154,883)         (1,564)       (156,447)
period
                                 ------------    ------------    ------------

Shareholders' equity, March
  31, 1999 ...................   $ 68,268,458    $   (110,686)   $ 68,157,772
                                 ------------    ------------    ------------

                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------


                                                     ree Months Ended
                                                ----------------------------
                                                  March 31,       March 31,
                                                    1999            1998
                                                ------------    ------------

Cash flows from operating activities:
  Net (loss) income .........................   $   (156,447)   $    467,017
                                                ------------    ------------

  Adjustments to reconcile net income to net
   cash flows from operating activities:
    Income from unconsolidated Maine Hydro
      Projects ..............................       (537,135)       (326,530)
    Loss from unconsolidated Maine Biomass
      Projects ..............................        168,403         267,857
    Loss from unconsolidated MetaSound
      Systems ...............................        248,639            --
    Loss from unconsolidated Quantum Conveyor         10,709            --
    Income from unconsolidated Santee River
      Rubber ................................         (4,034)           --
    Minority interest in income of
      consolidated subsidiary ...............          1,704            --
    Changes in assets and liabilities:
      Increase in interest receivable .......        (87,604)       (114,560)
      Increase in other current assets ......         (1,880)           --
      (Decrease) increase in accounts payable
        and accrued expenses ................          2,282      (1,064,862)
      Decrease in due to affiliate, net .....       (607,356)       (134,081)
                                                ------------    ------------
        Total adjustments ...................       (806,272)     (1,372,176)
                                                ------------    ------------
  Net cash (used in) provided by operating
    activities ..............................       (962,719)       (905,159)
                                                ------------    ------------

Cash flows from investing activities:
  Loans to Maine Biomass Projects ...........       (100,250)       (250,000)
  Investment in MetaSound Systems ...........         (6,151)           --
  Distributions from Santee River Rubber ....        214,254            --
  Deferred due diligence costs ..............       (262,653)       (179,268)
                                                ------------    ------------
  Net cash used in investing activities .....       (154,800)       (429,268)
                                                ------------    ------------

Cash flows from financing activities:
  Proceeds from shareholders' contributions .        130,500      21,641,833
  Selling commissions and offering costs paid        (35,700)     (2,446,278)
  Cash distributions to shareholders ........       (997,319)     (1,246,739)
                                                ------------    ------------
  Net cash provided by financing activities .       (902,519)     17,948,816
                                                ------------    ------------

Net increase in cash and cash equivalents ...     (2,020,038)     16,614,389

Cash and cash equivalents, beginning of year      42,832,241      40,821,582
                                                ------------    ------------

Cash and cash equivalents, end of period ....   $ 40,812,203    $ 57,435,971
                                                ------------    ------------


                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust V
Notes to Consolidated Financial Statements (unaudited)

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments which consist of normal recurring adjustments, necessary for the pair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust V's financial statements included in the 1998 Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2.  Maine Biomass Projects

In the first quarter of 1999 and April 1999, the Trust loaned $100,250 and $62,250, respectively, to Indeck Maine Energy, L.L.C. ("Maine Biomass Projects"). The loan is in the form of two demand notes that bear interest at 5% per annum. Ridgewood Electric Power Trust IV, which owns an identical preferred membership interest in the Maine Biomass Projects, also made identical loans to the Maine Biomass Projects. The other Maine Biomass Project members also loaned $150,000 in the first quarter of 1999 and $177,000 in April 1999 to the Maine Biomass Projects with the same terms.

The Maine Biomass Projects were operated by Indeck Operations, Inc., an affiliate of the members of the Maine Biomass Projects. The annual operator's fee is $300,000, of which $200,00 is payable contingent upon the Trusts receiving their cumulative annual return. The management agreement had a term of one year and automatically continued for successive one year terms, unless canceled by either the Maine Biomass Projects or Indeck Operations, Inc. The Maine Biomass Projects exercised their right to terminate the contract on March 1, 1999 because certain preferred membership interest payments have not been made. Under an Operating Agreement with the Trust, Ridgewood Power Management Corporation ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, will provide management, purchasing, engineering, planning and administrative services to the Maine Biomass Projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are generally rounded to the nearest $1,000.

Introduction

The consolidated financial statements include only the accounts of the Trust and its majority owned subsidiary, Ridgewood WaterPure Corporation. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects, the Maine Biomass Projects, the Santee River Rubber Project, Quantum Conveyors and MetaSound Systems, which are owned 50% or less by the Trust.

Results of Operations

         Quarter ended March 31, 1999 compared to quarter ended March 31, 1998.

In the first quarter of 1999, the Trust had total revenue of $727,000, a decline of $157,000 from total revenue of $884,000 in the same period in 1998. Interest income declined by $211,000 from $825,000 in the first quarter of 1998 to $614,000 in the first quarter of 1999 due to lower average cash balances. Equity income from the Maine Hydro Projects increased $210,000 from $327,000 in the first quarter of 1998 to $537,000 in the same period in 1999 due to higher production because of above-average river flows. The equity loss from the shut-down Maine Biomass Projects decreased from $268,000 in the first quarter of 1998 to $168,000 in the same period in 1999 due to cost reductions and installed electric capacity at the plants. The Trust recorded a loss of $249,000 in the first quarter of 1999 equal to its share of losses incurred at MetaSound Systems. The Trust acquired a minority interest in that company in December 1998.

The investment fee declined from $261,000 in the first quarter of 1998 to $7,000 in the first quarter of 1999 as a result of the closing of the Trust's offering in April 1998. In the first quarter of 1999, the most significant expense was the management fee of $601,202 (2.5% annually of capital contributions), which began to be charged at the termination of the offering in April 1998. This fee supersedes reimbursements for project management services (computed at cost or the allocable amount of certain overhead expenses) provided by the Managing Shareholder, which totalled $138,000 in the first quarter of 1998.

In the first quarter of 1999, the Trust's Ridgewood WaterPure subsidiary incurred $201,000 of research and development costs related to its water distillation technology.

         Quarter ended March 31, 1998 compared to quarter ended March 31, 1997.

In the first three months of 1998, the Trust had total revenues of $884,000, which were $552,000 higher than the total revenue of $332,000 in the same period in 1997. The increase was a result of higher interest income resulting from the Trust's greater cash balances. In addition, the Trust recorded greater equity income from the Maine Hydro Projects and recorded an equity loss from the Maine Biomass Projects. The increase in income from the Maine Hydro Projects is due to higher revenues from the hydroelectric dams. The Maine Biomass Projects, which were acquired in July 1997, recorded losses because the plants were temporarily shut-down.

Expenses were $417,000 in the first quarter of 1998 compared to $93,000 in the same period in 1997. The primary cause of the increase was a $182,000 increase in the investment fee resulting from a higher level of capital contributions. The 1998 expense also included $138,000 of reimbursements for project management services (computed at cost or the allocable amount of certain overhead expenses) provided by the Managing Shareholder.

Liquidity and Capital Resources

In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $1,150,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to
1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. There have been no borrowings under the line of credit in 1999.

Other than investments of available cash in power generation Projects, obligations of the Trust are generally limited to payment of Project operating expenses, payment of a management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Trust's investments. The Trust's policy is to distribute as much cash as is prudent to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The amount of working capital retained is further reduced by the availability of the line of credit facility.

The Trust anticipates that, during 1999, its cash flow from operations, unexpended offering proceeds and line of credit facility will be adequate to fund its obligations.

Year 2000 remediation

Please refer to the Trust's disclosures at Item 7 - Management's Discussion and Analysis of its Annual Report on Form 10-K for 1998 for a discussion of year 2000 issues affecting the Trust. Since that report was filed, the only material change in the Trust's year 2000 compliance is that the changes to the Managing Shareholder's investor distribution system have been completed. Testing of those changes has been rescheduled to late May 1999 in conjunction with a regularly scheduled set of distributions. No other material changes in the Trust's remediation efforts or its plans for year 2000 compliance have occurred.

                          PART II - OTHER INFORMATION

Item 5. Other Information

Ridgewood Power Corporation has been the managing shareholder of the Trust. It organized the Trust and acted as managing shareholder until April 1999. On or about April 20, 1999 it was merged into Ridgewood Power LLC, a New Jersey limited liability company, which thus became the Managing Shareholder of the Trust. Ridgewood Power LLC was organized in early April 1999 and has no business other than acting as the successor to Ridgewood Power Corporation. No material change in the Trust's operations or business will result from the merger.

Robert E. Swanson has been the President, sole director and sole stockholder of Ridgewood Power Corporation since its inception in February 1991 and is now the controlling member, sole manager and President of the Managing Shareholder. Mr. Swanson currently is the sole equity owner of the Managing Shareholder but is considering a transfer of 53% of the equity ownership to two family trusts. If that transfer is made, he will have the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them and accordingly will continue to have sole control of the Managing Shareholder. Further, Mr. Swanson is designated as the sole manager of the Managing Shareholder in its operating agreement.

Ridgewood Power LLC is also the managing  shareholder of the other five business
trusts   organized  by  Ridgewood  Power   Corporation  to  participate  in  the
independent electric power industry.

Similarly, Ridgewood Power Management Corporation, which operates certain Projects on behalf of the Trust, was merged on or about April 20, 1999 into a new New Jersey limited liability company, Ridgewood Power Management LLC. The ownership and control of Ridgewood Power Management LLC are the same as those of Ridgewood Power LLC and its only business is to be the successor to Ridgewood Power Management Corporation. No material change in the operation of the Projects is expected as a result of that merger.

Item 6. Exhibits and Reports on Form 8-K

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

                           RIDGEWOOD ELECTRIC POWER TRUST V
                             Registrant

May 17, 1999               By /s/ Martin V. Quinn
Date                              Martin V. Quinn
                                  Senior Vice President and
                                   Chief Financial Officer
                                  (signing on behalf of the
                                   Registrant and as
                                   principal financial
                                   officer)