Form 10-Q
period 1999-06-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2000-03-29
CIK 1060755

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OFTHE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1999

                         Commission file Number 0-24143

                        RIDGEWOOD ELECTRIC POWER TRUST V
            (Exact name of registrant as specified in its charter.)

        Delaware                           22-3437351
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)         Identification No.)

   947 Linwood Avenue, Ridgewood, New Jersey                07450-2939
   (Address of principal executive offices)                   (Zip Code)

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

Item 1. Financial Statements


                        Ridgewood Electric Power Trust V

                        Consolidated Financial Statements

                                  June 30, 1999

Ridgewood Electric Power Trust V
Consolidated Balance Sheet
--------------------------------------------------------------------------------


                                                 June 30,      December 31,
                                                  1999             1998
                                               ------------    ------------
                                                (unaudited)
Assets:
Cash and cash equivalents ..................   $ 24,575,852    $ 42,832,241
Due from affiliates ........................          9,713       1,165,140
Other current assets .......................        338,563         262,489
                                               ------------    ------------
  Total current assets .....................     24,924,128      44,259,870

Investments:
Maine Hydro Projects .......................      6,331,943       6,217,289
Maine Biomass Projects .....................      6,121,321       6,306,817
MetaSound Systems ..........................      2,073,362       2,447,413
Quantum Conveyor ...........................      2,974,202       3,096,170
UK Landfill Projects .......................     16,104,987            --
Santee River Rubber ........................      8,764,484       9,007,968

Deferred due diligence costs ...............      1,197,109         399,498
Other assets ...............................         46,218            --
                                               ------------    ------------
  Total assets .............................   $ 68,537,754    $ 71,735,025
                                               ------------    ------------

Liabilities and shareholders' equity:
Accounts payable and accrued expenses ......   $    175,959    $    194,531
Due to affiliates ..........................        219,132         593,582
                                               ------------    ------------
  Total current liabilities ................        395,091         788,113
                                               ------------    ------------

Minority interest ..........................      1,607,753       1,730,174

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (950 shares
 issued and outstanding) ...................     66,662,038      69,315,887
Managing shareholder's accumulated deficit .       (127,128)        (99,149)
                                               ------------    ------------
  Total shareholders' equity ...............     66,534,910      69,216,738
                                               ------------    ------------
  Total liabilities and shareholders' equity   $ 68,537,754    $ 71,735,025
                                               ------------    ------------


          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------


                           Six Months Ended             Three Months Ended
                       --------------------------    --------------------------
                          June 30,       June 30,      June 30,       June 30,
                            1999          1998          1999            1998
                       -----------    -----------    -----------    -----------
Revenue:
Interest income ....   $ 1,092,329    $ 1,601,073    $   478,303    $   775,944
Income from Maine
 Hydro Projects ....       654,661        687,540        117,526        361,010
Loss from Maine
 Biomass Projects ..      (410,497)      (311,033)      (242,094)       (43,176)
Income  from Santee
 River Rubber ......       129,605           --          125,571           --
Loss from Quantum
 Conveyor ..........      (129,752)          --         (119,043)          --
Loss from MetaSound       (427,463)          --         (178,824)          --
                       -----------    -----------    -----------    -----------
  Total revenue ....       908,883      1,977,580        181,439      1,093,778
                       -----------    -----------    -----------    -----------
Expenses:
Investment fee .....         6,500        303,368           --           42,595
Due diligence costs        101,988         19,169        101,988         19,169
Accounting and legal
 fees ..............        64,869         27,665         44,830         18,160
Management fee .....     1,263,522        472,432        662,320        472,432
Allocated management
 costs .............          --          238,989           --          100,528
Research and
 development .......       350,284           --          118,952           --
Miscellaneous ......        74,774         19,835         21,660         11,789
                       -----------    -----------    -----------    -----------
  Total expenses ...     1,861,937      1,081,458        949,750        664,673
                       -----------    -----------    -----------    -----------
Income (loss) from
 operations ........      (953,054)       896,122       (768,311)       429,105

Minority interest in
 loss of subsidiary        122,421           --          124,125           --
                       -----------    -----------    -----------    -----------
Net income (loss) ..   $  (830,633)   $   896,122    $  (644,186)   $   429,105
                       -----------    -----------    -----------    -----------


          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                          Managing
                        Shareholders     Shareholder        Total
                        ------------    ------------    ------------
Shareholders' equity,
 December 31, 1998 ..   $ 69,315,887    $    (99,149)   $ 69,216,738

Capital contributions        116,100            --           116,100

Cash distributions ..     (1,947,622)        (19,673)     (1,967,295)

Net loss for the
period ..............       (822,327)         (8,306)       (830,633)
                        ------------    ------------    ------------
Shareholders' equity,
 June 30, 1999 ......   $ 66,662,038    $   (127,128)   $ 66,534,910
                        ------------    ------------    ------------



          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                        Six Months Ended
                                                  -----------------------------
                                                      June 30,       June 30,
                                                        1999           1998
                                                  -----------------------------
Cash flows from operating activities:
Net (loss) income ..............................   $   (830,633)   $    896,122
                                                   ------------    ------------
Adjustments to  reconcile  net  income to net
 cash  flows  from  operating activities:
 Income from unconsolidated Maine Hydro Projects       (654,661)       (687,540)
 Loss from unconsolidated Maine Biomass Projects        410,496         311,033
 Loss from unconsolidated MetaSound Systems ....        427,463            --
 Loss from unconsolidated Quantum Conveyor .....        129,752            --
 Income from unconsolidated Santee River Rubber        (129,605)           --
 Minority interest in loss of consolidated
  subsidiary ...................................       (122,421)           --
 Changes in assets and liabilities:
  Decrease (increase) in due from affiliates ...      1,155,427        (174,831)
  Increase in other current assets .............        (76,074)       (193,218)
  Increase in other assets .....................        (46,218)           --
  Decrease in accounts payable and accrued
   expenses                                             (18,572)        (12,435)
 (Decrease) increase in due to affiliates ......       (374,450)        283,891
                                                   ------------    ------------
 Total adjustments .............................        701,137        (473,100)
                                                   ------------    ------------
 Net cash provided by (used in) operating
  activities ...................................       (129,496)        423,022
                                                   ------------    ------------
 Cash flows from investing activities:
  Loans to Maine Biomass Projects ..............       (225,000)       (250,000)
  Investment in UK Landfill Projects ...........    (16,104,987)           --
  Investment in MetaSound Systems ..............        (53,412)           --
  Investment in Quantum Conveyor ...............         (7,784)           --
  Distributions from Maine Hydro Projects ......        540,007            --
  Distributions from Santee River Rubber .......        373,089            --
  Deferred due diligence costs .................       (797,611)       (903,637)
                                                   ------------    ------------
  Net cash used in investing activities ........    (16,275,698)     (1,153,637)
                                                   ------------    ------------

 Cash flows from financing activities:
  Proceeds from shareholders' contributions ....        128,250      24,177,311
  Selling commissions and offering costs paid ..        (12,150)     (3,847,767)
  Cash distributions to shareholders ...........     (1,967,295)     (2,203,641)
                                                   ------------    ------------
  Net cash (used in) provided by financing
   activities ..................................     (1,851,195)     18,125,903
                                                   ------------    ------------

 Net increase in cash and cash equivalents .....    (18,256,389)     17,395,288

 Cash and cash equivalents, beginning of year ..     42,832,241      40,821,582
                                                   ------------    ------------
 Cash and cash equivalents, end of period ......   $ 24,575,852    $ 58,216,870
                                                   ------------    ------------


          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust V
Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments which consist of normal recurring adjustments, necessary for the pair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust V's financial statements included in the 1998 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2.  Maine Biomass Projects

In the first six months of 1999, the Trust loaned $225,000 to Indeck Maine Energy, L.L.C. ("Maine Biomass Projects"). The loan is in the form of demand notes that bear interest at 5% per annum. Ridgewood Electric Power Trust IV, which owns an identical preferred membership interest in the Maine Biomass Projects, also made identical loans to the Maine Biomass Projects. The other Maine Biomass Project members also loaned $450,000 in the first six months of 1999 to the Maine Biomass Projects with the same terms.

The Maine Biomass Projects were operated by Indeck Operations, Inc., an affiliate of the members of the Maine Biomass Projects. The annual operator's fee is $300,000, of which $200,00 is payable contingent upon the Trusts receiving their cumulative annual return. The management agreement had a term of one year and automatically continued for successive one year terms, unless canceled by either the Maine Biomass Projects or Indeck Operations, Inc. The Maine Biomass Projects exercised their right to terminate the contract of March 1, 1999 because certain preferred membership interest payments have not been made. Under an Operating Agreement with the Trust, Ridgewood Power Management Corporation ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, will provide management, purchasing, engineering, planning and administrative services to the Maine Biomass Projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects.

3.  Combined Landfill Projects

On June 30, 1999, a newly-created subsidiary of the Trust purchased 100% of the equity in four operating landfill gas power plant and one plant in the late stages of development located in Great Britain. The purchase price was $16,104,987. The Trust has the right to develop and construct another 20 landfill gas plants in Great Britain. The estimated cost of the package of completed plants and the 20 developmental sites, if all the developmental plants are built and the Trust elects to acquire them, is $36 to $38 million. The Trust expects to supply the first $19 million and The Ridgewood Power Growth Fund, a similar investment program managed by managing shareholder, will supply the remainder of the development equity. To the extent that The Ridgewood Power Growth Fund supplies capital, it will receive an undivided interest in the entire package of operating and developmental projects.

The first five plants have an installed capacity of 14.5 megawatts and sell the electricity under a 17 year contract to a quasi-autonomous non-governmental organization that purchases electricity generated by renewable sources on behalf of all English utilities. The first five projects have been or will be financed with a total of $16.6 million of long-term bank debt, in addition to the equity interest purchased by the Trust.

4.       Summary Results of Operations for Selected Investments

Summary results of operations for the Maine Hydro projects, which are accounted for under the equity method, were as follows:

                               Six months ended June 30,
                                     1999        1998
Total revenue ...............   $2,861,095    3,037,670
Depreciation and amortization      550,907      544,715
Income from operations ......    1,349,818    1,380,957
Net income ..................    1,309,321    1,396,401

Summary results of operations for the Maine Biomass projects, which are accounted for under the equity method, were as follows:
                               Six months ended June 30,
                                    1999        1998
Total revenue ...............   $ 575,230      646,167
Depreciation and amortization      90,415       90,415
Loss from operations ........    (774,807)    (617,015)
Net loss ....................    (820,995)    (626,815)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are generally rounded to the nearest $1,000.

Introduction

The consolidated financial statements include only the accounts of the Trust and its majority owned subsidiary, Ridgewood WaterPure Corporation. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects, the Maine Biomass Projects, the Santee River Rubber Project, the UK Landfill Projects, Quantum Conveyors and MetaSound Systems, over which the Trust does not exercise control.

Results of Operations

In the second quarter of 1999, the Trust had total revenue of $181,000, a decline of $913,000 from total revenue of $1,094,000 in the same period in 1998. For the first six months of 1999, the Trust had total revenue of $909,000, a decline of $1,069,000 from total revenue of $1,978,000 in the same period in 1998.

Interest income declined by $298,000 from $776,000 in the second quarter of 1998 to $478,000 in the second quarter of 1999 due to lower average cash balances. Interest income also declined by $509,000 from $1,601,000 in the first six months of 1998 to $1,092,000 in the same period of 1999 due to the lower average cash balances.

Equity income from the Maine Hydro Projects decreased from $361,000 in the second quarter of 1998 to $118,000 in the same period in 1999 due to lower production because of below-average river flows. However, river flows were higher than average in the first three months of 1999 resulting in comparable results for the first six months of 1999 and 1998 ($655,000 for the first six months of 1999 compared to $688,000 for the first six months of 1998).

The equity loss from the shut-down Maine Biomass Projects increased from $43,000 in the second quarter of 1998 ($311,000 for the first six months of 1998) to $242,000 in the second quarter of 1999 ($410,000 for the first six months of 1999) due to lower revenues from the sale of installed capacity at the plants and additional maintenance costs incurred to prepare the plants for limited summer operations.

The Trust recorded income from its equity interest in the Santee River Rubber project of $126,000 and $130,000 in the second quarter and first six months of 1999, respectively. The Trust acquired its investment in Santee River Rubber in the third quarter of 1998.

The Santee River Rubber project is expected to begin operations in the last quarter of 1999.

The Trust recorded losses of $179,000 and $427,000 in the second quarter and first six months of 1999, respectively, equal to its share of losses incurred at MetaSound Systems. The Trust acquired a minority interest in that company in the fourth quarter of 1998.

The Trust recorded losses of $119,000 and $129,000 in the second quarter and first six months of 1999, respectively, equal to its share of losses incurred at Quantum Conveyors. The Trust acquired a minority interest in that company in the third quarter of 1998.

The Trust recorded $7,000 of investment fees from subscriptions receivable collected in the first quarter of 1999 and none in the second quarter. The decline from the higher 1998 levels reflects the closing of the Trust's offering in April 1998. In the second quarter and first six months of 1999, the most significant expense was the management fee of $662,000 and $1,264,000, respectively, (2.5% annually of capital contributions), which began to be charged at the termination of the offering in April 1998. This fee supersedes reimbursements for project management services (computed at cost or the allocable amount of certain overhead expenses) provided by the Managing Shareholder, which totaled $101,000 and $239,000 in the second quarter and first six months of 1998, respectively.

In the second quarter and first six months of 1999, the Trust's Ridgewood WaterPure subsidiary incurred $350,000 and $119,000, respectively, of research and development costs related to its water distillation technology. The Trust acquired approximately 54% of Ridgewood WaterPure's outstanding common stock in the fourth quarter of 1998.

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

On June 30, 1999, the Trust entered into agreements with the stockholders of Combined Landfill Projects Limited ("CLP"), of London, England, for a $16.1 million purchase of 100% of the equity interest in four operating landfill gas power plants and one plant in the late stages of construction, as well as the rights to develop and construct another 20 landfill gas plants in Great Britain. The estimated cost of the package of completed plants and the 20 developmental sites, if all the developmental plants are built, is $36 to $38 million. The Trust will supply the first $19 million of the purchase price and developmental equity and The Ridgewood Power Growth Fund (the "Growth Fund'), a similar investment program sponsored by the Managing Shareholder, will supply the remainder of the developmental equity. To the extent that the Growth Fund supplies capital, it will receive an undivided interest in the entire package of operating and developmental projects.

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

Year 2000 remediation

Please refer to the Trust's disclosures at Item 7 - Management's Discussion and Analysis of its Annual Report on Form 10-K for 1998 for a discussion of year 2000 issues affecting the Trust. Since that report was filed, the only material change in the Trust's year 2000 compliance is that the changes to the Managing Shareholder's investor distribution system have been completed. No material changes in the Trust's remediation efforts or its plans for year 2000 compliance have occurred.

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

                        RIDGEWOOD ELECTRIC POWER TRUST V
                                   Registrant





August 13, 1999                  By /s/ Martin V. Quinn
Date                                Martin V. Quinn
                                    Senior Vice  President  and Chief  Financial
                                    Officer (signing on behalf of the Registrant
                                    and as principal financial officer)