Form 10-Q
period 1999-09-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2000-03-29
CIK 1060755

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OFTHE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1999

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

Item 1. Financial Statements

















                        Ridgewood Electric Power Trust V

                        Consolidated Financial Statements

                               September 30, 1999

Ridgewood Electric Power Trust V
Consolidated Balance Sheet
--------------------------------------------------------------------------------


                                               September 30,    December 31,
                                                    1999            1998
                                                ------------    ------------
                                                (unaudited)
Assets:
Cash and cash equivalents ...................   $ 20,378,452    $ 42,832,241
Due from affiliates .........................        606,226       1,165,140
Other current assets ........................        250,140         262,489
                                                ------------    ------------

   Total current assets .....................     21,234,818      44,259,870

Investments:
Maine Hydro Projects ........................      6,137,156       6,217,289
Maine Biomass Projects ......................      5,865,601       6,306,817
Santee River Rubber .........................      8,529,025       9,007,968
MetaSound Systems ...........................      1,710,164       2,447,413
Quantum Conveyor ............................      2,979,835       3,096,170
GFG / Med Fiber .............................      1,500,000            --
Egyptian Projects ...........................      2,287,201            --
UK Landfill Projects ........................     16,744,035            --

Deferred due diligence costs ................      1,120,018         399,498
Other assets ................................        123,873            --
                                                ------------    ------------

   Total assets .............................   $ 68,231,726    $ 71,735,025
                                                ------------    ------------

Liabilities and shareholders' equity:

Accounts payable and accrued expenses .......   $    174,560    $    194,531
Due to affiliates ...........................      2,000,630         593,582
                                                ------------    ------------

   Total current liabilities ................      2,175,190         788,113
                                                ------------    ------------

Minority interest ...........................      1,553,504       1,730,174

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (950 shares
 issued and outstanding) ....................     64,650,479      69,315,887
Managing shareholder's accumulated deficit ..       (147,447)        (99,149)
                                                ------------    ------------
   Total shareholders' equity ...............     64,503,032      69,216,738
                                                ------------    ------------

   Total liabilities and shareholders' equity   $ 68,231,726    $ 71,735,025
                                                ------------    ------------








          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------


                          Nine Months Ended             Three Months Ended
                       -------------------------    --------------------------
                              September 30,               September 30,
                          1999           1998          1999            1998
                       ----------    -----------    ----------    ------------
Investment income:
 Interest income ..   $ 1,309,706    $ 2,251,014    $   217,377    $   649,941
 Income (loss) from
  Maine Hydro
  Projects ........       459,874        583,735       (194,787)      (103,805)
 Loss from Maine
 Biomass Projects .      (666,216)      (434,502)      (255,719)      (123,469)
 Income  from
  Santee River
  Rubber ..........       209,167           --           79,562           --
 Loss from
  MetaSound .......      (790,661)          --         (363,198)          --
 (Loss) income
  from Quantum
  Conveyor ........      (184,890)        18,899        (55,138)        18,899
 Income  from UK
  Landfill Gas
  Projects ........       369,873           --          369,873           --
                      -----------    -----------    -----------    -----------
 Total investment
  income (loss) ...       706,853      2,419,146       (202,030)       441,566
                      -----------    -----------    -----------    -----------


Expenses:
 Investment fee ...         6,500        318,488           --           15,120
 Due diligence
  costs ...........       178,988        633,790         77,000        614,621
 Management fee ...     1,857,274      1,039,351        593,752        566,919
 Allocated
  management
 costs ............          --          356,221           --          117,232
 Research and
  development .....       567,762           --          217,478           --
 Miscellaneous ....       147,006         73,564          7,363         26,064
                      -----------    -----------    -----------    -----------
 Total expenses ...     2,757,530      2,421,414        895,593      1,339,956
                      -----------    -----------    -----------    -----------

Loss from
 operations .......    (2,050,677)        (2,268)    (1,097,623)      (898,390)

Minority interest
 in loss of
 subsidiary .......       176,670           --           54,249           --
                      -----------    -----------    -----------    -----------

Net loss ..........   $(1,874,007)   $    (2,268)   $(1,043,374)   $  (898,390)
                      -----------    -----------    -----------    -----------





          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                            Managing
                          Shareholders     Shareholder       Total
                          ------------     ------------    ------------


Shareholders' equity,
 December 31, 1998 ....   $ 69,315,887    $    (99,149)   $ 69,216,738

Capital contributions .        116,100            --           116,100

Cash distributions ....     (2,926,241)        (29,558)     (2,955,799)

Net loss for the period     (1,855,267)        (18,740)     (1,874,007)

                          ------------    ------------    ------------

Shareholders' equity,
 September 30, 1999 ...   $ 64,650,479    $   (147,447)   $ 64,503,032
                          ------------    ------------    ------------

































          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                         Nine Months Ended
                                                   ----------------------------
                                                   September 30,   September 30,
                                                       1999           1998
                                                   ------------    ------------
Cash flows from operating activities:
Net loss .......................................   $ (1,874,007)   $     (2,268)
                                                   ------------    ------------

Adjustments  to  reconcile  net  loss
 to net  cash  flows  from  operating
 activities:
 Income from unconsolidated Maine Hydro Projects       (459,874)       (583,735)
 Loss from unconsolidated Maine Biomass Projects        666,216         434,502
 Loss from unconsolidated MetaSound Systems ....        790,661            --
 Income from unconsolidated Santee River Rubber        (209,167)           --
 Loss from unconsolidated Quantum Conveyor .....        184,890         (18,899)
 Income from unconsolidated UK Landfill Gas
  Projects .....................................       (369,873)           --
 Minority interest in loss of consolidated
  subsidiary ...................................       (176,670)           --
 Changes in assets and liabilities:
  Decrease (increase) in due from affiliates ...        558,914         (14,467)
  Decrease (increase) in other current assets ..         12,349         (30,525)
  Increase in other assets .....................       (123,873)           --
  (Decrease) increase in accounts payable
 and accrued expenses ..........................        (19,971)          3,996
  Increase (decrease) in due to affiliates .....      1,407,048         (46,942)
                                                   ------------    ------------
   Total adjustments ...........................      2,260,650        (256,070)
                                                   ------------    ------------
   Net cash provided by (used in)
    operating activities .......................        386,643        (258,338)
                                                   ------------    ------------

Cash flows from investing activities:
Loans to Maine Biomass Projects ................       (225,000)       (250,000)
Investment in Santee River Project .............           --        (8,939,301)
Investment in MetaSound Systems ................        (53,412)           --
Investment in Quantum Conveyor .................        (68,555)     (3,001,100)
Investment in GFG / Med Fiber ..................     (1,500,000)           --
Investment in Egyptian Projects ................     (2,287,201)           --
Investment in UK Landfill Gas Projects .........    (16,374,162)           --
Distributions from Maine Hydro Projects ........        540,007            --
Distributions from Santee River Rubber .........        688,110            --
Deferred due diligence costs ...................       (720,520)       (894,578)
                                                   ------------    ------------
   Net cash used in investing activities .......    (20,000,733)    (13,084,979)
                                                   ------------    ------------

Cash flows from financing activities:
Proceeds from shareholders' contributions ......        128,250      25,945,198
Selling commissions and offering costs paid ....        (12,150)     (4,581,947)
Cash distributions to shareholders .............     (2,955,799)     (3,176,118)
                                                   ------------    ------------
Net cash (used in) provided by financing
 activities ....................................     (2,839,699)     18,187,133
                                                   ------------    ------------

Net (decrease) increase in cash and
 cash equivalents ..............................    (22,453,789)      4,843,816

Cash and cash equivalents, beginning of year ...     42,832,241      40,821,582
                                                   ------------    ------------

Cash and cash equivalents, end of period .......   $ 20,378,452    $ 45,665,398
                                                   ------------    ------------

          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust V
Notes to Consolidated Financial Statements (unaudited)

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments which consist of normal recurring adjustments, necessary for the pair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust V's financial statements included in the 1998 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2.  Maine Biomass Projects

In the first six months of 1999, the Trust loaned an additional $225,000 to Indeck Maine Energy, L.L.C. ("Maine Biomass Projects"). At September 30, 1999, the total amount loaned by the Trust was $600,000 and is recorded as an increase to the trust's investment in the Maine Biomass Projects. The loan is in the form of demand notes that bear interest at 5% per annum. Ridgewood Electric Power Trust IV, which owns an identical preferred membership interest in the Maine Biomass Projects, also made identical loans to the Maine Biomass Projects. The other Maine Biomass Project members also loaned $450,000 in the first six months of 1999 to the Maine Biomass Projects with the same terms.

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

3.  Investment in GFG / Med Fiber Project

In September 1999, the Trust and The Ridgewood Power Growth Fund (the "Growth Fund"), a similar investment program managed by the managing shareholder, made a joint investment of $3,000,000 in Global Fiber Group ("GFG"), which is in the process of developing an underwater fiber optic cable in the Western
Mediterranean (the "Med Fiber Project"). The investment, which was funded equally by the Trust and the Growth Fund, provides for a 25% ownership interest in GFG and the right to invest in projects developed by GFG. The Trust and the Growth Fund anticipate equally funding an $18,000,000 joint venture investment in the Med Fiber Project in the fourth quarter of 1999.

4. Investment in Egyptian Projects

In 1999, the Trust and the Growth Fund jointly formed a company to develop electric power and water purification plants for resort hotels in Egypt. As of September 30, 1999, the Trust and Growth Fund had invested approximately $4.5 million in various projects under development and anticipate investing, at a minimum, an additional $6 million. To the extent that the Trust and Growth Fund supply capital, they receive an undivided interest in the entire package of projects.

5.  UK Landfill Gas Projects

On June 30, 1999, a newly-created subsidiary of the Trust purchased 100% of the equity in four operating landfill gas power plant and one plant in the late stages of development located in Great Britain. The purchase price was $16,104,987. The Trust has the right to develop and construct another 20 landfill gas plants in Great Britain. The estimated cost of the package of completed plants and the 20 developmental sites, if all the developmental plants are built and the Trust elects to acquire them, is $36 to $38 million. The Trust supplied the first $16.1 million and the Growth Fund will supply the remainder of the development equity. To the extent that the Growth Fund supplies capital, it will receive an undivided interest in the entire package of operating and developmental projects. The Trust accounts for these projects using the equity method because its ability to exercise control over the projects is expected to be temporary due to the anticipated investment of the Growth Fund.

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

6.       Summary Results of Operations for Selected Investments
Summary results of operations for the Maine Hydro projects, which are accounted for under the equity method, were as follows:

                            Nine months ended September 30,
                                   1999        1998
Total revenue ...............   $3,195,185   $3,580,482
Depreciation and amortization      829,079      817,200
Income from operations ......      973,485    1,141,168
Net income ..................      919,748    1,167,472

Summary results of operations for the Maine Biomass projects, which are accounted for under the equity method, were as follows:

                              Nine months ended September 30,
                                    1999            1998
Total revenue ...............   $   925,326    $ 1,198,098
Depreciation and amortization       135,623        135,623
Loss from operations ........    (1,260,333)      (837,629)
Net loss ....................    (1,332,431)      (869,004)

Summary results of operations for the Santee River Rubber project, which is accounted for under the equity method, were as follows:

                    Nine months ended September 30, 1999
Total revenue ...............   $      --
Depreciation and amortization          --
Net loss ....................    (1,080,000)

Summary results of operations for the UK Landfill Gas projects, which are accounted for under the equity method, were as follows:

                  Three months ended September 30,    1999
Total revenue ...............   $1,230,456
Depreciation and amortization      125,843
Income from operations ......      380,854
Net income ..................      369,873

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are generally rounded to the nearest $1,000.

Introduction

The consolidated financial statements include only the accounts of the Trust and its majority owned subsidiary, Ridgewood WaterPure Corporation. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects, the Maine Biomass Projects, the Santee River Rubber Project, the UK Landfill Gas Projects, Quantum Conveyors and MetaSound Systems, over which the Trust does not exercise control or control is expected to be temporary.

Results of Operations

In the third quarter of 1999, the Trust had a loss from its investments of $202,000 compared to income of $442,000 for the same period in 1998. For the first nine months of 1999, the Trust had total investment income of $706,000, a decline of $1,713,000 from total revenue of $2,419,000 in the same period in 1998.

Interest income declined by $433,000 from $650,000 in the third quarter of 1998 to $217,000 in the third quarter of 1999 due to lower average cash balances. Interest income also declined by $941,000 from $2,251,000 in the first nine months of 1998 to $1,310,000 in the same period of 1999 due to the lower average cash balances.

The equity loss from the Maine Hydro Projects increased from $104,000 in the third quarter of 1998 to $195,000 in the same period in 1999 due to lower production because of below-average river flows. The below-average river flows also reduced equity income for the first nine months of 1999 and 1998 ($460,000 for the first nine months of 1999 compared to $584,000 for the first nine months of 1998).

The equity loss from the shut-down Maine Biomass Projects increased from $123,000 in the third quarter of 1998 ($435,000 for the first nine months of 1998) to $256,000 in the third quarter of 1999 ($666,000 for the first nine months of 1999) due to lower revenues from the sale of installed capacity at the plants and additional costs incurred to prepare the plants for limited operations.

The Trust recorded income from its equity interest in the Santee River Rubber project of $80,000 and $209,000 in the third quarter and first nine months of 1999, respectively. The Trust acquired its investment in Santee River Rubber in the third quarter of 1998. The Santee River Rubber project is expected to begin operations in the last quarter of 1999.

The Trust recorded losses of $363,000 and $791,000 in the third quarter and first nine months of 1999, respectively, equal to its share of losses incurred at MetaSound Systems. The Trust acquired a minority interest in that company in the fourth quarter of 1998.

The Trust recorded losses of $55,000 and $184,000 in the third quarter and first nine months of 1999, respectively, equal to its share of losses incurred at Quantum Conveyors. The Trust acquired a minority interest in that company in the third quarter of 1998.

The Trust recorded income of $370,000 in the third quarter of 1999 equal to its share of income recorded at the UK Landfill projects. The Trust acquired the projects on June 30, 1999.

The Trust recorded $7,000 of investment fees from subscriptions receivable collected in the first quarter of 1999 and none in the second and third quarters. The decline from the higher 1998 levels reflects the closing of the Trust's offering in April 1998. In the third quarter and first nine months of 1999, the most significant expense was the management fee of $594,000 and $1,857,000, respectively, (2.5% annually of capital contributions), which began to be charged at the termination of the offering in April 1998. This fee supersedes reimbursements for project management services (computed at cost or the allocable amount of certain overhead expenses) provided by the Managing Shareholder, which totaled $356,000 in the first nine months of 1998.

In the third quarter and first nine months of 1999, the Trust's Ridgewood WaterPure subsidiary incurred $217,000 and $568,000, respectively, of research and development costs related to its water distillation technology. The Trust acquired approximately 54% of Ridgewood WaterPure's outstanding common stock in the fourth quarter of 1998.

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

On June 30, 1999, the Trust entered into agreements with the stockholders of Combined Landfill Projects Limited ("CLP"), of London, England, for a $16.1 million purchase of 100% of the equity interest in four operating landfill gas power plants and one plant in the late stages of construction, as well as the rights to develop and construct another 20 landfill gas plants in Great Britain. The estimated cost of the package of completed plants and the 20 developmental sites, if all the developmental plants are built, is $36 to $38 million. The Trust supplied the first $16.1 million of the purchase price and developmental equity and The Ridgewood Power Growth Fund (the "Growth Fund'), a similar investment program sponsored by the Managing Shareholder, will supply the remainder of the developmental equity. To the extent that the Growth Fund supplies capital, it will receive an undivided interest in the entire package of operating and developmental projects.

In 1999, the Trust and the Growth jointly formed a company to develop electric power and water purification plants for resort hotels in Egypt. As of September 30, 1999, the trust and the Growth Fund had invested approximately $4.5 million in various projects under development and anticipate investing, at a minimum, an additional $6 million. To the extent that the Trust and Growth Fund supply capital, they receive an undivided interest in the entire package projects in proportion to the capital supplied.

In September 1999, the Trust and Growth Fund made a joint investment of $3,000,000 in Global Fiber Group ("GFG"), which is in the process of developing an underwater fiber optic cable in the Western Mediterranean (the "Med Fiber Project"). The investment, which was funded equally by the Trust and the Growth Fund, provides for a 25% ownership interest in GFG and the right to invest in projects developed by GFG. The Trust and the Growth Fund anticipate equally funding an $18,000,000 joint investment in the Med Fiber Project in the fourth quarter of 1999.

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

Year 2000 remediation

Please refer to the Trust's disclosures in its Annual Report on Form 10-K for the year ended December 31, 1998, at "Item 7 - Management's Discussion and Analysis," for a discussion of year 2000 issues affecting the Trust. In October 1999, the Managing Shareholder completed its year 2000 remediation program after having successfully tested and implemented all necessary changes to its software, including the subscription/investor relations systems and all subsystems used for preparing internal reports. Costs of remediation did not materially exceed the estimated amounts.

The Trust's projects have been reviewed by an outside consultant or by personnel from RPMCo, who determined that the project's electronic control systems other than the Maine Biomass Projects do not contain software affected by the Year 2000 problem and do not contain embedded components that contain Year 2000 flaws. The software and embedded components containing Year 2000 problems at the Maine Biomass Projects have been replaced and the replacements have been tested and are Year 2000 compliant.

No other material changes to the risks to the Trust described in its Annual Report on Form 10-K have occurred. The reasonable worst case scenario anticipated by the Trust is that its electric generating facilities will be able to operate on and after January 1, 2000 but that there may be some short-term inability of their customers to pay promptly. In that event, the Trust's revenues could be materially reduced for a temporary period and it might have to draw upon its credit line to fund operating expenses until the utility makes up any payment arrears.

                           PART II - OTHER INFORMATION

Item 5. Other Information

Mr. Swanson has transferred 54% of the equity interest in the Managing Shareholder to family trusts. He has sole dispositive and voting power over the equity interest transferred to each trust and accordingly continues to be the beneficial owner as defined in Rule 13d-3 of all of the equity interest in the Managing Shareholder.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        RIDGEWOOD ELECTRIC POWER TRUST V
                                   Registrant

November 11, 1999                By /s/ Martin V. Quinn
Date                                Martin V. Quinn
                                    Senior Vice  President  and Chief  Financial
                                    Officer (signing on behalf of the Registrant
                                    and as principal financial officer)