Form 10-Q
period 1998-09-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2000-03-31
CIK 1060755

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                            YES [  ]      NO [X]

Exhibit Index is located on page .

PART I

Item #1.  Financial Statements

PART I. - FINANCIAL INFORMATION


                    RIDGEWOOD ELECTRIC POWER TRUST V
                       CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                            September 30,    December 31,
                                1998            1997
                              (unaudited)
Assets:
Cash and cash equivalents   $ 45,665,398  $ 40,821,582
Due from affiliates              111,078        14,467
Other assets                     197,695       167,170

Total current assets          45,974,171    41,003,219

Investment in Maine
  Hydro Projects               7,278,561     6,694,826
Investment in and
  loans to Maine
  Biomass Projects             6,433,360     6,617,862
Investment in
  Santee River
   Project                     8,939,301          ---
Investment in and
  loans to Quantum
  Conveyor, LLC                3,019,999          ---
Deferred due
  diligence costs              1,048,596       154,018

Total assets                 $72,693,988   $54,469,925


Liabilities and Shareholders' Equity:

Accounts payable and
  accrued expenses            $  34,500     $1,101,285
Due to affiliates               357,724        322,522
Total current
  liabilities                   392,224      1,423,807

Commitments and
  contingencies

Shareholders' equity:

Shareholders' equity
  (950 and 762.8
  shares issued and
  outstanding at Sep-
  tember 30, 1998 and
  December 31, 1997)        72,364,956      53,077,526
Managing shareholder's
  accumulated deficit          (63,192)        (31,408)
Total shareholders'
  equity                    72,301,764      53,046,118

Total liabilities and
  shareholders' equity     $72,693,988     $54,469,925


                 See Accompanying Notes to Financial Statements

                   RIDGEWOOD ELECTRIC POWER TRUST V
                      STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS AND QUARTERS
            ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                            (Unaudited)


                                    Nine months ended                Quarter ended
                              September 30,    September 30,  September 30,  September 30,
                                   1998             1997          1998        1997

Revenue:

Interest income                $2,251,014        $589,815     $  649,941   $   257,316
 Income from Maine
  Hydro Projects                  583,735         595,928       (103,805)     (177,771)
 Income from Quantum
  Conveyor LLC                     18,899           ---           18,899           ---
 Loss from Maine
  Biomass Projects               (434,502)       (214,213)      (123,469)     (214,213)
          Total revenue         2,419,146         971,530        441,566        58,124

Expenses:

  Due diligence costs            633,790           8,159         614,621           763
  Investment fee                 318,488         520,786          15,120       209,280
  Management fee               1,039,351           ---           566,919          ---
  Allocated management
   costs                         356,221         234,409         117,232       234,409
  Accounting and legal fees       39,320          33,503          11,655        17,501
  Miscellaneous                   34,244          15,270          14,409         7,052
          Total expenses       2,421,414         812,127       1,339,956       469,005

  Net income (loss)          $    (2,268)       $159,403       $(898,390)    $(410,881)

See Accompanying Notes to Financial Statements

                 RIDGEWOOD ELECTRIC POWER TRUST V
           STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE PERIOD ENDED SEPTEMBER 30, 1998
                            (unaudited)
                                       Managing
                       Shareholders   Shareholder      Total
Shareholders'
  equity, December 31,
  1997 (762.8 shares)  $ 53,077,526    $ (31,408)   $  53,046,118
Capital contributions,
  net (187.2 shares)     22,434,032        ---         22,434,032
Cash distributions       (3,144,357)     (31,761)      (3,176,118)

Net loss
  for the period             (2,245)         (23)          (2,268)


Shareholders'
  equity,
  September 30,
  1998 (950 shares)    $ 72,364,956      (63,192)    $ 72,301,764


See Accompanying Notes to Financial Statements

                   RIDGEWOOD ELECTRIC POWER TRUST V
                       STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
                         SEPTEMBER 30, 1997
                              (Unaudited)

                                             Nine Months Ended
                                   September 30, 1998    September 30, 1997


Cash flows from operating activities:

Net income (loss)                     $          (2,268)          $  159,403

Adjustments to reconcile net income
  to net cash flows from
  operating activities:
Income from unconsolidated Maine
  Hydro Projects                               (583,735)            (595,928)
Income from unconsolidated
  Quantum Conveyor LLC                          (18,899)                 ---
Loss from unconsolidated Maine
  Biomass Projects                              434,502              214,213
Changes in assets and liabilities:
  Increase in other assets                      (30,525)             (67,628)
  Increase (decrease) in accounts
   payable and accrued expenses                   3,996             (342,082)
  Increase (decrease) in due to
   affiliate, net                               (61,409)             311,988
Total adjustments                              (256,070)            (479,437)
Net cash (used in) provided by
  operating activities                         (258,338)            (320,034)

Cash flows from investing activities:

Investment in Maine Hydro Projects                ---               (102,762)
Loans to Maine Biomass Projects                (250,000)          (7,311,327)
Investment in and loans to
  Quantum Conveyor LLC                       (3,001,100)                ---
Investment in Santee River Project           (8,939,301)                ---
Deferred due diligence costs                   (894,578)            (214,321)
Net cash used in
  investing activities                      (13,084,979)          (7,628,410)

Cash flows from financing activities:

Proceeds from
  shareholders' contributions                25,945,198           24,195,182
Selling commissions
  and offering costs paid                    (4,581,947)          (1,650,929)
Cash distributions
  to shareholders                            (3,176,118)            (582,854)
Net cash provided
  by financing activities                    18,187,133           21,961,399

Net increase in cash
  and cash equivalents                        4,843,816           15,458,592

Cash and cash equivalents,
  beginning of period                        40,821,582            7,654,619
Cash and cash equivalents,
  end of period                        $     45,665,398       $   23,113,211

See accompanying notes to financial statements.

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

Introduction

The financial statements include only the accounts of the Trust. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects, the Maine Biomass Projects and Quantum Conveyor.

Results of Operations

In the first nine months of 1998, the Trust had total revenues of $2,419,000, which were $1,037,000 (75%) higher than the total revenue of $1,382,000 in the same period in 1997. Revenues in the third quarter of 1998 of $442,000 were $166,000 (60%) higher than the 1997 third quarter revenues of $276,000. In both periods, these increases were the results of higher interest income resulting from the Trust's greater cash balances.

The Trust's equity in income from the Maine Hydro Projects decreased from $596,000 in the first nine months of 1997 to $584,000 in the same period in 1998 but improved from a loss of $178,000 in the third quarter of 1997 to a loss of $104,000 in the same period in 1998. These variations were caused by changes in project revenues resulting from precipitation fluctuations affecting the flow of water and were within the expected range of variations. The Trust recorded a loss of $435,000 in the first nine months of 1998 and a loss of $123,000 in the third quarter of 1998 with respect to its equity in Maine Biomass Projects that was acquired in July 1997. The projects are not operating (except for required testing) but in April 1998 they began selling "installed capability" (a measure of their capability to provide electricity) under contract to participants in the New England Power Pool. Revenues from those sales caused the loss attributable to the Trust from the Maine Biomass Projects to be significantly reduced in the second and third quarters of 1998.

In the 1997 periods, the investment fee of 2% of Capital Contributions was the major component of the Trust's expenses. The Trust's offering of shares wound down in early 1998, causing the investment fee charge to fall to $15,000 in the third quarter of 1998 as opposed to $209,000 in the comparable period of 1997. The investment fee will not be charged in the future unless the Trust were to make a new offering of shares, which is not contemplated.

In the 1998 period, the major components of Trust expenses were the annual management fee (2.5% of assets), which began to be charged at the termination of the offering in April, and reimbursements for project management services (computed at cost or the allocable amount of certain overhead expenses) provided by the Managing Shareholder in 1998. In addition, in the third quarter of 1998 the Trust recorded $615,000 of project due diligence expense primarily due to the write off of costs associated with a rejected potential investment in a series of landfill gas fueled generation plants

Other expenses in the first nine months of 1997 and 1998 were comparable.

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

In September 1998, the Trust and an affiliate, Ridgewood Electric Power Trust IV ("Trust IV"), purchased a preferred membership interest in Santee River Rubber Company, LLC, ("Santee River LLC"). Santee River LLC is building a waste tire and rubber processing facility located near Charleston, South Carolina. The Trust's share of the net purchase price was $8,939,301 and Trust IV provided the remaining $4,469,650 of the price.

In September 1998, the Trust through a subsidiary purchased a 15% membership interest in Quantum Conveyor Systems, LLC, ("Quantum Conveyor") for $15,000. Quantum Conveyor designs, manufactures and sells modular conveyor systems used by post offices, distribution centers, warehouses, and other facilities. At the same time as it purchased its membership interest, the Trust's subsidiary made a secured loan of $2,985,000 to Quantum Conveyor. In addition, the subsidiary has an option that expires on March 2, 1999 to purchase an additional 10% membership interest for $10,000 and loan an addition $1,990,000 to Quantum Conveyor. The Trust intends to allow Ridgewood Capital Venture Partners, LLC, a recently-organized investment program that is an affiliate of the Managing Shareholder, to invest up to $2 million in the subsidiary on the same terms as the Trust in order to fund exercise of the option.

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

Item #6 - Exhibits and Reports on Form 8-K

     a. Exhibits Exhibit 27. Financial Data Schedule c. Reports on Form 8-K. The Trust filed a Current Report on Form 8-K, dated , reporting its investment in Santee River Rubber Company, LLC.

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