Form 10-K
period 1999-12-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2000-03-31
CIK 1060755

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

                FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)_X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934__ For the fiscal year ended December 31, 1998

                                   OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 __For the transition period from _________ to _________

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Investor Shares of Beneficial Interest(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 22, 1999 was $95,000,000. Exhibit Index is located on page [ ].

PART I

Item 1.  Business.

Forward-looking statement advisory

     This Annual Report on Form 10-K, as with some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends, year 2000 remediation and other matters relating to the Trust's future results and the business climate and are found, among other places, at Items 1(c)(2) - (5), 5(C) and 7. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

     The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. This Registration Statement discusses many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

     Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies of fuel and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith. Some of these cautionary factors that readers should consider are described below at Item 1(c)(6) - Trends in the Electric Utility and Independent Power Industries.

     By making these statements now, the Trust is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.

(a)  General Development of Business.

     Ridgewood Electric Power Trust V, the Registrant hereunder (the "Trust"), was organized as a Delaware business trust on March 12, 1996 to participate in the development, construction and operation of independent power or similar generating facilities ("Independent Power Projects" or "Projects"). Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation, is the Corporate Trustee of the Trust.

     The Trust sold whole and fractional shares of beneficial interest in the Trust ("Investor Shares") at $100,000 per Investor Share, and terminated its private placement offering on April 15, 1998. It raised approximately
$95,000,000. Net of offering fees, commissions and expenses, the offering provided approximately $77,316,000 for investments in the development and acquisition of Independent Power Projects and operating expenses. The Trust has approximately 2,270 record holders of Investor Shares (the "Investors"). As described below in Item 1(c)(4), as of December 31, 1998 the Trust had invested approximately $29.1 million of its funds in the acquisition of interests in two sets of Independent Power Projects and four other Projects and is actively seeking additional Projects for investment.

     The Trust is organized to be similar to a limited partnership. Ridgewood Power Corporation (the "Managing Shareholder"), a Delaware corporation, is the Managing Shareholder of the Trust.

     In general, the Managing Shareholder has the powers of a general partner of a limited partnership. It has complete control of the day-to-day operation of the Trust and as to most acquisitions. The Trust also has an Independent Panel which does not exercise general oversight of the Managing Shareholder. The Independent Panel Members do not have any management or administrative powers over the Trust or its property, but approval of a majority of the Independent Panel Members is required for approval of transactions between the Trust and other investment programs sponsored by the Managing Shareholder. The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust. See
Item 10 Directors and Executive Officers of the Registrant below for a further description of the management of the Trust. The Managing Shareholder and the Investors are collectively referred to as the "Shareholders."

     The Managing Shareholder is controlled by Robert E. Swanson, who is its sole stockholder and director and chief executive officer. For additional information, see Item 10 -- Directors and Executive Officers of the Registrant. The Managing Shareholder has sponsored five similar business trusts that invest in the independent electric power industry and other capital projects: Ridgewood Electric Power Trusts I through IV ("Ridgewood Power I through IV") and the Ridgewood Power Growth Fund (the "Growth Fund"). Ridgewood Power I through IV are referred to as the "Prior Programs."

 (b)  Financial Information about Industry Segments.

     The Trust operates in only one industry segment: independent power generation and similar projects.

(c)  Narrative Description of Business.

(1)  General Description.

     The Trust was formed to participate in the development, construction and operation of independent electric power projects that generate electricity for sale to utilities and other users, and that might provide heat energy as well to users. The Trust may also invest in other energy projects (but not in nuclear facilities) or capital projects that have similar risk-return characteristics to those of electric power projects. These projects or potential investments for the Trust will be referred to as "Projects." The Trust has acquired significant interests in two sets of electric power Projects to date. The Maine Hydro Projects are 14 small hydroelectric projects located in Maine. In December 1996 the Trust and an affiliate, Ridgewood Power IV, each acquired a 50% interest in the limited liability company owning the Projects. On July 1, 1997, the Trust and Ridgewood Power IV purchased a preferred membership interest in Indeck Maine Energy, L.L.C., an Illinois limited liability company ("Indeck Maine") that owns two electric power generating stations fueled by waste wood at West Enfield and at Jonesboro, Maine (the "Maine Biomass Projects"). For more information, see
Item 1(c)(2) - The Trust's Investments, below.

     Historically, producers of electric power in the United States consisted of regulated utilities, government agencies and industrial users that produced electricity to satisfy their own needs. The independent power industry in the United States was created by federal legislation passed in response to the energy crises of the 1970s. The Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"), requires utilities to purchase electric power from "Qualifying Facilities" (as defined in PURPA), including "cogeneration facilities" and "small power producers," and also exempts these Qualifying Facilities from most utility regulatory requirements. Under PURPA, Projects that are Qualifying Facilities are generally not subject to federal regulation, including the Public Utility Holding Company Act of 1935, as amended, and state regulation. Furthermore, PURPA generally requires electric utilities to purchase electricity produced by Qualifying Facilities at the utility's avoided cost of producing electricity (i.e., the incremental costs the utility would otherwise face to generate electricity itself or purchase electricity from another source). The Maine Hydro Projects are Qualifying Facilities which have long-term agreements with local utilities for the purchase of all of their output ("Power Contracts") at fixed prices. The Maine Biomass Projects are also Qualifying Facilities but do not have long-term Power Contracts.

     The Trust has also invested in four Projects outside the independent power industry: Santee River Rubber Company, which is building a facility in South Carolina to recycle used auto and truck tires; Ridgewood WaterPure Corporation, which is developing technologies to distill water efficiently; MetaSound, Inc., which is developing hardware and software to present unique programming for persons who are on hold while calling businesses, and Quantum Conveyor Systems, Inc., which is developing and marketing proprietary conveyor and package sorting equipment.

  (2)  The Trust's Investments.

(i)  Maine Hydro Projects

     On December 23, 1996, the Trust purchased from Consolidated Hydro, Inc. (now CHI Energy Inc.) a 50% interest in 14 small hydroelectric projects located in Maine. In order to increase diversification of the Trust's investments, the remaining 50% interest was purchased by Ridgewood Power IV, a similar investment program organized in 1995 by the Managing Shareholder. Each Trust paid approximately $6,700,000 for its interest The jointly owned partnership that acquired the Project also assumed a lease obligation in the amount of $1,005,000. The partnership was credited with all income relating to the projects from July 1, 1996 to the closing date and the seller was credited with interest on the purchase price at annual rates of 6% to 8.5% during that period.

     The 14 hydroelectric projects have an aggregate rated capacity of 11.3 megawatts. All electricity generated by the projects over and above their own requirements is sold to either Central Maine Power Company or Bangor Hydro-electric Company under long-term power purchase contracts. Eleven of the contracts expire at the end of 2008 and the remaining three expire in 2007, 2014 and 2017.

     The Trust's net equity in the income of the Maine Hydro Projects for 1998 was $658,000, up from $522,000 in 1997.

     The Trusts have entered into a five year operating and maintenance agreement with CHI Energy, Inc. under which a subsidiary of CHI Energy will manage and administer the projects for a fixed annual fee of $307,500 (adjusted upwards for inflation), plus an annual incentive fee equal to 50% of the excess of aggregate net cash flow over a target amount of $1.875 million per year. The maximum incentive fee is $112,500 per year; to the extent the annual net cash flow exceeds $2.1 million, the excess will be carried forward to future years; to the extent that the annual net cash flow is less than $1.875 million, the deficit will be carried forward to future years. In addition, the operator will be reimbursed for certain operating and maintenance expenses. In 1998, the operator was paid a total of $429,000 for operating and incentive fees, the same as for 1997.

(ii) Maine Biomass Projects

     On July 1, 1997, the Trust and Ridgewood Power IV purchased a preferred membership interest in Indeck Maine Energy, L.L.C., an Illinois limited liability company ("Indeck Maine") that owns two electric power generating stations fueled by waste wood at West Enfield and at Jonesboro, Maine. The Trust and Ridgewood Power V purchased the interest through a limited liability company owned equally by each. The Trust's share of the purchase price was $7,298,000 and Ridgewood Power IV provided an equal amount of the total purchase price.

     The original members of Indeck Maine have transferred their equity interest, which is subject to the preferred membership interest, to Indeck Energy Services, Inc. ("Indeck"). In connection with the transaction, Indeck Maine distributed $9,143,000 of the purchase price to its original members. The preferred membership interest entitles the Trust and Ridgewood Power IV to receive all net cash flow from operations each year until they receive a 18% annual cumulative return on their capital contributions to Indeck Maine. Any additional net operating cash flow in that year is paid to Indeck until the total paid to it equals the amount of the 18% preferred return for that year, without cumulation. Any remaining net operating cash flow for the year is payable 25% to the Trust and Ridgewood Power V together and 75% to Indeck unless the Trust and Ridgewood Power IV recover their capital contributions from proceeds of a capital event. Thereafter, these percentages change to 50% each. All non-operating cash flow, such as proceeds of capital events, is divided equally between (a) the Trust and Ridgewood Power IV and (b) Indeck.

     Under Indeck Maine's amended operating agreement, the original Indeck Maine members had the right to designate a majority of the managers of Indeck Maine and thus had management control, although approval of the Trust and Ridgewood Power IV jointly was required for many significant decisions. The operating agreement, however, provided that if the Trust and Ridgewood Power IV did not receive annual distributions at least equal to the 18% preferred return requirement or if Indeck Maine after a cure period failed to make distributions to them in accordance with the operating agreement, they had the right to designate a majority of the managers of Indeck Maine. The other Indeck Maine members had the right regain control if Indeck Maine satisfies the cumulative preferred return requirement within the next five calendar quarters. Under that arrangement until March 1999 Indeck Operations, Inc., an affiliate of the original Indeck Maine members and Indeck, managed the plant and was reimbursed for its costs. In addition, the three managers nominated by the original Indeck Maine members received aggregate annual fees of $300,000 and certain other fees were payable to Indeck Maine affiliates. The management agreement could be terminated on notice if the Trust and Ridgewood Power IV obtained the right to designate a majority of the managers of Indeck Maine.

         The Trust, Ridgewood Power IV and Indeck agreed, effective March 1, 1999, to terminate the arrangements described above and to transfer operating control of the Projects to the Trust and Ridgewood Power IV. This has occurred and the Trust and Ridgewood Power IV have engaged Ridgewood Power Management Corporation ("RPMCo") to operate the two Projects. RPMCo is an affiliate of the Managing Shareholder, as described at Item 10(g) - Directors and Executive Officers of the Registrant - RPMCo. Each of the projects has a 24.5 megawatt rated capacity and uses steam turbines to generate electricity. The fuel is waste wood chips, bark, brush and similar biomass. Both projects are Qualifying Facilities.

     The  Indeck  Maine  projects  operated  for  five  months  in 1997  selling electricity to participants in the New England Power Pool or to Bangor Hydro-Electric Company on monthly contracts. The contracts were not renewed in 1998 and the projects were shut down in January 1998. Later in January 1998, during a severe ice storm, local officials requested an emergency restart of the projects. A dispute ensued between Bangor Hydro-Electric Company and the Indeck Maine projects, caused by the high costs of restarting the plants on an emergency basis. Bangor Hydro-Electric Company accused the projects of price-gouging in the emergency. Indeck Maine responded that Bangor Hydro-Electric was distorting the facts to divert attention from other matters and that it would sell the emergency energy at cost. The matter was informally reviewed by the Maine Attorney General's office, which advised Indeck Maine at the conclusion of its review that it had no current intention to take action. The Trust does not anticipate any material adverse effect from the dispute. The Projects did not operate in 1998, except for testing, and have not operated to date in 1999.

     The cost to the owners of Indeck Maine for maintaining the facilities in operable condition and for fixed costs such as taxes and insurance was approximately $2,667,000 per year for both projects in 1998. A portion of this cost (approximately $1,430,000) was defrayed during 1998 through the sale of the projects' "installed capability" to participants in the New England Power Pool.

     Beginning in April 1998, ISO-New England, Inc. (the "ISO"), an independent, non-profit organization in which Indeck Maine and substantially all generators and distribution utilities in New England are members, began an auction process as part of the deregulation of the New England electricity market. See (4) --Trends in the Electric Utility and Independent Power Industries, for an explanation of the deregulatory process. The first commodity to be auctioned is "installed capability," a measurement of the rated ability of a generating plant to create electric power. Plants are credited with installed capability whether or not they run. For an additional discussion of installed capability and other concepts related to electricity pricing, see (3) - Plant Operation, below. Beginning April 1, 1998 each distribution utility that is a member of the ISO must own or purchase installed capability on a monthly basis that at least equals its expected load for the month (the maximum amount of power that its customers may demand) plus mandated reserves. Generating facilities may enter into contracts to sell installed capability or may auction it through the ISO.

     The Maine Biomass plants have sold installed capability throughout 1998 under short-term contracts and thus earned revenues without generating material amounts of electric power. In April 1999, it is planned that the ISO will add additional commodities to the auction process, such as operating capability (the amount of power that can be delivered by generating plants that are operating or can be placed in operation on short notice) and energy (the actual energy delivered by operating plants). The Trust is negotiating with several potential customers for sales of operating capability as well as installed capability. There can be no assurance, however, that it will be able to do so successfully or that the revenues it earns in 1999 will be comparable to those earned in 1998. In that regard, prices for installed capability have tended to decline from the area of $3 per kilowatt per month to $1.50 to $1.75 per kilowatt per month in February 1999, which may reflect seasonal variations in demand for capability but which may also reflect maturation of the market and the availability of additional supplies of capability.

     Indeck Maine funded the approximately $1.2 million difference between the Maine Biomass projects' revenues and operating expenses by borrowing. The Trust provided 25% of the loans ($375,000 in 1998), Ridgewood Power IV also provided an equal 25% and the remaining 50% was provided by Indeck, all on the same terms. Indeck Maine issued demand promissory notes bearing interest at 5% per year to evidence the indebtedness.

     The Trust believes that as utilities sell off generating assets, as state regulators require purchase of "renewable power" as described further at (4)(ii)
- Trends in the Electric Utility and Independent Power Industries - Maine Biomass and "Merchant Power Plants" - Renewable Power and as the market in New England for generation becomes more competitive, the Maine Biomass projects will be able to sell their future output profitably. However, there can be no assurance that they can do so consistently and earn a satisfactory return in the rapidly deregulating electricity industry. See generally (4) - Trends in the Electric Utility and Independent Power Industries for further discussion of the opportunities and problems related to the deregulated industry.

     Neither Indeck Maine, its original members, Indeck nor Indeck Operations, Inc. is affiliated with or has any material relationship with the Trust, Ridgewood Power IV, their Managing Shareholder or their affiliates, directors, officers or associates of their directors and officers, other than through Indeck Maine Energy, LLC. The sales price and the terms of the acquisition were determined in arm's length negotiations between the Managing Shareholder of the Trust and representatives of the original Indeck Maine members. The source of the Trust's funds was proceeds of its private placement offering of Investor Shares.

(iii)  Santee River Rubber Company

         The Trust and Ridgewood Power IV have purchased preferred membership interests in Santee River Rubber Company, LLC, a newly-organized South Carolina limited liability company ("Santee River"). Santee River is building a waste tire and rubber processing facility (the "Facility") located in Berkeley County, South Carolina approximately 90 miles north of Charleston, South Carolina. The Trust and Ridgewood Power IV purchased the interest through a limited liability company owned two-thirds by the Trust and one-third by Ridgewood Power IV. The Trust's share of the $13,470,000 purchase price for the membership interest in Santee River was $8,980,000 and Ridgewood Power IV provided the remaining $4,490,000 of the price.

         Until the Facility begins operations, Santee River will pay the Trust and Ridgewood Power IV a fixed distribution of 12% per year on $11,500,000 of the total they contributed. After operations begin, the preferred membership interest entitles the Trust and Ridgewood Power IV to receive all available operating cash flow annually from Santee River after payment of debt service and other obligations until the Trust receives a cumulative 20% annual return on its capital investment. Thereafter, the Trust and Ridgewood Power IV are entitled to receive 25% of any remaining operating cash flow available for distribution in that year from Santee River. All non-operating cash flow, such as proceeds of capital events, is divided equally between (a) the Trust and Ridgewood Power IV and (b)the other owner of Santee River. All amounts and tax items the Trust and Ridgewood Power IV receive from Santee River are shared two-thirds by the Trust and one-third by Ridgewood Power IV, with neither having any preference over the other. The Trust and Ridgewood Power IV have the joint right to designate two of the five managers of Santee River and have the further right to remove a third manager and designate a successor in the event of certain defaults under Santee River's Operating Agreement. The remaining equity interest in Santee River is owned by a wholly-owned subsidiary of Environmental Processing Systems, Inc.
("EPS") of Garden City, New York. EPS is the developer of the Facility. EPS contributed the contracts, permits, plans and other intangible property for the construction of the Facility that EPS generated prior to this transaction. Until a default, EPS has the right to designate three managers of Santee River.

         Santee River estimates that approximately $52,680,000 will be needed to construct the Facility and begin operations. After paying costs of the financing (which included a $333,000 payment to the Trust and a $167,000 payment to Ridgewood Power IV from Santee River to defray the trusts' transaction costs), Santee River had approximately $16,500,000 available. At the same time as it sold the Trust and Ridgewood Power IV their membership interest, Santee River borrowed $16,000,000 through tax-exempt revenue bonds sold to institutional investors and another $16,000,000 through taxable convertible bonds sold to qualified institutional purchasers. It also obtained $4,500,000 of subordinated financing from the general contractor for the Facility, which is only repayable if the Facility meets specified construction and performance criteria.

         The Facility has been designed to receive and process waste tires and other waste rubber products and produce fine crumb rubber of various sizes. The processing system will include both ambient and cryogenic processing equipment using liquid nitrogen. In addition, magnets and other screening equipment will be used to separate and remove ferrous material and fibers from the rubber. The Company anticipates that the final product will be fine crumb rubber that can be used to manufacture new tires or to replace virgin rubber in many applications. The Facility will be constructed on an approximately 30-acre site (the "Site") in Berkeley County, South Carolina owned by the Company. The Site is mortgaged as security for the bonds issued for the Facility.

         The Facility will be constructed by Bateman Engineering, Inc. (the "Contractor") pursuant to a turnkey construction agreement between the Contractor and Santee River for a fixed price of $30.5 million. The Contractor's obligations under the Construction Contract will be guaranteed by its affiliate, Bateman Project Holdings Limited, a South African company. Pursuant to the Construction Contract, the Contractor has agreed to defer $4.5 million of its fixed construction price and to receive such amount during the initial 4 years of Facility operation. A pilot facility was completed in February 1999 for testing of the equipment and processes and initial reports indicate that the pilot facility is meeting or exceeding specifications. Further testing is necessary before any conclusion can be drawn as to the feasibility of the equipment and processes.

         Santee River has entered into long-term agreements for supply of its requirements of waste tires and other waste rubber as its raw material, of liquid nitrogen for cryogenic processing and of electricity (from a local electricity cooperative). Santee River intends to sell the crumb rubber manufactured at the Facility to various companies in the tire, plastics, rubber, building products, adhesives and paint industries.

         EPS on behalf of Santee River has obtained short term crumb rubber sales contracts for a portion of the Facility's expected output with several major rubber products manufacturers. Each contract is contingent upon successful testing of the Facility's output.

         EPS will provide administrative services to Santee River during the construction and operation of the Facility at its cost (including direct and indirect costs and allocable overhead). Neither Santee River nor EPS is affiliated with or has any material relationship with the Trust, Ridgewood Power V, their Managing Shareholder or their affiliates, directors, officers or associates of their directors and officers. The sales price and the terms of the acquisition were determined in arm's length negotiations between the Managing Shareholder of the Trust and representatives of EPS. The source of the Trust's funds was proceeds of its private placement offering of Investor Shares.

(iv)  Quantum Conveyor Systems, LLC

     Quantum Conveyor Systems, LLC ("Quantum"), a company located in Northvale, New Jersey, has developed a process of integrating control technology, software and conveying equipment into a modular, cost-effective conveying system. In December 1998, the United States Postal Service accepted for testing two prototype units of Quantum's flagship product for package handling, the "Maxisort system". Quantum hopes that this will be the beginning of a multi-hundred system sale to the Postal Service and that adoption of the Maxisort system by the Postal Service will encourage sales to other large package and material handling organizations.

         In September 1998, the Trust capitalized a subsidiary, which lent Quantum $2,985,000 and purchased a 15% equity interest in Quantum for $15,000. The subsidiary has an option, exercisable before May 31, 1999, to invest an additional $1.99 million as a loan on the same terms. Quantum also agreed to allow the subsidiary to purchase an additional 10% equity interest in Quantum for $10,000 in connection with the option. The Trust is prepared to allow two venture capital funds organized and managed by Ridgewood Capital Corporation (Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC) to fund the additional $1.99 million loan and $10,000 equity investment and to participate in the subsidiary on the same terms as the Trust. Ridgewood Capital Corporation is also wholly-owned by Robert E. Swanson and is an affiliate of the Trust. The Independent Panel Members of the Trust, at their November 1998 meeting, authorized a co-investment in Quantum with the two venture capital funds.

     In February 1999 Quantum agreed to allow the Trust's subsidiary to acquire the additional 10% equity interest before the related $1.99 million loan was made. The two venture capital funds contributed $10,000 to the subsidiary to purchase that equity interest and have been credited with beneficial ownership of that 10% interest pending their providing the $2 million for the loan.

     The co-investment subjects the Managing Shareholder to a potential conflict of interest because of its common ownership with Ridgewood Capital Corporation. The Trust and the two venture capital funds (to the extent they invest in the subsidiary) would have proportional interests in all securities of Quantum owned by the subsidiary.

         Quantum designs equipment and controls for two primary markets: (i) package handling -- consisting of boxed or bagged packages that are generally sized for finished goods in a manufacturing or distribution operation; and (ii) small product handling and sorting -- consisting of mail order, video and cassette distribution, bulk mailings, overnight mail, software and books. Quantum has combined the elements of conveyor technology, controls and data collection for each of these applications into a modular and flexible conveyor system that has data collection capability as well as location control of each product in the conveyor system. Quantum markets its products primarily to the package-handling segment of the conveyor systems industry, which comprises 10-15% of the $55.0 billion domestic market for conveyor systems.

         Quantum's newest equipment for sale includes (i) the Quantum Quantrak Conveyor, comprised of alternating plastic lifter extrusions and standard belts. As products are conveyed on conveyor belts, lifters are raised by low-pressure air above the height of the belt surface when products need to be stopped or spaced; (ii) The Tracker Assembly - consisting of a series of molded urethane wheels which give package position and length, and verify data transfers; (iii) The Universal Controller - a micro-based pre-programmed product which includes all control functions required for a conveyor system; (iv) The Tracker Program;
(v) QuikSort Bi-Directional Diverter - a small product sorting system with sorting rates of up to four a second; (vi) MaxiSort - a bi-directional sorting system utilized in the overnight package and flat delivery business; and (vii) QuanStak - a mechanical device used to automatically stack like product from a sorting system.

         Quantum has partnered with Northrop-Grumman Corporation to sell the MaxiSort system and other Quantum systems to the U.S. Postal Service and other governmental agencies with similar material handling needs. MaxiSort automatically routes heavy mail trays onto the appropriate pallets for quick shipment, replacing manual carrying or fork-lift movement of the trays. Northrop-Grumman will design and engineer the two fully integrated prototype systems with MaxiSort as the central component. Quantum also has obtained a recent order of about $250,000 from a systems integrator for use of its QuickSort system at a large retailer's distribution center and a $160,000 order for a MaxiSort system at Venator Group, Inc., the specialty retailing successor of Woolworth Corp.

     The originators of the Quantum systems were Matthew Mulhern, Hans J. Lem and Henry Pahl, who had organized a corporation named Quantum Conveyor Systems, Inc. ("Old Quantum") to develop and manufacture the systems. The Trust organized Quantum in August 1998. In early September 1998, Old Quantum and its shareholders contributed substantially all of Old Quantum's assets to Quantum in exchange for a 37.2% equity interest in Quantum. Mr. Lem, who owned certain key patents and intellectual property, was also issued a 37.2% equity interest in exchange for those patents and intellectual property. In addition, Quantum assumed Old Quantum's indebtedness to Mr. Mulhern, who received Quantum's note for $4 million secured by all of Quantum's property. At the closing, Mr. Mulhern and Mr. Lem were each given a $250,000 loan from Quantum. Mr. Mulhern and Mr. Lem also entered into three-year executive employment contracts with Quantum, terminable for cause and renewable for up to two additional years at Quantum's option. The Trust has designated the chief financial officer of Quantum, Jeffrey Strasberg. Mr. Strasberg is an employee of the Managing Shareholder and of Ridgewood Capital Corporation.

     The existing loan note is also secured by all of Quantum's property and under an intercreditor arrangement with Mr. Mulhern, the subsidiary's note will share pro rata with Mr. Mulhern's in any repayments or recoveries. If the subsidiary exercises the option to lend an additional $1,990,000, the additional loan would also be subject to the intercreditor agreement.

(v)  MetaSound Systems, Inc.

         MetaSound Systems, Inc. is developing "digital audio marketing" systems tied into the Internet. The systems are designed to provide digital-quality messages, music and sound information to telephone callers on hold or in a call-center queue while they wait or to shoppers, visitors and others in retail stores and waiting areas. MetaSound's products feature 100% digital sound, the ability to update and modify messages either at the call site or from a central broadcast location through the Internet or telephone lines and the ability to broadcast content from many sources economically. Other features include superior abilities for the customer to mix voice messages, music and broadcast content and the ability of the customer to manage multiple installations world-wide from a single point.

         MetaSound is striving to offer a complete product by integrating three separate elements: content, distribution and customer-level hardware and software. Currently, most on-hold and similar systems play messages or music from audiocassettes made or purchased by the customer. Updates require recording a new cassette. Some large media companies provide music and information by telephone to the customer but do not provide fully variable content. Because MetaSound's systems can efficiently rebroadcast content provided through the Internet, MetaSound has negotiated a non-exclusive content license with CNN-On-Hold to provide news to and through MetaSound systems. MetaSound is exploring other similar arrangements. In addition, MetaSound itself provides broadcast application services allowing customers to create and produce their own broadcasts and a library of music and sounds to support those broadcasts.

         MetaSound has also signed distribution partnerships with telecommunications companies, hardware "original equipment manufacturers" and resellers such as GTE Network Services, SBC Communications and Iwatsu. These will allow Metasound to offer both hardware sales and support and economical distribution of content to customers. Finally, MetaSound is continuing to develop its hardware and software to appeal to both small and large businesses and to give its customers maximum ability to create custom messages. MetaSound is installing its systems at 700 Office Depot locations (with a 36 month service contract) , Compaq Computer Corp. (250 units), AT&T Corp. (50 units), McKesson Water Products Inc. (50 units) and Aveda Corp. (180 units) and is actively negotiating additional and repeat business.

         MetaSound believes that its competitive advantages are its high-quality audio, its ability to create alliances and partnerships to give its customers a complete solution, and its ability to download electronically digital, broadcast-quality, real-time messages to any telephone system with MetaSound equipment. MetaSound's products have won the Call Center Solutions magazine's 1998 "Editor's Choice Award," the 1998 and 1997 Teleconnect Magazine "Best of CT Expo" awards, and the 1997 "Product of the Year" awards by Teleconnect Magazine and Computer Telephony Magazine.

         MetaSound was organized in September 1996 and has developed four related audio broadcast systems for customer use as well as a package for customers to create messages and sound tracks. Through November 1998, it had raised $5,330,000 in common and preferred equity and had additionally borrowed $545,000 in long term debt.

     In December 1998, the Manager Shareholder and Ridgewood Capital Corporation created Ridgewood MetaSound, LLC. Ridgewood MetaSound received initial funding of approximately $2,500,000 from the Trust. At that time Ridgewood MetaSound acquired approximately 4,676,000 shares of the Series C Preferred Stock at a price of $.54 per share (totalling $2,525,000) and received a warrant to purchase up to 4,676,000 additional shares which expires May 31, 1999 at the same price. Ridgewood MetaSound has agreed to exercise the warrant in full on or before May 31, 1999, based on MetaSound's statement that it has already met the required sales and product development targets. Those targets include firm contracts for or completed sales of at least 800 systems, many of which must be with large businesses, execution of the license agreement with CNN-On-Hold at a fee not exceeding 30% of revenues, and execution of at least two remarketing agreements. An additional warrant for 2 million shares of Series C Preferred Stock was also granted to Ridgewood MetaSound at the same price, expiring in 2003. Ridgewood MetaSound also has received a warrant to purchase 50,000 shares of MetaSound's Series B Preferred Stock at $.52 per share in connection with temporary financing that was rolled into the purchase of the Series C Preferred Stock.

     The $2,525,000 funding for Ridgewood MetaSound's anticipated May 1999 exercise of the 4,676,000 share warrant is expected to be provided by the venture capital funds sponsored by Ridgewood Capital Corporation through an investment by them in Ridgewood MetaSound, divided in proportion to their available funds. If that occurs, the Trust and the venture funds will own undivided interests in Ridgewood Metasound in proportion to the capital they contribute and none will have any preferences over another.

         After the December 1998 transactions, MetaSound has three series of preferred stock (A, B and C), all of which particpate pro rata and none of which has a preference over the others, although all preferred stock is senior to the Common Stock. The Series C Preferred Stock has an annual dividend amount of $.00432 per share and a liquidation amount of $.54 per share. There are approximately 320,000 shares of Series A Preferred Stock having an annual, non-cumulative preferred dividend of $.08 per share and 4,751,000 currently outstanding shares of Series B Preferred Stock with an annual, non-cumulative preferred dividend of $.0416 per share. In the event of liquidation, each share of preferred stock is entitled to receive declared but unpaid dividends plus $1 per share (Series A), $.52 per share (Series B) and $.54 per share (Series C). A merger of MetaSound that does not give the holders of all of MetaSound's stock a majority of the voting power of the successor company, or a sale of substanially all of its assets, will trigger the liquidation rights. The preferred liquidation amounts are senior to the Common Stock but if the available assets are insufficient to fund all preferred liquidation amounts, the preferred stockholders of all classes share pro rata with no class having any preference over another.

         Each share of the Series B and C Preferred Stock is convertible into one share of Common Stock and each share of the Series A Preferred Stock is convertible into four shares of Common Stock. Conversion is automatic if the Company closes an underwritten public offering of Common Stock for at least $7.5 million or if 2/3 of the preferred stock, voting as a single class, so determines. All classes of preferred stock have customary anti-dilution protections except that no protection is given for exercise of employee stock options or benefits (but no more than 3,500,000 shares may be issued for that purpose). The consent of a majority of the holders of all classes of preferred stock, voting together as a single class, is needed for any amendment to the terms of any class of preferred stock, the creation of stock senior to the preferred stock, or other actions materially and adversely affecting the holders of preferred stock. For that reason, if the warrant expiring May 31, 1999 is not exercised, holders of classes of preferred stock other than the Series C Preferred Stock may be able to adversely change the terms or position of the Series C Preferred Stock. So long as there are at least 4 million shares of Series C Preferred Stock outstanding, (a) the holders of the Series C Preferred Stock are entitled to elect two directors, if the number of directors is six or fewer, (b) they may elect three directors, if there are seven or eight directors in total, (c) they may elect four directors, if there are nine directors in total and (d) the number of directors cannot be changed without the consent of a majority of the holders of the Series C Preferred Stock, voting as a separate class. The holders of the Series A and Series B Preferred Stock, voting together, have the right to elect the remaining directors. Each share of the preferred stock otherwise has the same voting power as attaches to the Common Stock into which it can be converted, and is voted together with the Common Stock as a single voting class.

         Ridgewood MetaSound also received registration rights for the Common Stock into which its preferred stock can be converted, subject to the right of an underwriter of Metasound to require a 180 "lock-up" if the shares are to be sold in an initial public offering of Metasound, the right to receive certain financial information and limited first refusal rights with regard to certain non-public and small public offerings of securities by MetaSound.

Condensed financial information for MetaSound is as follows:

                         Nine months ended Dec. 31, 1998
Net operating revenues ........................................     $   245,000
Income (loss) from operations .................................      (1,117,000)
Net income ....................................................      (1,496,000)
Total assets on end date ......................................       2,748,000
Long-term debt ................................................         642,000
Series A and B Preferred Stock ................................       2,019,000
Series C Preferred Stock ......................................       2,525,000
Total stockholders' equity ....................................       1,369,000


Ridgewood Waterpure

     Ridgewood Waterpure Corporation ("Ridgewood Waterpure") is a 54% owned subsidiary of the Trust that is developing an advanced water distillation system that was previously developed by Superstill Corporation ("Superstill"). Superstill became a debtor under Chapter 11 of the Bankruptcy Code in 1997. In December 1998, Ridgewood Waterpure acquired substantially all of the assets of Superstill (consisting primarily of patents, intellectual property rights and in-process research and development) under a plan of reorganization approved by the U.S. Bankruptcy Court for the Northern District of California and Superstill's creditors.

     The Trust invested $3,500,000 and acquired 54% of Ridgewood Waterpure's common stock. Creditors and licensors of intellectual property to Superstill received the remaining 46% of the common stock in exchange for their claims against Superstill. The Trust's invested funds will be used by Waterpure to design, develop and commercialize water distillation and purification systems using the Superstill technology.

     The Trust caused Ridgewood Waterpure to write off the entire amount of the acquired in-process research and development asset ($1,968,102) based on generally accepted accounting principles.

     The Trust intends to lease manufacturing space in Oak Harbor, Ohio and to begin shortly initial construction of prototype water purification units. Completion of prototypes and testing is expected to be in late 1999. If successful, the Trust intends to expand into commercial production.

 (vii)  Proposed Investments.

     The Managing Shareholder is considering several additional investments for the Trust's approximately $42 million of uninvested funds. In March 1999 the Managing Shareholder signed a letter of intent to acquire five operating landfill gas Projects as well as 17 Projects in development located in England and Scotland for approximately $33 million. If the investment is made as planned, the Managing Shareholder expects that the Trust will provide approximately $15 million of the investment and that the Growth Fund would provide the remainder. The Managing Shareholder is also considering the development of an 50 megawatt oil-fired power plant in Surinam, in northern South America, for an investment of approximately $27 million, of which the Trust on current expectations would provide approximately $12 million.

     If investments in any of these Projects did not occur, the Managing Shareholder is considering power plant and desalination development opportunities in Egypt, purchase of a small hydroelectric plant in the eastern U.S., development of other small power plants in Caribbean Basin countries, and possible Projects in Asia.

     The Trust is actively seeking additional Projects for investment, either by itself or in conjunction with other programs sponsored by the Managing Shareholder if such programs are authorized to do so.

     If the Trust and another program with similar investment objectives have funds available at the same time for investment in the same or similar Projects, and a conflict of interest thus arises as to which program will make the investment, the Managing Shareholder will review the investment portfolio of each program. It will make the investment decision on the basis of such factors, among others, as the effects of the investment on the diversification of each program's portfolio, potential alternative investments, the effects investment by either program would have on the program's risk-return profile, the estimated tax effects of the investment on each program, the amount of funds available and the length of time those funds have been available for investment. If more than one program has funds available for investment and the factors discussed above and other considerations indicate that the Project has approximately equal benefit for each program, the Managing Shareholder will generally allocate the opportunity to each program in order of its organization date. In that event, the Managing Shareholder will cause the oldest program to commit all of its reasonably available funds to that opportunity; if those funds are insufficient, the remainder of the opportunity will be offered to each successive program with reasonably available funds until the investment opportunity is exhausted. A similar process would be followed for divestiture opportunities or competitive electricity sales.

     An additional conflict could arise where the entities make investments in different forms, which would be the case where one entity's investment took the form of equity and the other's took the form of debt. Although it anticipates that this situation is unlikely to arise, the Managing Shareholder, if practicable, would attempt to resolve any conflict of this type by reference to the terms negotiated by other debt or equity participants in the relevant Project or similar Projects. Although the Managing Shareholder believes these practices may reduce potential conflicts of interest of this type, there can be no assurance that the interests of the entities will not diverge.

(3)  Project Operation.

     The Maine Hydro Projects are Qualifying Facilities under PURPA and have entered into long-term Power Contracts with their local distribution utilities. Under the Power Contracts for the Maine Hydro Projects, the local utilities are obligated to purchase the entire output of the Projects (up to rated levels)at formula prices.

     The Maine Hydro Projects are licensed or operated as "run-of-river" facilities, which means that the amount of water passing through the turbines is directly dependent upon the fluctuating level of flow of the river or stream. The Projects have a very limited ability to store water during high flows for use at low flow periods. As a result, these Projects are unable to earn capacity payments and are often unable to produce high output in the peak summer and winter months when spot electricity rates are highest. Instead, they produce electric energy and sell it as generated at the fixed rates provided in the Power Contracts. No separate payments are made for capacity or capability.

     The Maine Biomass Projects do not have long-term Power Contracts and sell their capability and output competitively. To date, the Projects have been unable to obtain Power Contracts (although negotiations are underway with several power marketers and competitive electricity suppliers) or to sell their energy output. The Projects are selling "installed capability" on a month-to-month basis as described above.

     The Trust's decisions to purchase Projects in New England have been driven in part by the relatively high prices paid for energy in the region and a shortage of generating capacity caused in large part by the forced shutdown of four large nuclear power plants owned by Northeast Utilities, Inc. and other utilities for regulatory and safety violations. See the discussion at Items 1(c)(6) Trends in the Electric Utility and Independent Power Industries and 1(c)(7) - Competition below for information regarding proposed capacity additions and cost factors that may offset that shortage.

     The Santee River Project is under construction and the Ridgewood Waterpure Project is in testing and production planning. For information about MetaSound's operations, see item 1(c)(3)(v) above.

     Customers of Projects that accounted for more than 10% of annual revenues from operating sources to the Trust in each of the last three fiscal years are:


                                    Calendar year
                                1998          1997          1996

Central Maine Power Company     52%           80%<F1>        <F2>
  (Maine Hydro Projects)
Bangor Hydro-electric Co.       13%           20%<F1>        <F2>
  (Maine Hydro Projects)

<F1>Estimated.
<F2>Not  meaningful.  Trust owned Maine Hydro Projects only for period from
 December 23 -December 31, 1996.

     The major costs of a Project while in operation will be debt service (if applicable), fuel, taxes, maintenance and operating labor. The ability to reduce operating interruptions and to have a Project's capacity available at times of peak demand are critical to the profitability of a Project. Accordingly, skilled management is a major factor in the Trust's business.

     The Maine Hydro Projects are managed by their former owner, CHI Energy, Inc., which owns or operates other hydroelectric facilities in the region, and the Maine Biomass Plants are currently managed by RPMCo.

     Electricity produced by a Project is typically delivered to the purchaser through transmission lines which are built to interconnect with the utility's existing power grid, or in the case of the Maine Biomass Projects, via utility lines owned by Bangor Hydro-Electric Company ("Bangor Hydro") to the ISO's transmission facilities. Bangor Hydro's tariffs for transmission and for electricity demand (incurred by the need for the Maine Biomass Projects to purchase electricity in order to start boilers, generators and other equipment) imposed a significant burden on their potential profitability. After extended investigation, the Managing Shareholder and Indeck Operations, Inc. concluded that the Projects were eligible under regulations of the New England Power Pool and ISO-New England to be considered as directly connected to the ISO's "pooled transmission facilities." That status would significantly reduce transmission charges for the Projects. Indeck Maine petitioned the New England Power Pool and ISO-New England to recognize the Projects as being connected to pooled transmission facilities and when those petitions were disapproved, brought administrative complaints in October 1998 before the Federal Energy Regulatory Commission ("FERC") alleging that the failures to recognize the Projects were anti-competitive, in violation of system rules approved by FERC actions and in violation of FERC deregulatory orders. Those complaints are pending. Indeck Maine has also entered negotiations with Bangor Hydro and the New England Power Pool for a package of special facilities agreements that would remove most of the tariff disadvantages. Those negotiations are near conclusion but any settlement will require approval by both FERC and the Maine Public Utility Commission.

     The overall demand for electrical energy is somewhat seasonal, with demand usually peaking in the summertime as a result of the increased use of air conditioning. As described above, peak periods in New England generally are limited to daytime and evening hours in the summer months (with a smaller peak in Maine for light and heating during the winter) and power prices are significantly higher during those periods.

     The technology involved in conventional power plant construction and operations as well as electric and heat energy transfers and sales is widely known throughout the world. There are usually a variety of vendors seeking to supply the necessary equipment for any Project. So far as the Trust is aware, there are no limitations or restrictions on the availability of any of the components which would be necessary to complete construction and commence operations of any Project. Generally, working capital requirements are not a significant item in the independent power industry. The cost of maintaining adequate supplies of fuel is usually the most significant factor in determining working capital needs.

     The Maine Hydro Projects owned by the Trust use hydroelectric energy and are not subject to fuel price changes or supply interruptions. Because the Maine Hydro Projects are "run-of-river" hydroelectric plants, their output is dependent upon rainfall and snowfall in the areas above the dams and output has varied in the range of 30% over or 25% below the average output from 1987 through 1997. Output is generally lowest in the summer months and in the winter and highest in the spring and fall.

     The Maine Biomass Projects burn wood waste, including brush and chips from woodcutting or processing of raw wood at paper mills or sawmills. The price of wood waste fluctuates and is a primary determinant of whether the Projects can run profitably or not. The major causes of the fluctuation are changes in woodcutting or wood processing volumes caused by general economic conditions, increases in the use of wood waste by paper mills for their own cogeneration plants, changes in demand from competing generating plants using wood waste or paper mill refuse and weather conditions.

     The Santee River Project is under construction. When completed, the primary raw materials for the Santee River Project will be used tires, which are readily available, electricity (purchased from the local rural electric cooperative) and liquid nitrogen for freezing the tires (which is available, as described above, under a long-term contract from a producer of liquid oxygen). Accordingly, the Santee River Project is not currently expected to be subject to unexpected, adverse raw material price changes or supply interruptions.

     In order to commence operations, most Projects require a variety of permits, including zoning and environmental permits. Inability to obtain such permits will likely mean that a Project will not be able to commence operations, and even if obtained, such permits must usually be kept in force in order for the Project to continue its operations.

     Compliance with environmental laws is also a material factor in the independent power industry. The Trust believes that capital expenditures for and other costs of environmental protection have not materially disadvantaged its activities relative to other competitors and will not do so in the future. Although the capital costs and other expenses of environmental protection may constitute a significant portion of the costs of a Project, the Trust believes that those costs as imposed by current laws and regulations have been and will continue to be largely incorporated into the prices of its investments and that it accordingly has adjusted its investment program so as to minimize material adverse effects. If future environmental standards require that a Project spend increased amounts for compliance, such increased expenditures could have an adverse effect on the Trust to the extent it is a holder of such Project's equity securities.

     Of the 14 Maine Hydro Projects, six operate under existing hydroelectric project licenses from the Federal Energy Regulatory Commission ("FERC") and two have license applications pending. Changes to the six other, unlicensed Projects (which are currently exempt from licensing) may trigger a requirement for FERC licensing. FERC licensing requirements have become progressively more stringent and often require that output of a Project that is being licensed or relicensed be restricted in order to allow a more natural flow of water, that archaeological and historical surveys be undertaken, that public access to waterways be provided (sometimes requiring purchase of property rights by the hydroelectric licensee) and that various site improvements be made. These requirements can materially impair a project's profitability. See Item 1(c)(8) Business - Narrative Description of Business Regulatory Matters.

(4) Trends in the Electric Utility and Independent Power Industries

         There are numerous references for further information on the electric power industry. Interested persons may particularly wish to refer to the U.S. Department of Energy's Annual Energy Outlooks and special studies, prepared by the department's Energy Information Administration (the "EIA"). Much of this information is available on EIA's World Wide Web site at http://www.eia.doe.gov under the "Electric" heading. Neither the Department of Energy nor EIA nor any other agency of the United States Government has endorsed or approved the Trust or the Investor Shares and the Trust takes no responsibility for the preparation or content of the Department of Energy's publications.

         (i)  Qualifying Facilities with Long-Term Power Contracts

         The Trust is somewhat insulated from recent deregulatory trends in the electric industry because the Maine Hydro Projects are Qualifying Facilities with long-term formula-price Power Contracts. Each Power Contract now provides for rates in excess of current short-term rates for purchased power. There has been speculation that in the course of deregulating the electric power industry, federal or state regulators or utilities would attempt to invalidate these power purchase contracts as a means of causing owners of independent power plants to bear some of the costs of deregulation. Further, there are federal constitutional provisions restricting actions to impair existing contracts.

     To date, the Federal Energy Regulatory Commission and state authorities have ruled that existing Power Contracts will not be affected by their deregulation initiatives. The regulators have so far rejected the requests of a few utilities to invalidate existing Power Contracts. Instead, most state plans for deregulation of the electric power industry (including those in Maine) treat the value of long-term Power Contracts that are above current and anticipated market prices as "stranded costs" of the utilities. The utilities are to be allowed to recover those costs during a transition period. This is typically done by imposing a transition fee or surcharge on rates that is paid to the utility.

     No material action has yet been taken by federal or state legislators to date to impair independent power projects' existing power sales contracts, and. There can not be any assurance, however, that the rapid changes occurring in the industry and the economy as a whole would not cause regulators or legislative bodies to attempt to change the regulatory structure in ways harmful to Independent Power Projects or to attempt to impair existing contracts. In particular, some regulatory agencies have urged utilities to construe Power
Contracts strictly and have required utilities to police independent power projects' compliance with those Power Contracts (and in California, fuel supply contracts) vigorously.

     Predicting the consequences of any legislative or regulatory action is inherently speculative and the effects of any action proposed or effected in the future may harm or help the Trust. Because of the consistent position of the regulatory authorities to date and the other factors discussed here, the Trust believes that so long as it performs its obligations under the Power Contracts, it will be entitled to the benefits of the contracts.

     In recent years, many electric utilities have attempted to exploit all possible means of terminating Power Contracts with independent power projects, including requests to regulatory agencies and alleging violations of even immaterial terms of the Power Contracts as justification for terminating those contracts. If such an attempt were to be made, the Trust might face material costs in contesting those utility actions. Other utilities have from time to time made offers to purchase and terminate Power Contracts for lump sums. No such offer has been suggested or made to the Trust, although the Trust would entertain such an offer.

     Finally, the Power Contracts are subject to modification or rejection in the event that the utility purchaser enters bankruptcy. There can be no assurance that the utility purchaser will stay out of bankruptcy.

     After the Power Contracts for the Maine Hydro Projects expire at varying times from 2008 to 2017 or those contracts terminate for other reasons, those Projects under currently anticipated conditions would be free to sell their output on the competitive electric supply market, either in spot, auction or short-term arrangements or under long-term contracts if those Power Contracts could be obtained. There is no assurance that the Projects could then sell their output or do so profitably. The Maine Hydro Projects may have diseconomies of small scale and, because they are run-of-river projects, they cannot commit to producing fixed amounts of electricity on schedule. This might significantly restrict demand for their output after their Power Contracts terminate. The Trust is unable to anticipate whether the Maine Hydro Projects would have cost disadvantages or advantages after their Power Contracts expire. It is thus impossible to predict the profitability of those Projects after termination of the Power Contracts.

         (ii)  Maine Biomass Projects and "Merchant Power Plants"

         The Maine Biomass Projects do not have long-term Power Contracts and are exposed to the newly-deregulating market for electricity generation. Those Projects and other similar plants without long-term Power Contracts that the Trust may acquire are sometimes described as "merchant power plants" because they sell their output on the open market. As a consequence of federal and state moves to deregulate large areas of the electric power industry and the existence, spurred by PURPA, of private competitors to electric utilities in the market for generating electricity, a number of interrelated trends are occurring that will affect merchant power plants.

Continued Deregulation of the Generating Market

         The Comprehensive Energy Policy Act of 1992 (the "1992 Energy Act") encourages electric utilities to expand their wholesale generating capacity by removing some, but not all, of the limitations on their ownership of new generating facilities that qualify as "exempt wholesale generators" ("EWG's") and on their ability to participate in merchant power plants. Many state electric utility regulators are considering plans to further encourage investment in wholesale generators and to facilitate utility decisions to spin off or divest generating capacity from the transmission or distribution businesses of the utilities. As a result, merchant power plants in the future will face competition not only from other independent power plants seeking to sell electricity on a wholesale basis but also from EWG's, electric utilities with excess capacity and independent generators spun off or otherwise separated from their parent utilities.

Wholesale-level Access to Transmission Capacity

         Without access to transmission capacity, an independent power plant or other wholesale generator can only sell to the local electric utility or to a facility on which it is located (or, in some states, which adjoins its location). The most important changes occurring in the electric power industry are the efforts of FERC to compel utilities and power pools to provide nationwide access to transmission facilities to all wholesale power generators. When combined with the increased competition in the generating area, this is likely to create an electricity supply market that may profoundly change the operations of electric utilities, consumers and independent power plants.

         The 1992 Energy Act empowered FERC to require electric utilities and power pools to transmit electric power generated by other wholesale generators to wholesale customers. This process is referred to as "wheeling" the electric power. Essentially, the generator contributes power to a utility or power pool and is credited with that contribution, and the utility or power pool serving the wholesale customer makes available that amount of electric power to the customer and debits the generator. Wheeling is effected between power pools on a similar basis.

         On April 24, 1996 the Federal Energy Regulatory Commission adopted Order 888, which requires electric utilities and power pools to provide wholesale transmission facilities and information to all power producers on the same terms, and endorses the recovery by utilities of uneconomic capital costs from wholesale customers who change suppliers. The utilities would also be required to furnish ancillary services, such as scheduling, load dispatch, and system protection, as needed. These rights, however, would apply only to sales of new electric power over and above existing utility supply arrangements. Non-utility wholesale deliveries of electricity have grown vigorously and according to the EIA have grown at the rate of 21% per year in the ten years from 1986 to 1996.

         The Maine Biomass Projects are dependent on wheeling power in order to sell their capacity or energy to purchasers other than Bangor Hydro-electric Company, as described above. Order 888 takes no action to modify existing Power Contracts. The order intends to create a competitive national market in electricity generation and thus may create additional pressure on electric utilities to seek changes to long-term power purchase contracts, as described further below. State public utility regulatory agencies must also review and approve certain aspects of wholesale power deregulation, and those agencies are currently holding proceedings and making determinations. In addition to the FERC order or other Congressional or regulatory actions that may result in freer access to transmission capacity, agreements with Canada, and to a lesser extent with Mexico, are leading toward access for those countries' generators to U.S. markets. In particular, certain Canadian suppliers, such as HydroQuebec (the Quebec provincial utility) are already offering substantial amounts of electricity in New England, and more may be offered if sufficient generation or transmission capacity can be approved and built. These agreements may also afford access to those countries' markets in the future for independent power plants. As a result, there is the possibility that a North American wholesale market will develop for electricity, with additional competitive pressures on U.S. generators.

Retail-level Competition

         An even more radical prospect for the electric power industry is retail-level competition, in which generators would be allowed to sell directly to customers by using (and paying a fee for) the local utility's distribution facilities. Retail-level competition presupposes the ability to wheel power in the appropriate amounts at economic costs from the generating plant to the electric utility whose wires link to the retail customer (typically a large industrial, commercial or governmental unit) and the ability to use the local utility's facilities to deliver the electricity to the customer. In addition to the business and regulatory issues arising from wholesale wheeling, retail-level competition raises fundamental concerns as to the ability of utilities to recover stranded costs at the generating and distribution levels, the possibility that smaller customers will have less ability to demand pricing concessions, incentives for governmental agencies to act as intermediaries for consumers and the functions of state-level regulatory agencies in a price-competitive environment which may be inconsistent with their traditional price-setting and service-prescribing roles.

         Although retail deregulation is being implemented currently on a state-by-state basis, there are some common elements which are expected to be included in the Maine and Massachusetts deregulation plans. First, most deregulating states will require that local utilities will be the "suppliers of last resort," which are required to serve any customers in their existing territories who do not purchase generated electricity from another source and which are required to obtain adequate generating capacity to meet those needs. Second, most deregulating states are requiring that utilities and other suppliers of electricity work through "independent system operators" such as the ISO, which coordinate purchase, transmission and sale of electricity between generators and distribution utilities. Independent system operators will have significant responsibility for supply reliability.

         Third, most deregulating states are requiring that utilities be compensated for stranded costs (which include long-term Power Contracts with Independent power projects that are above current and anticipated market prices) for a transition period. This is typically done by imposing a transition fee or surcharge on rates that is paid to the utility. In some states, utilities are being encouraged or ordered to issue bonds or other financial instruments to retire stranded cost assets or contracts, supported by transition charges. Fourth, many states are requiring local utilities to divest a large portion or all of their generating assets or to sell their rights under long-term Power Contracts. The states have cited concerns such as the anti-competitive effects of allowing the utilities, which retain a monopoly over the wires that take electricity the last stages to the customer, to own generating assets. Further, the sale of assets (or above-market Power Contracts) sets a market price for those assets and allows a somewhat objective computation of the stranded costs related to those assets or contracts. For example, the true stranded cost of a nuclear plant is approximately the difference between the value assigned to it under state regulation and the price someone will pay for it at auction.

         Fifth, utilities having stranded costs are expected to mitigate those costs by buying out contracts or selling costly assets. Finally, many states are attempting to protect generators who use "renewable fuels" or that are considered to have environmental or social benefits. As discussed below, Maine and Massachusetts are doing so.

Price and Cost Pressures

         The pricing pressures that retail and wholesale deregulation are bringing are expected to decrease the marginal cost of electricity. Competition will force utilities and generators to reduce overhead and administrative costs, to trim operation and maintenance costs and to more efficiently buy and use fuel. Further, wholesale and retail deregulation and new generating technologies discussed below are expected to significantly reduce capital costs. For example, electric utilities currently maintain large amounts of generating capacity in reserve to meet peak loads (for example, to serve customers during a heat wave in July). According to the EIA, competition may lead to pricing strategies that reduce these peak loads. Competition may also force utilities to stop maintaining high-cost reserve capacity and to take greater risks. Finally, the widening wholesale market for electricity may increase efficiency by allowing utilities and power consumers to obtain distant, lower-cost capacity for reserve purposes rather than maintain local, higher cost, underutilized reserve capacity. For these and other reasons, the EIA currently estimates that national average electricity rates in real terms (adjusted for inflation) will decline to about 6.3 cents per kilowatt-hour in 2015 from the 1996 average level of 7.1 cents per kilowatt-hour.

         As these trends continue, high-cost generators will be disadvantaged and may fail. The Trust's small-scale generating plants have tended to have higher per-kilowatt hour costs (except for fuel) than new, large scale generating plants. The fuel cost advantages, if any, of landfill gas, hydroelectricity or waste biomass are thus critical to the competitiveness of the Trust's merchant power plants.

    Conversely, decreases in electricity costs may reduce Santee River's production costs, although its business plan does not assume any such decreases.

New Generating Technologies and New Industry Participants

         Recent improvements in turbine technology, coupled with what is seen as the ample supply and relative cheapness of natural gas, have made gas turbines the favored technology for new electric generating plants. The EIA estimates that 80% of the new electric generating capacity to be added from 1995 to 2015 will be fueled by natural gas and that the amount of generation fueled by natural gas will increase from the current 10% to 29%. According to the EIA, new gas turbines only need 15 days per year of maintenance, on the average, compared with 30 days a year for steam turbines. Although gas turbines historically have been used to meet peak demand rather than baseload demand, new "combined cycle" units (which use heat from the turbine's exhaust to drive a second steam or gas turbine) have thermal efficiencies approaching 60% (60% of the theoretical maximum heat from the burning gas is converted to electricity) and can be used as baseload units. In contrast, steam turbines fired by coal have efficiencies in the 36% range and have operating and maintenance costs higher than those of combined cycle plants. Further, natural gas-fired turbines emit relatively low levels of sulfur dioxide, particulates and complex carbon compounds and thus may have lower environmental compliance costs than coal-fired or oil-fired plants. The EIA estimates that combined cycle gas turbine plants alone will account from 96,000 to 143,000 Megawatts of the 319,000 Megawatts of additional capacity to be added in the next 17 years.

         The new emphasis on natural gas-fired generation is causing large natural gas transmission or brokering companies to enter the electricity generation market rapidly. They have access to large volumes of gas and have the ability to raise large amounts of capital. Accordingly, most new investment in combined cycle gas Projects and other large-scale gas turbine Projects is being made by these natural gas/energy companies or by large utilities that are entering the competitive generation industry.

         A number of large participants in the independent generating industry have announced their intentions to build large gas turbine merchant power plants in Connecticut, Massachusetts and Maine in sizes from 250 to 750 Megawatts. The capacity of the proposed plants exceeds three-quarters of the total deficit in capacity caused by the shutdown of the Northeast Utilities nuclear power plants. If all or many of the announced plants were built, there might be a material increase in low-cost generation capacity in the New England area. There have also been reports, especially from the northeastern states, that large non-utility generating companies and utilities entering the competitive generating market outside their existing service territories are buying large numbers of older plants from local utilities with the intention of replacing them on site with new, large, natural gas-fueled plants. It is unclear whether many of the announced merchant power plants will actually be built, given the uncertainties of the market for electricity and the possibility that there may be insufficient gas pipeline capacity or supplies to fuel all of the recently announced plants. There have been recent announcements that the capacity of pipelines under construction might be increased to serve the proposed electric generating plants.

         Many companies, including affiliates of fuel suppliers and utilities, have applied to FERC to act as electric power marketers, because they anticipate that if wholesale wheeling becomes significant there will be strong demand for brokers or market makers in electric power. It is uncertain whether power marketers will become significant factors in the electric power market. A related development is the creation of derivative contracts for hedging of and speculation in electricity supplies, which may offer generators, utilities and large industrial or commercial consumers the ability to reduce the volatility of competitive prices. To date, the effects of derivative contracts on the market for electricity in the Northeast have not been material.

Renewable Power

         The pressures of competition are expected to harm the "renewable power" segment of the industry, which includes the Maine Biomass Projects and the Maine Hydro Projects. "Renewable power" (often called "green power") is a catchphrase that includes Projects (such as solar, wind, small hydroelectric, biomass, geothermal and landfill-gas) that do not use fossil fuels or nuclear fuels. Renewable power plants typically have high capital costs and often have total costs that are well above current total costs for new gas-turbine production. Many observers believe that renewable power plants without existing Power Contracts (with the possible exception of biomass, hydroelectric and geothermal plants with very low or zero fuel costs) will be non-competitive in the new markets unless they are given governmental protection. A number of states, including Massachusetts and Maine, are requiring that retailers of electricity purchase a certain minimum amount of electricity (often between 5% to 30% of their total requirements) from renewable power sources. Unless there is a shortage of renewable capacity these state requirements may still not raise the price for renewable power high enough to make the Maine Biomass Projects profitable.

Initial Effects of Trends

         With these conditions in mind, the Trust sees two primary strategies for non-utility generating plants to succeed in the United States: first, Projects that have existing, firm, long-term Power Contracts may do well so long as regulatory or legislative actions do not abrogate the contracts. Second, Projects that are low-cost producers of electricity, either from efficiencies or good management or as the result of successful cogeneration technologies, will have advantages in the market.

         Finally, there have been industry-wide moves toward consolidation of participants and divestiture of Projects. A number of utilities and equipment suppliers have proposed or entered into joint ventures to reduce risks and mobilize additional capital for the more competitive environment, while many electric utilities are in the process of combining, either as a means of reducing costs and capturing efficiencies, or asa means of obtaining regional market power, or as a means of increasing size as an organizational survival tactic. This consolidation tends to create additional competitive pressures in the electric power industry that may disadvantagethe Trust; however, this trend may also encourage the divestiture of smaller Projects or Projects that are deemed less central to the operations of large, consolidated businesses.

(5).  Competition

     There are a large number of participants in the independent power industry. Several large corporations specialize in developing, building and operating independent power plants. Equipment manufacturers, including many of the largest corporations in the world, provide equipment and planning services and provide capital through finance affiliates. Many regulated utilities are preparing for a competitive market, and a significant number of them already have organized subsidiaries or affiliates to participate in unregulated activities such as planning, development, construction and operating services or in owning exempt wholesale generators or up to 50% of independent power plants. In addition, there are many smaller firms whose businesses are conducted primarily on a regional or local basis. Many of these companies focus on limited segments of the cogeneration and independent power industry and do not provide a wide range of products and services. There is significant competition among non-utility producers, subsidiaries of utilities and utilities themselves in developing and operating energy-producing projects and in marketing the power produced by such projects.

     The Trust is unable to accurately estimate the number of competitors but believes that there are many competitors at all levels and in all sectors of the industry. Many of those competitors, especially affiliates of utilities and equipment manufacturers, may be far better capitalized than the Trust.

     Please also review the discussion of changes in the industry above at (4) Trends in the Electric Utility and Independent Power Industries.

(6).  Regulatory Matters.

     Projects are subject to energy and environmental laws and regulations at the federal, state and local levels in connection with development, ownership, operation, geographical location, zoning and land use of a Project and emissions and other substances produced by a Project. These energy and environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with such permits and approvals.

(i)  Energy Regulation.

(A) PURPA. The enactment in 1978 of PURPA and the adoption of regulations thereunder by FERC provided incentives for the development of cogeneration facilities and small power production facilities meeting certain criteria. Qualifying Facilities under PURPA are generally exempt from the provisions of the Public Utility Holding Company Act of 1935, as amended (the "Holding Company Act"), the Federal Power Act, as amended (the "FPA"), and, except under certain limited circumstances, state laws regarding rate or financial regulation. In order to be a Qualifying Facility, a cogeneration facility must (a) produce not only electricity but also a certain quantity of heat energy (such as steam) which is used for a purpose other than power generation, (b) meet certain energy efficiency standards when natural gas or oil is used as a fuel source and (c) not be controlled or more than 50% owned by an electric utility or electric utility holding company. Other types of Independent Power Projects, known as "small power production facilities," can be Qualifying Facilities if they meet regulations respecting maximum size (in certain cases), primary energy source and utility ownership. Recent federal legislation has eliminated the maximum size requirement for solar, wind, waste and geothermal small power production facilities (but not for hydroelectric or biomass) for a fixed period of time.

     In addition, PURPA requires electric utilities to purchase electricity generated by Qualifying Facilities at a price equal to the purchasing utility's full "avoided cost" and to sell back up power to Qualifying Facilities on a non discriminatory basis. Avoided costs are defined by PURPA as the "incremental costs to the electric utility of electric energy or capacity or both which, but for the purchase from the Qualifying Facility or Qualifying Facilities, such utility would generate itself or purchase from another source." While public utilities are not required by PURPA to enter into long-term Power Contracts to meet their obligations to purchase from Qualifying Facilities, PURPA helped to create a regulatory environment in which it has become more common for such contracts to be negotiated until recent years.

     The exemptions from extensive federal and state regulation afforded by PURPA to Qualifying Facilities are important to the Trust and its competitors. The Trust believes that the Maine Hydro and Maine Biomass Projects, which sell electricity to public utilities, are Qualifying Facilities. Maintaining the Qualified Facility status of an electric generating Project is of utmost importance to the Trust. Such status may be lost if a Project does not meet the operational or ownership requirements of PURPA. For small power production facilities such as the Maine Hydro and Maine Biomass Projects, the requirements are limited to maximum size, fuel use and ownership requirements that are currently unlikely to be violated. If the Trust acquires interests in cogeneration Projects that are Qualifying Facilities, those facilities must meet more stringent requirements, such as minimum operating efficiency standards and minimum use of thermal energy by customers of a cogeneration Project.

     The Trust endeavors to comply with applicable PURPA requirements and does not believe that the Maine Biomass and Maine Hydro Projects are subject to any requirement that could jeopardize their statuses as Qualified Facilities. If the Trust were to invest in cogeneration Projects or certain other types of Qualifying Facilities, the PURPA standards could raise material compliance questions. In any event, there can be no assurance that a Project will maintain its Qualified Facility status. If a Project loses its Qualifying Facility status, the utility can reclaim payments it made for the Project's non-qualifying output to the extent those payments are in excess of current avoided costs (which are generally substantially below the Power Contract rates) or the Project's Power Contract can be terminated by the electric utility. States may require utilities to institute monitoring systems under which electric utilities continuously meter a cogeneration Project's performance.

(B) The 1992 Energy Act. The Comprehensive Energy Policy Act of 1992 (the "1992 Energy Act") empowered FERC to require electric utilities to make available their transmission facilities to and wheel power for Independent power projects under certain conditions and created an exemption for electric utilities, electric utility holding companies and other independent power producers from certain restrictions imposed by the Holding Company Act. Although the Trust believes that the exemptive provisions of the 1992 Energy Act will not materially and adversely affect its business plan, the act may result in increased competition in the sale of electricity.

     The 1992 Energy Act created the "exempt wholesale generator" category for entities certified by FERC as being exclusively engaged in owning and operating electric generation facilities producing electricity for resale. Exempt wholesale generators remain subject to FERC regulation in all areas, including rates, as well as state utility regulation, but electric utilities that otherwise would be precluded by the Holding Company Act from owning interests in exempt wholesale generators may do so. Exempt wholesale generators, however, may not sell electricity to affiliated electric utilities without express state approval that addresses issues of fairness to consumers and utilities and of reliability.

(C) The Federal Power Act. The FPA grants FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce. The FPA provides FERC with ongoing as well as initial jurisdiction, enabling FERC to revoke or modify previously approved rates. Such rates may be based on a cost-of-service approach or determined through competitive bidding or negotiation. While Qualifying Facilities under PURPA are exempt from the rate-making and certain other provisions of the FPA, non-Qualifying Facilities are subject to the FPA and to FERC rate-making jurisdiction.

     Companies whose facilities are subject to regulation by FERC under the FPA because they do not meet the requirements of PURPA may be limited in negotiations with power purchasers. However, since such projects would not be bound by PURPA's heat energy use requirement for cogeneration facilities, they may have greater latitude in site selection and facility size. If any of the Trust's electric power Projects failed to be a Qualifying Facility, it would have to comply with the FPA.

     The FPA also provides that any hydroelectric facility that is located on a navigable stream or that affects public lands or water from a government dam may not be constructed or be operated without a license from FERC. Certain facilities that were operating before 1935 are exempt, if the waterway is non-navigable, or "grandfathered" and do not require licenses so long as the facilities are not modernized or otherwise materially altered. Licenses are granted for 30 to 50 year terms. All but six of the Maine Hydro Projects (with a rated capacity of 2.1 Megawatts) are subject to licensing. Of these eight Projects, six (with a rated capacity of 6.4 Megawatts) have current licenses that expire from time to time between the years 2019 and 2037 and two (1.5 Megawatts) are currently in the licensing process, which can take from three to five years. The Trust believes that it will obtain licenses for each of these.

     The proposed conditions for one pending license, at the Pittsfield Project on the Kennebec River (1.1 Megawatt), have been received. The Project will have to provide upstream fish passages no earlier than 2002 or, if later, the time when all dams further upstream have provided passage. The Project will also have to provide interim fish passage both upstream and downstream to the extent warranted by fishery studies; downstream mitigation measures may require the Project to restrict flow through its turbines during certain spring peak flow periods that could materially impair electricity output. Until studies are complete, it is not possible to estimate the effects of these conditions. Further, as noted above at Item 1(c)(3) - Business - Narrative Description of Business - Project Operation, the licenses may include other onerous conditions. The Trust is a member of the Kennebec Hydro Developers Group, which has negotiated with Maine agencies and environmental groups for watershed-wide studies and remediation programs.

(D) Fuel Use Act. Projects that may be developed or acquired may also be subject to the Fuel Use Act, which limits the ability of power producers to burn natural gas in new generation facilities unless such facilities are also coal-capable within the meaning of the Fuel Use Act.

(E) State Regulation. State public utility regulatory commissions have broad jurisdiction over Independent Power Projects which are not Qualifying Facilities under PURPA, and which are considered public utilities in many states. In states where the wholesale or retail electricity market remains regulated, Projects that are not Qualifying Facilities may be subject to state requirements to obtain certificates of public convenience and necessity to construct a facility and could have their organizational, accounting, financial and other corporate matters regulated on an ongoing basis. Although FERC generally has exclusive jurisdiction over the rates charged by a non-Qualifying Facility to its wholesale customers, state public utility regulatory commissions have the practical ability to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of purchased power to its retail customers. In addition, states may assert jurisdiction over the siting and construction of non-Qualifying Facilities and, among other things, issuance of securities, related party transactions and sale and transfer of assets. The actual scope of jurisdiction over non-Qualifying Facilities by state public utility regulatory commissions varies from state to state.

(ii)  Environmental Regulation.

     The construction and operation of independent power projects and the exploitation of natural resource properties are subject to extensive federal, state and local laws and regulations adopted for the protection of human health and the environment and to regulate land use. The laws and regulations applicable to the Trust and Projects in which it invests primarily involve the discharge of emissions into the water and air and the disposal of waste, but can also include wetlands preservation and noise regulation. These laws and regulations in many cases require a lengthy and complex process of renewing licenses, permits and approvals from federal, state and local agencies. Obtaining necessary approvals regarding the discharge of emissions into the air is critical to the development of a Project and can be time-consuming and difficult. Each Project requires technology and facilities which comply with federal, state and local requirements, which sometimes result in extensive negotiations with regulatory agencies. Meeting the requirements of each jurisdiction with authority over a Project may require extensive modifications to existing Projects.

     The Clean Air Act Amendments of 1990 contain provisions which regulate the amount of sulfur dioxide and oxides of nitrogen which may be emitted by a Project. These emissions may be a cause of "acid rain." Qualifying Facilities are currently exempt from the acid rain control program of the Clean Air Act Amendments. However, non-Qualifying Facility Projects will require "allowances" to emit sulfur dioxide after the year 2000. Under the Amendments, these allowances may be purchased from utility companies then emitting sulfur dioxide or from the EPA. Further, an Independent Power Project subject to the requirements has a priority over utilities in obtaining allowances directly from the EPA if (a) it is a new facility or unit used to generate electricity; (b) 80% or more of its output is sold at wholesale; (c) it does not generate electricity sold to affiliates (as determined under the Holding Company Act) of the owner or operator (unless the affiliate cannot provide allowances in certain cases) and (d) it is non-recourse project-financed. The market price of an allowance cannot be predicted with certainty at this time. In recent years, supply of allowances has tended to exceed demand, primarily because of improved control technologies and the increased use of natural gas.

     Title V of the Clean Air Act Amendments added a new permitting requirement for existing sources that requires all significant sources of air pollution to submit new applications to state agencies. Title V implementation by the states generally does not impose significant additional restrictions on the Trust's Projects, other than requirements to continually monitor certain emissions and document compliance. The permitting process is voluminous and protracted and the costs of fees for Title V applications, of testing and of engineering firms to prepare the necessary documentation have increased. The Trust believes that all of its facilities will be in compliance with Title V requirements with only minor modifications such as the installation of an additional catalytic converter on some engines.

     In July 1997 the Environmental Protection Agency adopted more stringent standards for levels of ozone and small particulate matter (particles less than 25 microns in diameter) in geographic areas. These new standards may cause some areas in which Projects are located to be classified as non-attainment areas. If so, states will be required to impose additional requirements for industries to reduce emissions. It is uncertain whether or how any reductions would be applied to small facilities such as the Trust's Projects. If reductions were required, the Trust might have to make significant capital investments to install new control technology or might have to reduce operations. In addition, many eastern states, including Maine, have organized in the Ozone Transport Assessment Group to require further restrictions on emissions of nitrogen oxides. The Environmental Protection Agency is considering the Group's recommendations as well as other proposals to reduce emissions of nitrogen oxides and other ozone-forming chemicals. If adopted, new regulations could required the Trust to install additional equipment to reduce those emissions or to change operations. Nitrogen oxide reductions can be difficult to achieve with add-on equipment and often require decreases in operating efficiency, both of which could cause material cost to the Trust. It is not possible at this time to estimate whether or not any potential regulatory changes would materially affect the Trust.

     The Clean Air Act Amendments empower states to impose annual operating permit fees of at least $25 per ton of regulated pollutants emitted up to $100,000 per pollutant. To date, no state in which the Trust operates has done so. If a state were to do so, such fees might have a material effect on the Trust's costs of generation, in light of the relatively small size of the Trust's facilities as opposed to large utility generation plants that might benefit from the cap on fees.

     The Trust's Projects must comply with many federal and state laws and regulations governing wastewater and stormwater discharges from the Projects. These are generally enforced by states under "NPDES" permits for point sources of discharges and by stormwater permits. Under the Clean Water Act, NPDES permits must be renewed every five years and permit limits can be reduced at that time or under re-opener clauses at any time. The Projects have not had material difficulty in complying with their permits or obtaining renewals. The Projects use closed-loop engine cooling systems which do not require large discharges of coolant except for periodic flushing to local sewer systems under permit and do not make other material discharges.

     In 1998, the Trust's Projects became subject to the reporting requirements of the Emergency Planning and Community Right-to-Know Act that require the Projects to prepare toxic release inventory release forms. These forms will list all toxic substances on site that are used in excess of threshold levels so as to allow governmental agencies and the public to learn about the presence of those substances and to assess potential hazards and hazard responses. The Trust does not anticipate that this requirement will result in any material adverse effect on it.

     Based on current trends, the Managing Shareholder expects that environmental and land use regulation will become more stringent. The Trust and the Managing Shareholder have developed limited expertise and experience in obtaining necessary licenses, permits and approvals, which in the case of the Maine Hydro Project are the responsibility of Consolidated Hydro, Inc. The Trust will rely upon qualified environmental consultants and environmental counsel retained by it or by Project sponsors to assist in evaluating the status of Projects regarding such matters.

(d)  Financial Information about Foreign and Domestic Operations and Export
Sales.

     The Trust has invested its funds to date only within the United States.

     The Trust is considering an investment in Projects in Surinam and in Great Britain and from time to time has investigated potential investments in East Asia, Egypt the Caribbean and South America. No material operations or income have yet been taken or earned outside the United States.

(e)  Employees.

     The Trust has no employees. The persons described below at Item 5 Directors and Executive Officers of the Registrant serve as executive officers of the Trust and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Trust business.

     Ridgewood Waterpure has 2 employees located in Oak Harbor, Ohio.

Item 2.  Properties.

     Pursuant to the Management Agreement between the Trust and the Managing Shareholder (described at Item 10(c)), the Managing Shareholder provides the Trust with office space at the Managing Shareholder's principal office at The Ridgewood Commons, 947 Linwood Avenue, Ridgewood, New Jersey 07450.

     The following table shows the material properties (relating to Projects) owned or leased by the Trust's subsidiaries.

Approximate
                                                       Square
                     Ownership  Ground   Approximate  Footage of   Description
                     Interests  Lease      Acreage    Project          of
Projects   Location  in Land  Expiration   of Land    (Actual        Project
                                                     or Projected)

Maine Hydro 14 sites
            in Maine   Owned     n/a        24            n/a          Hydro-
                       by joint                                      electric
                       venture*                                    facilities

*Joint venture equally owned by Trust and Ridgewood Power IV.

     The Trust owns less than 50% of the equity interest in the Maine Biomass, Santee River, Quantum and Metasound investments.

     The Trust believes that these properties are currently adequate for current operations at those sites.

Item 3.  Legal Proceedings.

     The Trust is not a party to any material current legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Trust has not submitted any matters to a vote of its security holders during the fourth quarter of 1998.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Trust sold 950.00 Investor Shares of beneficial interest in the Trust in its private placement offering, which concluded on April 15, 1998. There is currently no established public trading market for the Investor Shares and the Trust does not intend to allow a public trading market to develop. As of the date of this Annual Report on Form 10-K, all such Investor Shares have been issued and are outstanding. There are no outstanding options or warrants to purchase, or securities convertible into, Investor Shares.

     Investor Shares are restricted as to transferability under the Declaration, as well as under federal and state laws regulating securities. See Item 11(d) Description of Registrant's Securities to be Registered - Restrictions on Transfer of Investor Shares. The Investor Shares have not been and are not expected to be registered under the Securities Act of 1933, as amended (the "1933 Act"), or under any other similar law of any state (except for certain registrations that do not permit free resale) in reliance upon what the Trust believes to be exemptions from the registration requirements contained therein. Because the Investor Shares have not been registered, they are "restricted securities" as defined in Rule 144 under the 1933 Act. As of the date of this Annual Report on Form 10-K, no Investor Shares are sellable under Rule 144 because the requirements of Rule 144(c) have not been met.

     The Managing Shareholder is considering the possibility of a combination of the Trust and five other investment programs sponsored by the Managing Shareholder (Ridgewood Electric Power Trusts I, II, III and IV and the Ridgewood Power Growth Fund) into a publicly traded entity. This would require the approval of the Investors in the Trust and the other programs after proxy solicitations complying with requirements of the Securities and Exchange Commission, compliance with the "rollup" rules of the Securities and Exchange Commission and other regulations, and a change in the federal income tax status of the combined entity from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or other programs.

(b)  Holders

     As of the date of this Annual Report on Form 10-K, there are approximately 2,270 record holders of Investor Shares.

(c)  Dividends

     The Trust made distributions as follows in 1997 and 1998:

                                         Year ended December 31,
                                            1997        1998
Total distributions to Investors        $1,398,357  $4,089,130
Distributions per Investor Share             1,833       4,261
Distributions to Managing Shareholder      $14,124     $41,304

     Distributions have been made on a quarterly basis since April 1997. The Trust's ability to make future distributions to Investors and their timing will depend on the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses. See also Item 1(c)(3) above as to considerations affecting the Trust's ability to increase the frequency of distributions to a monthly basis.

     Occasionally, distributions may include funds derived from the release of cash from operating or debt service reserves. Further, the Declaration of Trust authorizes distributions to be made from cash flows rather than income, or from cash reserves in some instances. For purposes of generally accepted accounting principles, amounts of distributions in excess of accounting income may be considered to be capital in nature. Investors should be aware that the Trust is organized to return net cash flow rather than accounting income to Investors.

Item 6  Selected Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

                                                                              As of and for the
                                                                           Period from Commencement
                                                                               of Share Offering
                                     As of and for the Years                     (April 12, 1996)
                                       Ended December 31,                              through
                                      1998              1997                    December 31, 1996

Interest income                     $ 2,767,348       1,003,276                 $        158,236
Total revenue                         3,020,949         844,877                          257,460
Net (loss)                           (2,643,662)     (1,345,153)                        (114,375)
Net assets (shareholders'
  equity)                            69,216,738      53,046,118                       14,501,931
Investments                          29,110,238      13,466,706                        7,133,340
Total assets                         71,753,025      54,469,925                       14,945,301
Long-term obligations                         0               0                                0
Per Share of Trust
 Interest:
  Revenues                                3,179            1,108                           1,418
  Net (loss)                             (2,782)          (1,763)                           (630)
  Net asset value                        72,859           69,342                          79,856
Distributions to Investors                4,332            1,833                           1,466


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     The following discussion and analysis should be read in conjunction with the Trust's consolidated financial statements and the notes thereto presented below. Dollar amounts in this discussion are generally rounded to the nearest $1,000.

    The consolidated financial statements include the accounts of the Trust and Ridgewood Waterpure Corporation. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects, Maine Biomass Projects, Santee River Rubber Project, Quantum Conveyor and MetaSound Systems.

Outlook

     The U.S. electricity markets are being restructured and there is a trend away from regulated electricity systems towards deregulated, competitive market structures. The states that the Trust's Projects operate in have passed or are considering new legislation that would permit utility customers to choose their electricity supplier in a competitive electricity market. The Maine Hydro Projects are "Qualified Facilities" as defined under the Public Utility Regulatory Policies Act of 1978 and currently sell their electric output to utilities under long-term contracts. Eleven of the Maine Hydro Projects' contracts expire in 2008 and the remaining three expire in 2007, 2014 and 2017. During the term of the contracts, the utilities may or may not attempt to buy out the contracts prior to expiration. At the end of the contracts, the Projects will become merchant plants and may be able to sell the electric output at then current market prices. There can be no assurance that future market prices will sufficient to allow the Trust's Projects to operate profitably.

     The Maine Hydro Projects have a limited ability to store water. Accordingly, the amount of revenue from electricity generation from these Projects is directly related to river water flows, which have fluctuated as much as 30% from the average over the past ten years. It is not possible to accurately predict revenues from the Maine Hydro Projects.

     The Maine Biomass Projects sold electricity under short-term contracts during the months of July, August, October, November and December 1997. The Projects are currently shut down and will not be operated (except for required tests) unless sales arrangements are obtained which would provide sufficient revenue to cover the Projects' fixed and variable costs. Under current legislation, the electricity market in the State of Maine will be deregulated on March 1, 2000. If biomass fuel can be purchased at reasonable prices in the year 2000 and beyond, the Maine Biomass Projects could be among the low cost producers of electricity in Maine and could be able to operate profitably in a competitive market environment. In the meantime, the Trust intends to keep the Projects in an idle mode until market conditions become more favorable, and the Project operator will seek short-term contracts to sell energy, installed capability and operable capability.

     All power generation projects currently owned by the Trust produce electricity from renewable energy sources, such as hydropower and biomass ("renewable power," and sometimes called "green power"). In the State of Maine, as a condition of licensing, competitive generation providers and power marketers will have to demonstrate that at least 30% of their generation portfolio is from renewable power sources. Other states in the New England Power Pool have or are expected to have similar renewable power licensing requirements, although the percentage of renewable power generation may differ from state to state. These renewable power licensing requirements should have a beneficial effect on the future profitability of the Trust's Projects.

     The Santee River Rubber Project, which is currently in the construction phase, will process waste tires and generate high quality crumb rubber. Assuming that the plant functions as specified and that the price received for the crumb rubber from customers is as forecast, the Project should begin profitable operations in late 1999 or early 2000.

     Quantum Conveyor designs, manufactures and sells modular conveyor systems used by post offices, distribution centers, warehouses and other material handling facilities. The conveyor system market is very competitive and Quantum Conveyor's strategy is to increase its sales and operating results by offering capable, inexpensive conveyor systems that are easy to install.

     WaterPure Corporation is a development stage company developing water purification technology. WaterPure Corporation's strategy is to validate the technology and manufacture water purification systems.

     MetaSound Systems is developing digital audio marketing systems to provide messages, music and sound information to telephone callers on hold or in a call center queue. The audio marketing system market is very competitive and MetaSound Systems' strategy is to increase its sales and operating results by offering more flexible systems that offer superior sound quality.

     Additional trends affecting the independent power industry generally are described at Item 1 - Business.

Results of Operations

The year ended December 31, 1998 compared to the year ended December 31, 1997.

     In 1998, the Trust had a net loss of $2,644,000 as compared to a net loss of $1,345,000 in 1997. The 1998 and 1997 losses include the following results from projects:

   Project                                 1998          1997
   -------                                 ----          ----
Maine Hydro Projects        (1)         $ 658,000     $ 522,000
Maine Biomass Projects      (1)          (694,000)     (680,000)
Santee River Rubber         (1)           363,000           ---
MetaSound Systems           (1)           (61,000)          ---
Quantum Conveyor            (1)           (12,000)          ---
WaterPure Corporation       (2)        (1,881,000)          ---

(1) Equity interest in income (loss) of the project. (2) Loss, net of minority interest

     The increase in income from the Maine Hydro Projects reflects the higher revenues in 1998 compared to 1997. The improved revenues were a result of better rainfall improving water flow through the hydroelectric dams.

     The loss from the shutdown Maine Biomass Projects in 1998 was similar to the loss incurred in 1997. However, the 1998 loss reflects twelve months of operations compared to six months in 1997. The lower loss per month in 1998 reflects a reduction in expenses as well as the sale of installed capacity.

     Income from the Santee River Rubber project reflects the Trust's share of interest income earned on unexpended cash balances.

     The loss incurred by MetaSound Systems primarily reflects the marketing and sales costs of introducing its digital audio marketing products.

     The loss incurred by Quantum Conveyor primarily reflects the costs of aggressively marketing its conveyor systems.

     WaterPure Corporation's net loss for 1998 primarily reflected the cost of acquiring the assets of Superstill Corporation, a company in Chapter 11 bankruptcy. Included in the assets acquired from Superstill Corporation was in-process research and development with an estimated fair value of $1,970,000. In accordance with generally accepted accounting principles, this amount was written-off in the statement of operations.

     Interest income at the Trust level increased from $1,003,000 in 1997 to $2,709,000 in 1998 as a result of the higher average cash balances on hand during the year.

     Excluding the $1,970,000 charge in 1998 discussed above related to the acquisition of Waterpure Corporation, Trust-level expenses increased $1,478,000 from $2,190,000 in 1997 to $3,668,000 in 1998. The primary reason for the increase was $1,606,000 of management fees charged by the Managing shareholder beginning in April 1998. Reimbursements to the Managing Shareholder increased from $393,000 in 1997 to $794,000 in 1998. These increases were partially offset by a decrease in the 2% investment fee on capital contributions from $1,145,000 in 1997 to $337,000 in 1998 reflecting the decrease in capital contributions caused by the closing of the Trust offering in April 1998. Due diligence expenses related to unsuccessful potential investments increased to $831,000 in 1998 from $604,000 in 1997.

The year ended December 31, 1997 compared to the period April 12, 1996 to December 31, 1996.

     In 1997, the Trust had total revenue of $845,000 as compared to total revenue of $257,000 in 1996. The interest income component of revenue increased by $845,000 to $1,003,000 in 1997 from $158,000 in 1996 as a result of the higher average balance of cash and cash equivalents. The 1997 revenue includes equity in the full year's net income from the Maine Hydro Projects of $522,000 and equity in the net loss of the Maine Biomass Projects of $680,000 since their acquisition in July 1997. The 1996 revenue includes equity in the net income of the Maine Hydro Projects of $99,000.

     Trust level expenses increased by $1,818,000 to $2,190,000 in 1997 from $372,000 in 1996. The expense related to the 2% investment fee charged on new contributions increased by $812,000 due to the higher level of contributions. The 1997 expenses include $393,000 of reimbursements to the Managing Shareholder. Due diligence costs increased $599,000 due to the costs of investigating potential projects that were ultimately rejected and reserving for the potential uncollectibility of advances to such projects.

Liquidity and Capital Resources

     In 1998, the Trust's operating activities used cash of $2,782,000 compared to $231,000 in 1997 as a result of higher management fees and due diligence on projects that were ultimately rejected.

     In 1998, the Trust's used $14,021,000 in its investing activities, primarily the purchase of its interest in Santee River Rubber, Quantum Conveyor and MetaSound Systems. In 1997, the $6,492,000 used in investing activities primarily related to the investment in the Maine Biomass Projects.

     Distributions  to  shareholders   increased  from  $1,412,000  in  1997  to
$4,130,000 reflecting an increase in the rate of distributions per share and an increased number of shareholders.

     As of December 31, 1998, the Trust had $42,832,000 of cash on hand. The Trust anticipates investing most of these funds in new projects in 1999.

     During the fourth quarter of 1997, the Trust and Fleet Bank,N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to Investors. There were no borrowings under the line of credit in 1998 or 1997.

     Other than investments of available cash in power generation Projects, obligations of the Trust are or will be generally limited to payment of Project operating expenses, payment of a management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Trust's investments. The Trust's policy is to distribute as much cash as is prudent to Shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The amount of working capital retained is further reduced by the availability of the line of credit facility.

     The Trust anticipates that, during 1999, its cash flow from operations, unexpended offering proceeds and line of credit facility will be adequate to fund its obligations.

Year 2000 Remediation
     The Managing Shareholder and its affiliates began year 2000 review and planning in early 1997. After initial remediation was completed, a more intensive review discovered additional issues and the Managing Shareholder began a formal remediation program in late 1997. The Managing Shareholder has assessed problems, has a written plan for remediation and is implementing the plan.

     The accounting, network and financial packages for the Ridgewood companies are basically off-the-shelf packages that will be remediated, where necessary, by obtaining patches or updated versions. The Managing Shareholder expects that updating will be complete before the end of April 1999 with ample time for implementation, testing and custom changes to some modifications made by Ridgewood to those programs. To a large extent, these software packages would have been upgraded within a three to five year time frame, even absent the Year 2000 problem. The Managing Shareholder estimates that the Trust's allocable portion of the cost of upgrades that were accelerated because of the Year 2000 problem is less than $1,500.

     The Managing Shareholder has identified two major systems affecting the Trust that rely on custom-written software, the subscription/investor relations and investor distribution systems, which maintain individual investor records and effect disbursement of distributions to Investors. In late 1998, the Managing Shareholder's outside computer consultant reviewed the remediation completed for those systems and advised the Managing Shareholder that material additional work was required for these systems to work efficiently after 1999. The Managing Shareholder accordingly employed a new specialist for Year 2000 remediation of those systems and other software and for information systems support generally. Changes to the distribution system and testing of that system were completed by the end of the first quarter of 1999 on schedule. The plan also targets completion by the end of the second quarter of 1999 of minor changes to the elements of the subscription/investor relations system that will allow it to handle individual investors' records, and of all testing of those modifications. Elements of that system used to generate internal sales reports and other internal reports (but which do not affect investors' records) will require major remediation. Remediation of the internal report generating programs is expected to be completed by the end of the third quarter of 1999 with testing and any additional modifications to be completed no later than the end of 1999.

     The Managing Shareholder is confident that all software systems necessary to maintain investor records will be remediated and tested well before the end of 1999. If the systems used to generate internal reports from the subscription/investor relations system are not remediated by the end of 1999, the Managing Shareholder is developing a contingency plan to use the existing systems together with manual entry of data and checking of results until remediation is complete. The Managing Shareholder has done this in the past when system problems have occurred and it thus believes that there will be no material or noticeable effect on the accuracy of its records or generation of internal reports, although it may experience delays in generating internal reports of a few days.

     Some systems are being remediated using the "sliding window" technique, in which two digit years less than a threshold number are assumed to be in the 2000's and higher two digit numbers are assumed to be in the 1900's. Although this will allow compliance for several years beyond the year 2000, eventually those systems will have to be rewritten again or replaced. The Managing Shareholder expects that the ordinary course of system upgrading will eventually cure this problem.

     The Trust's share of the incremental cost for Year 2000 remediation of this custom written software and related items for 1998 and prior years is estimated at $27,200 and is estimated to be approximately $25,500 for 1999.

     Each of the Trust's electric generating facilities is being reviewed during the first quarter of 1999 by an outside consultant to determine if its electronic control systems contain software affected by the Year 2000 problem or contain embedded components that contain Year 2000 flaws. Many of the Trust's facilities are small electric generating facilities that rely on mechanical and analog systems that are generally not subject to Year 2000 problems. The facilities use personal computers running packaged software for routine recordkeeping and data logging, which have been upgraded as described above.

     The Trust's two largest generating plants, the Maine Biomass Projects (total capacity net to the Trust: 26 megawatts), have been managed by Indeck Operations, Inc., an affiliate of Indeck Energy Systems, Inc., until March 1, 1999. The Trust took over management responsibility as of that date. Those plants have not operated since fall 1997 and currently are shut down with an anticipated startup date of April 2000. The manager of the plants informed the Trust in December 1998 that the plants contained electronic control systems with embedded components containing Year 2000 flaws. The manufacturer of the control systems has been contacted and custom-made replacement components have been ordered, which are expected to be obtained and installed by the end of June 1999. If these components are not remediated, the Trust has been advised that the plants would be inoperable from January 1, 2000. Because the Trust does not anticipate that the plants would be in operation until April 2000, the year 2000 problems would not result in a shutdown in January 2000.

     Although the plants are not operating, they do currently sell "installed capability" (a theoretical measurement of the reserve generating capacity of the plants) to members of the New England Power Pool. Installed capability sales require that the plants be operated at capacity for 24 hours in February or March of each year as a test. A year 2000 failure that continued beyond February or March 2000 might also disqualify the Trust from selling "installed capability" (the theoretical reserve capacity of the plants) after February or March 2000.

     Based on discussions with Indeck Operations, Inc., the Trust believes that the embedded components will be replaced and testing completed well before January 2000 and that the possibility that the plants will be unable to operate is remote. The Trust is also investigating whether, in the unlikely event the embedded components cannot be replaced and tested in time, the plants can be operated with manual or analog systems. The Trust's share of the anticipated costs of remediation is estimated at less than $50,000. Except as described above, the Trust has discovered no systems at its operating facilities that, if they were not Year 2000 compliant, would have a material adverse impact on output, environmental compliance, recordkeeping or any other material aspect of operations.

     Quantum Conveyor has advised the Trust that it has reviewed its products for Year 2000 problems and has found that they are Year 2000 compliant. Quantum Conveyor has also reviewed its principal supply chains and has determined that all essential sources are Year 2000 compliant or that there are adequate alternate sources for those supplies. Ridgewood Waterpure has advised the Trust that its prototypes and designs have been reviewed for Year 2000 problems and that they and their components are compliant.

     The Managing Shareholder and its affiliates do not significantly rely on computer input from suppliers and customers and thus are not directly affected by other companies' year 2000 compliance. However, if customers' payment systems or suppliers' systems were adversely affected by year 2000 problems, the Trust could be affected. For example, if the utilities that purchase the Trust's electricity output were unable to accept electricity because of system malfunctions or transmission failures caused by Year 2000 non-compliance by them or other persons, the Trust would lose revenues that could not be recouped at a later date. Similarly, if utility payment systems were to malfunction, the Trust's revenues might be delayed. Based on published reports, the Trust believes that it is now very unlikely that utilities will fail to accept electricity for more than a very short time because of malfunctions caused by the Year 2000 problem. Although the Trust also believes that utility payment problems are unlikely and, if they occur, will not exceed a month or two, there can be no assurance that payments to the Trust will not be interrupted. The
Trust has established a line of credit, described above at "Liquidity and Capital Resources," to cover this contingency and others. The Trust's non-utility customers are being contacted during the first and second quarters of 1999. The Trust anticipates that the customers will advise it that they do not anticipate that their own Year 2000 problems, if any, will interfere with taking or paying for the Trust's outputs of electricity or heat, but that they will decline to give any assurance that they will be able to do so.

     The Trust's plants are fueled by renewable sources of energy such as water at hydroelectric dams and wood waste. The Managing Shareholder does not believe that availability of these energy sources will be significantly affected by the Year 2000 problem. Availability of other supplies such as spare parts and consumables may be affected by Year 2000 problems; the Trust purchases these items from many different sources, no single one or group of which could have a material effect on the Trust if it or they were not Year 2000 compliant.

     Because the Trust and the Managing Shareholder are extremely small relative to the size of their material customers and suppliers and are paid or supplied using the same systems as larger companies, requests for written assurances of compliance from those customers or suppliers are not cost-effective. Instead, the Managing Shareholder is monitoring industry trends and compliance and is working to assure the Trust's continued operations. Similarly, as described above, in most cases there are no cost-effective contingency measures that can be taken against the major risks to the Trust that utilities will fail to take or fail to pay for the Trust's electricity output as the result of Year 2000 problems. The Trust believes that in the event that any embedded components or other systems are found to have Year 2000 problems at its power plants it will be able to remediate them promptly and before the end of 1999. It is preparing contingency plans to operate the plants with manual or analog control systems if Year 2000 problems cannot be remediated. Because the Maine Hydro plants are small and use simple technologies (small hydroelectric turbines) that are not dependent on date-sensitive electronics, the Trust believes that it is unlikely that the Maine Hydro Plants would be unable to operate because of Year 2000 problems.

     Based on its internal evaluations and the risks and contexts identified by the Commission in its rules and interpretations, the Trust believes that except with regard to the Maine Biomass Plants Year 2000 issues relating to its assets and remediation program will not have a material effect on its facilities, financial position or operations, and that the costs of addressing the Year 2000 issues will not have a material effect on its future consolidated operating results, financial condition or cash flows. However, this belief is based upon current information, and there can be no assurance that unanticipated problems will not occur or be discovered that would result in material adverse effects on the Trust.

     The Trust is unable to predict reliably what, if anything, will happen after December 31, 1999 with regard to Year 2000 problems caused by the inability of other businesses and government agencies to complete Year 2000 remediation. The Trust knows of no specific problems identified by customers or suppliers that would have a material adverse effect on the Trust.

     The reasonable worst case scenario anticipated by the Trust is that its electric generating facilities will be able to operate on and after January 1, 2000 but that there may be some short-term inability of their customers to pay promptly. In that event, the Trust's revenues could be materially reduced for a temporary period and it might have to draw upon its credit line to fund operating expenses until the utility makes up any payment arrears. The Trust believes that the Maine Biomass facilities will be capable of operation after January 1, 2000. For purposes of a worst case scenario it will assume, until the survey of embedded components is completed or remediation is completed, that the Maine Biomass facilities would not be able to complete their spring 2000 testing because there might be embedded components that are not Year 2000 compliant and the components could not be replaced in time. Revenue from sales of the Trust's share of installed capability from the Maine Biomass facilities in 1998 was approximately $570,000.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Qualitative Information About Market Risk.

     The Trust's investments in financial instruments are short-term investments of working capital or excess cash. Those short-term investments are limited by its Declaration of Trust to investments in United States government and agency securities or to obligations of banks having at least $5 billion in assets. Because the Trust invests only in short-term instruments for cash management, its exposure to interest rate changes is low. The Trust has limited exposure to trade accounts receivable and believes that their carrying amounts approximate fair value.

     The Trust's primary market risk exposure is limited interest rate risk caused by fluctuations in short-term interest rates. The Trust does not anticipate any changes in its primary market risk exposure or how it intends to manage it. The Trust does not trade in market risk sensitive instruments.

     Quantitative Information About Market Risk

         This table provides information about the Trust's financial instruments that are defined by the Securities and Exchange Commission as market risk sensitive instruments. These include only short-term U.S. government and agency securities and bank obligations. The table includes principal cash flows and related weighted average interest rates by contractual maturity dates.

                              December 31, 1998

                                 Expected Maturity Date
                                                                       1999
                                    (U.S. $)

Bank Deposits and Commercial
  Paper                               $42,832,000
  Average interest rate                     5.225%

Item 8.  Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements
Report of Independent Accountants                   F-2
Consolidated Balance Sheets at December 31, 1998
   and 1997                                         F-3
Consolidated Statement of Operations for Years
  Ended December 31, 1998 and 1997 and period
  from April 12, 1996 through December 31, 1996     F-4
Consolidated Statement of Changes in
  Shareholders' Equity for Years Ended December
  31, 1998 and 1997 and period from April 12,
  1996 through December 31, 1996                    F-5
Consolidated Statement of Cash Flows for Years
  Ended December  31, 1998 and 1997 and period
  from April 12, 1996 through December 31, 1996     F-6
Notes to Consolidated Financial Statements          F-7 to F-16

Financial Statements for Maine Hydro Projects
Financial Statements for Maine Biomass Projects*

*To be filed by amendment.

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     The financial statements are presented in accordance with generally accepted accounting principles for operating companies, using consolidation and equity method accounting principles. This differs from the basis used by three prior independent power programs sponsored by the Managing Shareholder, which present the Trust's investments in Projects on the estimated fair value method rather than the consolidation and equity accounting method.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Neither the Trust nor the Managing Shareholder has had an independent accountant resign or decline to continue providing services since their respective inceptions and neither has dismissed an independent accountant during that period. During that period of time no new independent accountant has been engaged by the Trust or the Managing Shareholder, and the Managing Shareholder's current accountants, PricewaterhouseCoopers LLP, have been engaged by the Trust.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a)  General.

     As Managing Shareholder of the Trust, Ridgewood Power Corporation has direct and exclusive discretion in management and control of the affairs of the Trust (subject to the general supervision and review of the Independent Trustees and the Managing Shareholder acting together as the Board of the Trust). The Managing Shareholder will be entitled to resign as Managing Shareholder of the Trust only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder) or (ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

     Ridgewood Holding, which was incorporated in April 1992, is the Corporate Trustee of the Trust.

(b)  Managing Shareholder.

     Ridgewood Power Corporation was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships which are organized to participate in the development, construction and ownership of Independent Power Projects. It organized the Trust and is its managing shareholder.

     Robert E. Swanson has been the President, sole director and sole stockholder of the Managing Shareholder since its inception in February 1991. The Managing Shareholder has also organized Ridgewood Electric Power Trust I ("Ridgewood Power I"), Ridgewood Electric Power Trust II ("Ridgewood Power II"), Ridgewood Electric Power Trust III ("Ridgewood Power III"), Ridgewood Electric Power Trust IV ("Ridgewood Power IV") and The Ridgewood Power Growth Fund (the "Growth Fund") as Delaware business trusts to participate in the independent power industry. Ridgewood Power Corporation is also their managing shareholder. The business objectives of these five trusts are similar to those of the Trust.

     A number of other companies are affiliates of Mr. Swanson and the Managing Shareholder. Each of these is a corporation that is wholly-owned by Mr. Swanson. The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust over the last 17 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities Corporation ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the six trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Capital, organized in 1998, which assists in offerings made by the Managing Shareholder and which is the sponsor of two privately offered venture capital funds (Ridgewood Capital
Venture   Partners,   LLC  and   Ridgewood   Institutional   Venture   Partners,
LLC),Ridgewood Power VI Corporation ("Power VI Corp."), which is a managing shareholder of the Growth Fund, and RPMCo.

     Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

     Robert E. Swanson, age 52, has also served as President of the Trust since its inception in November 1992 and as President of RPMCo, Ridgewood Power I, Ridgewood Power II, Ridgewood Power III, Ridgewood Power V and the Growth Fund, since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC. In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

     Robert L. Gold, age 40, has served as Executive Vice President of the Managing Shareholder, RPMCo, Ridgewood Power I, the Trust, Ridgewood Power II, Ridgewood Power III, Ridgewood Power V and the Growth Fund since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

     Thomas R. Brown, age 44, joined the Managing Shareholder in November 1994 as Senior Vice President and holds the same position with the Trust, RPMCo and each of the other trusts sponsored by the Managing Shareholder. He became Chief Operating Officer of the Managing Shareholder, RPMCo and the Ridgewood Power I through V trusts in October 1996, and is the Chief Operating Officer of the Growth Fund. He is also Senior Vice President of Ridgewood Capital and of the two venture capital funds it manages. Mr. Brown has over 20 years' experience in the development and operation of power and industrial projects. From 1992 until joining the Managing Shareholder he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Brown was Project Manager for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed power plant. Between 1990 and 1992 Mr. Brown was Deputy Project Manager at Inter-Power of Pennsylvania, where he successfully developed a 106 megawatt coal fired facility. Between 1982 and 1990 Mr. Brown was employed by Pennsylvania Electric Company, an integrated utility, as a Senior Thermal Performance Engineer. Prior to that, Mr. Brown was an Engineer with Bethlehem Steel Corporation. He has an Bachelor of Science degree in Mechanical Engineering from Pennsylvania State University and an MBA in Finance from the University of Pennsylvania. Mr. Brown satisfied all requirements to earn the Professional Engineer designation in 1985.

     Martin V. Quinn, age 51, assumed the duties of Chief Financial Officer of the Managing Shareholder, the Trust, the prior four trusts organized by the Managing Shareholder and RPMCo in November 1996 under a consulting arrangement. He became a full-time officer of the Managing Shareholder and RPMCo in April 1997 and is now also Chief Financial Officer of the Growth Fund. He is also the Chief Financial Officer of Ridgewood Capital and of Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC.

     Mr. Quinn has 30 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly-traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President- Controller and Chief Accounting Officer for his last six years and Vice President-Corporate Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of Price Waterhouse, and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

     Mary Lou Olin, age 46, has served as Vice President of the Managing Shareholder, RPMCo, Ridgewood Capital, the Trust, Ridgewood Power I, Ridgewood Power II, Ridgewood Power III, Ridgewood Power V and the Growth Fund since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

 (c)  Management Agreement.

     The Trust has entered into a Management Agreement with the Managing Shareholder detailing how the Managing Shareholder will render management, administrative and investment advisory services to the Trust. Specifically, the Managing Shareholder will perform (or arrange for the performance of) the management and administrative services required for the operation of the Trust. Among other services, it will administer the accounts and handle relations with the Investors, provide the Trust with office space, equipment and facilities and other services necessary for its operation and conduct the Trust's relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required. The Managing Shareholder will also be responsible for making investment and divestment decisions, subject to the provisions of the Declaration.

     The Managing Shareholder will be obligated to pay the compensation of the personnel and all administrative and service expenses necessary to perform the foregoing obligations. The Trust will pay all other expenses of the Trust, including transaction expenses, valuation costs, expenses of preparing and printing periodic reports for Investors and the Commission, postage for Trust mailings, Commission fees, interest, taxes, legal, accounting and consulting fees, litigation expenses and other expenses properly payable by the Trust. The Trust will reimburse the Managing Shareholder for all such Trust expenses paid by it.

     As compensation for the Managing Shareholder's performance under the Management Agreement, the Trust is obligated to pay the Managing Shareholder an annual management fee described below at Item 13 -- Certain Relationships and Related Transactions.

     The Board of the Trust (including both initial Independent Trustees) have approved the initial Management Agreement and its renewals. Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement will remain in effect until January 4, 2000 and year to year thereafter as long as it is approved at least annually by (i) either the Board of the Trust or a majority in interest of the Investors and (ii) a majority of the Independent Trustees. The agreement is subject to termination at any time on 60 days' prior notice by the Board, a majority in interest of the Investors or the Managing Shareholder. The agreement is subject to amendment by the parties with the approval of (i) either the Board or a majority in interest of the Investors and
(ii) a majority of the Independent Trustees.

(d) Executive Officers of the Trust.

     Pursuant to the Declaration, the Managing Shareholder has appointed officers of the Trust to act on behalf of the Trust and sign documents on behalf of the Trust as authorized by the Managing Shareholder. Mr. Swanson has been named the President of the Trust and the other executive officers of the Trust are identical to those of the Managing Shareholder.

     The officers have the duties and powers usually applicable to similar officers of a Delaware business corporation in carrying out Trust business. Officers act under the supervision and control of the Managing Shareholder, which is entitled to remove any officer at any time. Unless otherwise specified by the Managing Shareholder, the President of the Trust has full power to act on behalf of the Trust. The Managing Shareholder expects that most actions taken in the name of the Trust will be taken by Mr. Swanson and the other principal officers in their capacities as officers of the Trust under the direction of the Managing Shareholder rather than as officers of the Managing Shareholder.

(e)  The Independent Panel Members.

     The Declaration provides for an Independent Review Panel (the "Panel"), with responsibility for independently reviewing and approving material transactions ("Ridgewood Program Transactions") between the Trust and any other investment programs sponsored by the Managing Shareholder or its Affiliates ("Ridgewood Programs").

     All Ridgewood Program Transactions (which include material transactions between the Trust or entities in which the Trust invests, on the one hand, and other Ridgewood Programs or entities in which they invest or have control, on the other), must be approved by a majority of the Panel Members (if there are only two Panel Members, both must approve) or by a Majority of the Investors. In reviewing and approving a Ridgewood Program Transaction, the Panel Members are be guided by the provisions of Delaware law regarding the responsibilities of directors of a business corporation who pass upon a transaction with an affiliated corporation. In so doing, the Panel Members are subject to duties of loyalty to the Trust and its Investors and care in reviewing the transaction, and are obligated to consider the entire fairness of the transaction to the
Trust. There is no requirement, however, that the Trust participate in the transaction on identical terms with the other Ridgewood Programs. The Declaration specifies, in addition, that the Panel Members will be entitled to the benefits of the "business judgment rule" of Delaware law, which exonerates directors for their negligence or mistaken decisions in the absence of bad faith or clear conflicts of interest.

     The Independent Review Panel provisions were included in the Declaration in recognition that the Trust's investment program anticipates significant co-investment by the Trust in Projects in which other Ridgewood Programs will invest. In particular, the investment in the Maine Hydro Projects involved a $7 million co-investment with Ridgewood Power IV and the investment in the Maine Biomass Projects also involved a $7 million co-investment with Ridgewood Power
IV. The Managing Shareholder intends to have the Venture Funds co-invest in Quantum and in MetaSound and it is possible that future projects might involve co-investment with the Growth Fund or the Venture Fund. The Managing Shareholder concluded that given the potential conflicts of interest and the additional complexities and responsibilities that characterize co-investment decisions, the Trust should create a mechanism for independent review and approval of co-investments.

     The Managing Shareholder has designated the initial Panel of two Panel Members. All incumbent Panel Members must consent for the Panel to take action. A majority of the Managing Shareholder and the incumbent Panel Members, acting together, may authorize an increase to no more than eight Panel Members (or a decrease to not fewer than two) and may fill vacancies on the Panel within 180 days. If there is no incumbent Panel Member, however, vacancies must be filled by the Managing Shareholder with the approval of a Majority of the Investors. A Panel Member may not be an Affiliate of the Trust and may not be an investment advisor or underwriter for the Trust, a person beneficially owning five percent or more of the Investor Shares, an entity in which the Trust beneficially owns five percent or more of the outstanding equity securities, an agent or employee of the Trust or its subsidiaries, a member of the immediate family of any individual described above, or a person who served at any time after the beginning of the second-to-last full calendar year as legal counsel to the Trust or the Managing Shareholder, or a partner, principal or employee of that legal counsel.

     The Panel is not required to review other transactions that might involve the Managing Shareholder or its Affiliates and the Trust, such as the Management Agreement or temporary advances of funds by the Managing Shareholder to the Trust. The Managing Shareholder, in its sole discretion, may refer such other transactions to the Panel for advice, and the Panel, in its sole discretion, may elect to review and report to the Managing Shareholder on the referred transaction, or to decline to review it. Neither the Managing Shareholder nor the Panel Members shall incur liability to the Trust or any Shareholder by their decisions to refer or not to refer, or to review or not to review, any transaction that is not a Ridgewood Program Transaction.

     The Panel Members are not trustees of the Trust, have no general fiduciary responsibility for the Trust's investments or operations, and have no continuing oversight responsibilities for the Trust. The Panel meets only on the call of the Managing Shareholder. Panel Members may resign and may be removed either for cause by action of at least two-thirds of the remaining Panel Members or for any reason by action of the holders of at least two-thirds of the Investor Shares.

     Compensation of the Panel Members is set in the Declaration at $5,000 per year, plus out-of-pocket expenses incurred.. If the Managing Shareholder certifies in the Trust's records that there is no reasonable probability that the Trust will engage in further Ridgewood Program Transactions, the Panel will be suspended and will take no further action. During that period, the Panel Members' compensation will cease. A suspended Panel may be reinstated by the Managing Shareholder at any time.

     The current Panel Members are Ralph O. Hellmold and Jonathan C. Kaledin, who also serve as independent trustees of two Prior Programs, Ridgewood Power II and Ridgewood Power III. Both are independent power programs sponsored by The Managing Shareholder. Independent panel members must approve transactions between their program and the Managing Shareholder or companies affiliated with the Managing Shareholder, but have no other responsibilities. Neither Mr. Hellmold nor Mr. Kaledin is otherwise affiliated with the Trust, any of the Trust's officers or agents, the Managing Shareholder, any other Trustee, any affiliates of the Managing Shareholder and any other Trustees, or any director, officer or agent of any of the foregoing.

     Ralph O. Hellmold, age 58, is founder, sole shareholder and President of Hellmold Associates, Inc., an investment banking firm and investment adviser specializing in working with troubled companies or their creditors to raise capital, divest businesses and restructure liabilities, whether in or outside bankruptcy. Other financial advisory services provided by Hellmold Associates, Inc. include mergers and acquisitions advice, valuations, fairness opinions and expert witness testimony. In addition to working with troubled companies or their creditors, Hellmold Associates, Inc. also acts as general partner of funds which invest in the securities of financially distressed companies.

     From 1987 to 1990, when he formed Hellmold Associates, Inc., Mr. Hellmold was a Managing Director at Prudential-Bache Capital Funding, where he served as co-head of the Corporate Finance Group, co-head of the Investment Banking Committee and head of the Financial Restructuring Group. From 1974 to 1987, Mr. Hellmold was a partner at Lehman Brothers and its successors, where he worked in the General Corporate Finance Group and co-founded the Financial Restructuring Group. Prior thereto, he was a research analyst at Lehman Brothers and at Francis I. du Pont & Company. He received his undergraduate degree magna cum laude from Harvard College and an M.I.A. from Columbia University. He is a Chartered Financial Analyst and a member of the New York Society of Security Analysts. Mr. Hellmold is the holder of one-half share in each of Ridgewood Power I and Ridgewood Power III, a shareholder of one-half Share in the Trust and a limited partner or shareholder in numerous limited partnerships and a business trust sponsored by Ridgewood Energy to invest in oil and gas development and related businesses. Mr. Hellmold is a director of Core Materials Corporation, Columbus, Ohio and of International Aircraft Investors, Torrance, California.

     Jonathan C. Kaledin, age 41, has been New York Regional Counsel of The Nature Conservancy, the international land conservation organization, since September 1995. From 1990 to June 1995, he was the Executive Director of the National Water Funding Council ("NWFC"), an advocacy and public affairs organization representing municipalities, businesses, financial institutions and others on the financial aspects of clean water infrastructure projects required by the federal Clean Water Act and the federal Safe Drinking Water Act.. Prior to running the NWFC, Mr. Kaledin practiced law in both the private and public sectors, specializing in environmental and real estate matters. Mr. Kaledin received his undergraduate degree magna cum laude from Harvard College and a law degree from New York University.

(f)  Corporate Trustee

     The Corporate Trustee of the Trust is Ridgewood Holding. Legal title to Trust property is now and in the future will be in the name of the Trust, if possible, or Ridgewood Holding as trustee. Ridgewood Holding is also a trustee of Ridgewood Power I, Ridgewood Power II, Ridgewood Power III, Ridgewood Power IV, the Growth Fund and of an oil and gas business trust sponsored by Ridgewood Energy and is expected to be a trustee of other similar entities that may be organized by the Managing Shareholder and Ridgewood Energy. The President, sole director and sole stockholder of Ridgewood Holding is Robert E. Swanson; its other executive officers are identical to those of the Managing Shareholder. The principal office of Ridgewood Holding is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

(g)  Section 16(a) Beneficial Ownership Reporting Compliance

     Mr. Swanson, Mr. Gold, Mr. Quinn, Ms. Olin and Mr. Brown filed Forms 3 after their due dates, as the result of an oversight by the Managing Shareholder's staff. No other reports were required, to the knowledge of the Managing Shareholder.

(h)  RPMCo.

     As discussed above at Item 1 - Business, RPMCo assumed day-to-day management responsibility for the Maine Biomass Projects in March 1999. Like the Managing Shareholder, RPMCo is wholly owned by Robert E. Swanson. It will enter into an "Operation Agreement" with Indeck Maine Energy, LLC under which RPMCo, under the supervision of the Managing Shareholder, will provide the management, purchasing, engineering, planning and administrative services for the Providence Project. RPMCo will charge the Trust at its cost for these services and for the Trust's allocable amount of certain overhead items. RPMCo shares space and facilities with the Managing Shareholder and its affiliates. To the extent that common expenses can be reasonably allocated to RPMCo, the Managing Shareholder may, but is not required to, charge RPMCo at cost for the allocated amounts and such allocated amounts will be borne by the Trust and other programs. Common expenses that are not so allocated will be borne by the Managing Shareholder.

     Initially, the Managing Shareholder does not anticipate charging RPMCo for the full amount of rent, utility supplies and office expenses allocable to RPMCo. As a result, both initially and on an ongoing basis the Managing
Shareholder believes that RPMCo's charges for its services to the Trust are likely to be materially less than its economic costs and the costs of engaging comparable third persons as managers. RPMCo will not receive any compensation in excess of its costs.

     Allocations of costs will be made either on the basis of identifiable direct costs, time records or in proportion to each program's investments in Projects managed by RPMCo; and allocations will be made in a manner consistent with generally accepted accounting principles.

     RPMCo will not provide any services related to the administration of the Trust, such as investment, accounting, tax, investor communication or regulatory services, nor will it participate in identifying, acquiring or disposing of Projects. RPMCo will not have the power to act in the Trust's name or to bind the Trust, which will be exercised by the Managing Shareholder or the Trust's officers.

     The Operation Agreement does not have a fixed term and is terminable by RPMCo, by the Managing Shareholder or by vote of a majority in interest of Investors, on 60 days' prior notice. The Operation Agreement may be amended by agreement of the Managing Shareholder and RPMCo; however, no amendment that materially increases the obligations of the Trust or that materially decreases the obligations of RPMCo shall become effective until at least 45 days after notice of the amendment, together with the text thereof, has been given to all Investors.

     The executive officers of RPMCo are Mr. Swanson (President), Mr. Gold (Executive Vice President), Mr. Brown (Senior Vice
President and Chief Operating Officer), Mr. Quinn (Senior Vice President and Chief Financial Officer) and Ms. Olin (Vice President.
Douglas V. Liebschner, Vice President - Operations, is a key employee.

     Douglas V. Liebschner, age 51, joined RPMCo in June 1996 as Vice President of Operations. He has over 27 years of experience in the operation and maintenance of power plants. From 1992 until joining RPMCo, he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Liebschner was Operations Supervisor for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed ("CFB") power plant. Between 1989 and 1992, he supervised operations of a waste to energy plant in Poughkeepsie, N.Y. and an anthracite-waste-coal-burning CFB in Frackville, Pa. From 1969 to 1989, Mr. Liebschner served in the U.S. Navy, retiring with the rank of Lieutenant Commander. While in the Navy, he served mainly in billets dealing with the operation, maintenance and repair of ship propulsion plants, twice serving as Chief Engineer on board U.S. Navy combatant ships. He has a Bachelor of Science degree from the U.S. Naval Academy, Annapolis, Md.

Item 11.  Executive Compensation.

     The Trust reimburses RPMCo at cost for services provided by RPMCo's employees and reimburses the Managing Shareholder at allocated cost for services outside the scope of the Management Agreement; no such reimbursement per employee exceeded $60,000 in 1997 or 1998. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 Certain Relationships and Related Transactions.

     As compensation for services rendered to the Trust, pursuant to the Declaration, each Independent Panel Member is entitled to be paid by the Trust the sum of $5,000 annually and to be reimbursed for all reasonable out-of-pocket expenses relating to attendance at Board meetings or otherwise performing his duties to the Trust. Accordingly in August 1996, January 1997 and following years the Trust paid each Independent Panel Member $5,000 for his services. The Independent Panel Members and the Managing Shareholder are entitled to review the compensation payable to the Independent Panel Members annually and increase or decrease it as they see reasonable. The consent of a majority of the Panel Members and the consent of the Managing Shareholder is necessary for a change in compensation. The Trust is not entitled to pay the Independent Panel Members compensation for consulting services rendered to the Trust outside the scope of their duties to the Trust without similar approval.

     Ridgewood Holding, the Corporate Trustee of the Trust, is not entitled to compensation for serving in such capacity, but is entitled to be reimbursed for Trust expenses incurred by it which are properly reimbursable under the Declaration.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The Managing Shareholder purchased for cash one full Investor Share. By virtue of its purchase of Investor Shares, the Managing Shareholder is entitled to the same ratable interest in the Trust as all other purchasers of Investor Shares. No other Trustees or executive officers of the Trust acquired Investor Shares in the Trust's offering. No person beneficially owns 5% or more of the Investor Shares.

     The Managing Shareholder was issued one Management Share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder (excluding its interest in the Trust attributable to Investor Shares it acquired in the offering). The management rights of the Managing Shareholder are described in further detail above at Item 1 - Business and below in Item 10. Directors and Executive Officers of the Registrant. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust's net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13 -- Certain Relationships and Related Transactions.

Item 13.  Certain Relationships and Related Transactions.

     The Declaration provides that cash flow of the Trust, less reasonable reserves which the Trust deems necessary to cover anticipated Trust expenses, is to be distributed to the Shareholders from time to time as the Trust deems appropriate. The allocation of distributions between the Investors and the Managing Shareholder is described at Item 11(a) - Description of Registrant's Securities to be Registered - Distribution and Dissolution Rights.

     The Trust made distributions to the Managing Shareholder (which is a member of the Board of the Trust) and Investors in 1997 and 1998 as stated at Item 5 Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters. The Trust paid fees to the Managing Shareholder and its affiliates as follows:

Fee                    Paid to          1998         1997         1996

Investment fee        Managing
                      Shareholder   $   337,158   $1,145,212  $ 333,346
Placement agent fee   Ridgewood
 and sales commis-    Securities
 sions                Corporation       277,008      572,606    166,673
Organizational,       Managing
 distribution and     Shareholder
 offering fee                         1,448,944    3,435,636  1,000,038
Management fee        Managing
                      Shareholder     1,606,269            0          0
Due diligence         Managing
 expenses             Shareholder       830,823      603,639      4,500
Reimbur-              Managing
 sements              Shareholder       793,654      392,752          0

     The investment fee equaled 2% of the proceeds of the offering of Investor Shares and was payable for the Managing Shareholder's services in investigating and evaluating investment opportunities and effecting investment transactions. The placement agent fee (1% of the offering proceeds) and sales commissions were also paid from proceeds of the offering, as was the organizational, distribution and offering fee (5% of offering proceeds) for legal, accounting, consulting, filing, printing, distribution, selling, closing and organization costs of the offering.

     In addition to the foregoing, the Trust reimbursed the Managing Shareholder and RPMCo at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and for certain expenses related to management of Projects.

     Other  information in response to this item is reported in response to Item
12. Executive Compensation, which information is incorporated by reference into this Item 13.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

 (b) Reports on Form 8-K.

     No Form 8-K was filed with the Commission by the Registrant during the quarter ending December 31, 1998.

 (c)  Exhibits

     3.A.  Certificate of Trust of the Registrant.  Incorporated by reference to
Exhibit 3.A of the Registrant's Registration Statement on Form 10, dated April 30, 1998.

     3.B. Amended Declaration of Trust of the Registrant. Incorporated by reference to Exhibit 3.B of the Registrant's Registration Statement on Form 10, dated April 30, 1998.

     3.C.  Amendment No. 2 to Declaration of Trust. Incorporated by reference to
 Exhibit 3.C of the Registrant's Registration
Statement on Form 10, dated April 30, 1998.

         3.D. Amendment No. 3 to Declaration of Trust. Incorporated by reference to Exhibit 3.D of the Registrant's Registration
Statement on Form 10, dated April 30, 1998.

     10.A. Agreement of Merger, dated as of July 1, 1996, by and among Consolidated Hydro Maine, Inc., CHI Universal, Inc., Consolidated Hydro, Inc., Ridgewood Maine Power Partners, L.P. and Ridgewood Maine Hydro Corporation. Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Ridgewood Electric Power Trust IV (Commission File No.0-25430, CIK 0000930364) with the Commission on January 8, 1997.

     10.B. Letter, dated November 15, 1996, amending Agreement of Merger. Incorporated by reference to Exhibit 2.2 of Amendment No. 1 to the -Current Report on Form 8-K filed by Ridgewood Electric Power Trust IV (Commission File No. 0-25430, CIK 0000930364) with the Commission on January 9, 1997.

     10.C. Letter, dated December 3, 1996, amending Agreement of Merger. Incorporated by reference to Exhibit 2.3 of the Current Report on Form 8-K filed by Ridgewood Electric Power Trust IV (Commission File No.0-25430, CIK 0000930364) with the Commission on January 8, 1997.

     10.D. Operation, Maintenance and Administration Agreement, dated November 1996, by and among Ridgewood Maine Hydro Partners, L.P., CHI Operations, Inc. and Consolidated Hydro, Inc. Incorporated by reference to Exhibit 10 of the Current Report on Form 8-K filed by Ridgewood Electric Power Trust IV (Commission File No.0-25430, CIK 0000930364) with the Commission on January 8, 1997.

     10.E. Management Agreement, dated as of April 12, 1996, between the Registrant and Ridgewood Power Corporation. Page 172

     10.F. Agreement to Purchase Membership Interests, dated as of June 11, 1997, by and between Ridgewood Maine, L.L.C. and Indeck Maine Energy, L.L.C. Incorporated by reference to Exhibit 2.A. of Amendment No. 1 to Current Report on Form 8-K filed by Ridgewood Electric Power Trust IV (Commission File No.0-25430, CIK 0000930364), dated July 1, 1997.

     10.G. Amended and Restated Operating Agreement ofIndeck Maine Energy, L.L.C., dated as of June 11, 1997. Incorporated by reference to Exhibit 2.B. of Amendment No. 1 to Current Report on Form 8-K filed by Ridgewood Electric Power Trust IV (Commission File No.0-25430, CIK 0000930364) dated July 1, 1997.

     10.H.  Omitted.  No longer in force.

     10.I.  Limited Liability Company Agreement of Santee River Rubber Company,
LLC.                                    Page

The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to agreements filed as exhibits to the Commission upon request.

     21.   Subsidiaries of the Registrant               Page 187

     24.   Powers of Attorney                           Page 188

     27.   Financial Data Schedule                      Page 189

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                     Title                          Date



RIDGEWOOD ELECTRIC POWER TRUST V (Registrant)

By:/s/ Robert E. Swanson    President and Chief    April 14, 1999
Robert E. Swanson     Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson    President and Chief    April 14, 1999
       Robert E. Swanson     Executive Officer

By:/s/ Martin V. Quinn      Senior Vice President and
       Martin V. Quinn    Chief Financial Officer  April 15, 1999

By:/s/ Kathleen P. McSherry   Controller           April 15, 1999
       Kathleen P. McSherry

RIDGEWOOD POWER CORPORATION  Managing Shareholder

By:/s/ Robert E. Swanson    President              April 14, 1999
       Robert E. Swanson

                        Ridgewood Electric Power Trust V

                        Consolidated Financial Statements

                        December 31, 1998, 1997 and 1996


                                      -F1-

PricewaterhouseCoopers LLP
1301 Avenue of the Americas
New York, NY 10036

[Letterhead of PricewaterhouseCoopers LLP]



                        Report of Independent Accountants

  March 23, 1999

  To the Shareholders and Trustee of
  Ridgewood Electric Power Trust V


  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust V (the "Trust") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 and the period April 12, 1996 (commencement of share offering) through December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP
                                      -F2-

Ridgewood Electric Power Trust V
Consolidated Balance
Sheet
--------------------------------------------------------------------------------

                                                         December 31,
                                                     1998            1997
                                                 ------------    ------------
Assets:
Cash and cash equivalents ....................   $ 42,832,241    $ 40,821,582
Due from affiliates ..........................      1,165,140          14,467
Interest receivable ..........................         96,806         166,916
Other current assets .........................        165,683             254
                                                 ------------    ------------

         Total current assets ................     44,259,870      41,003,219

Investments:
    Maine Hydro Projects .....................      6,217,289       6,694,826
    Maine Biomass Projects ...................      6,306,817       6,617,862
    MetaSound Systems ........................      2,447,413            --
    Quantum Conveyor .........................      3,096,170            --
    Santee River Rubber ......................      9,007,968            --

Deferred due diligence costs .................        399,498         154,018
                                                 ------------    ------------

         Total assets ........................   $ 71,735,025    $ 54,469,925
                                                 ------------    ------------

Liabilities and shareholders' equity:

Liabilities:
Accounts payable and accrued expenses ........   $    194,531    $  1,101,285
Due to affiliates ............................        593,582         322,522
                                                 ------------    ------------

         Total current liabilities ...........        788,113       1,423,807
                                                 ------------    ------------

Minority interest ............................      1,730,174            --

Commitments and contingencies

Shareholders' equity:
    Shareholders' equity (950 and 762.8
       shares issued and outstanding
       at December 31, 1998 and 1997) ........     69,315,887      53,077,526
    Managing shareholder's accumulated deficit        (99,149)        (31,408)
                                                 ------------    ------------
         Total shareholders' equity ..........     69,216,738      53,046,118
                                                 ------------    ------------

         Total liabilities and shareholders'
           equity ............................   $ 71,735,025    $ 54,469,925
                                                 ------------    ------------









        See accompanying notes to the consolidated financial statements.
                                      -F3-

Ridgewood Electric Power Trust V
Consolidated Statement of Operations
--------------------------------------------------------------------------------


                                                               Commencement
                                                              of Share Offering
                                For the Year    For the Year  (April 12, 1996)
                               Ended December  Ended December Through December
                                  31, 1998       31, 1997       31, 1996
                                 -----------    -----------    -----------

Revenue:
Interest income ..............   $ 2,767,348    $ 1,003,276    $   158,236
Equity interest in income
  (loss) of:
    Maine Hydro Projects .....       657,989        521,710         99,224
    Maine Biomass Projects ...      (694,321)      (680,109)          --
    MetaSound Systems ........       (61,227)          --             --
    Quantum Conveyor .........       (12,191)          --             --
    Santee River Rubber ......       363,351           --             --
                                 -----------    -----------    -----------

Total revenue ................     3,020,949        844,877        257,460
                                 -----------    -----------    -----------

Expenses:
Investment fee ...............       337,158      1,145,212        333,346
Project due diligence costs ..       830,823        603,639          4,500
Management fees ..............     1,606,269           --             --
Allocated management costs ...       793,654        392,752           --
Accounting and legal fees ....        59,719         30,130         31,356
Purchased research and
  development ................     1,969,951           --             --
Other expenses ...............        40,342         18,297          2,633
                                 -----------    -----------    -----------

Total expenses ...............     5,637,916      2,190,030        371,835
                                 -----------    -----------    -----------

Loss from operations .........    (2,616,967)    (1,345,153)      (114,375)

Minority interest in income of
    consolidated subsidiaries         26,695           --             --
                                 -----------    -----------    -----------

Net loss .....................   $(2,643,662)   $(1,345,153)   $  (114,375)
                                 -----------    -----------    -----------















        See accompanying notes to the consolidated financial statements.

                                      -F4-

Ridgewood Electric Power Trust V
Consolidated Statement of Changes In Shareholders' Equity
For The Years Ended December 31, 1998 and 1997 and The Period April 12, 1996
To December 31, 1996
--------------------------------------------------------------------------------

                                                    Managing
                                 Shareholders     Shareholder        Total
                                 ------------    ------------    ------------

Initial capital contributions,
  net (181.6 shares) .........   $ 14,885,205    $       --      $ 14,885,205

Cash distributions ...........       (266,210)         (2,689)       (268,899)

Net loss for the period ......       (113,231)         (1,144)       (114,375)
                                 ------------    ------------    ------------

Shareholders' equity,
  December 31, 1996 (181.6
  shares) ....................     14,505,764          (3,833)     14,501,931

Capital contributions, net
  (581.2 shares) .............     41,301,821            --        41,301,821

Cash distributions ...........     (1,398,357)        (14,124)     (1,412,481)

Net loss for the year ........     (1,331,702)        (13,451)     (1,345,153)
                                 ------------    ------------    ------------

Shareholders' equity,
  December 31, 1997 (762.8
  shares) ....................     53,077,526         (31,408)     53,046,118

Capital contributions, net
  (187.2 shares) .............     22,944,716            --        22,944,716

Cash distributions ...........     (4,089,130)        (41,304)     (4,130,434)

Net loss for the year ........     (2,617,225)        (26,437)     (2,643,662)
                                 ------------    ------------    ------------

Shareholders' equity,
  December 31, 1998 (950
  shares) ....................   $ 69,315,887    $    (99,149)   $ 69,216,738
                                 ------------    ------------    ------------























        See accompanying notes to the consolidated financial statements.

                                      -F5-

Ridgewood Electric Power Trust V
Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                Commencement
                                                              of Share Offering
                                     For The      For The      (April 12, 1996)
                                   Year Ended     Year Ended       Through
                                  December 31,    December 31,    December 31,
                                      1998            1997             1996
                                  ------------    ------------    ------------
Cash flows from operating
 activities:
 Net loss .....................   $ (2,643,662)   $ (1,345,153)   $   (114,375)
                                  ------------    ------------    ------------
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
   Charge for purchased
    research and development ..      1,969,951            --              --
   Minority interest in income
    of subsidiary .............         26,695            --              --
   Equity interest in (income)
    loss of:
    Maine Hydro Projects ......       (657,989)       (521,710)        (99,224)
    Maine Biomass Projects ....        694,321         680,109            --
    MetaSound Systems .........         61,227            --              --
    Quantum Conveyor ..........         12,191            --              --
    Santee River Rubber .......       (363,351)           --              --
    Changes in assets and
     liabilities:
     Decrease (increase) in
      interest receivable .....         70,110        (136,916)        (30,000)
     Increase in other current
      assets ..................       (165,429)           (254)           --
     (Decrease) increase in
       accounts payable and
       accrued expenses .......       (906,754)        703,381         397,904
     (Increase) decrease in due
       to/from affiliate, net .       (879,613)        389,931         (81,876)
                                  ------------    ------------    ------------
    Total adjustments .........       (138,641)      1,114,541         186,804
                                  ------------    ------------    ------------
    Net cash (used in) provided
     by operating activities ..     (2,782,303)       (230,612)         72,429
                                  ------------    ------------    ------------
Cash flows from investing
 activities:
 Investment in Hydro Projects .           --          (265,952)     (6,814,197)
 Investment in Biomass
  Projects ....................       (383,276)     (7,297,971)           --
 Investment in MetaSound
  Systems .....................     (2,508,640)           --              --
 Investment in Quantum
  Conveyor ....................     (3,108,361)           --              --
 Investment in Santee River
  Rubber ......................     (8,984,891)           --              --
 Investment in WaterPure
  Corporation, net of cash
  acquired ....................       (266,472)           --              --
 Distributions from Hydro
  projects ....................      1,135,526       1,006,257            --
 Distributions from Santee
  River Rubber ................        340,274            --              --
 Deferred due diligence costs .       (245,480)         65,901        (219,919)
                                  ------------    ------------    ------------
   Net cash used in investing
    activities ................    (14,021,320)     (6,491,765)     (7,034,116)
                                  ------------    ------------    ------------
Cash flows from financing
 activities:
 Proceeds from shareholders'
  contributions ...............     25,471,126      52,580,637      17,553,004
 Selling commissions and
  offering costs paid .........     (2,526,410)    (11,278,816)     (2,667,799)
 Cash distributions to
  shareholders ................     (4,130,434)     (1,412,481)       (268,899)
                                  ------------    ------------    ------------
   Net cash provided by
    financing activities ......     18,814,282      39,889,340      14,616,306
                                  ------------    ------------    ------------
Net increase in cash and cash
 equivalents ..................      2,010,659      33,166,963       7,654,619
Cash and cash equivalents,
 beginning of period ..........     40,821,582       7,654,619            --
                                  ------------    ------------    ------------
Cash and cash equivalents,
 end of period ................   $ 42,832,241    $ 40,821,582    $  7,654,619
                                  ------------    ------------    ------------

               See accompanying notes to the financial statements.
                                      -F6-

Ridgewood Electric Power Trust V
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


1.       Organization and Purpose

         Nature of Business
         Ridgewood Electric Power Trust V (the "Trust") was formed as a Delaware business trust in March 1996, by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholder of the Trust is Ridgewood Power Corporation. The Trust began offering shares on April 12, 1996 and discontinued its offering on April 15, 1998.

         The Trust has been organized to invest primarily in independent power generation facilities, in the development of these facilities and in other projects. These independent power generation facilities will include cogeneration facilities, which produce both electricity and heat energy and other power plants that use various fuel sources (except nuclear).

2.       Summary Of Significant Accounting Policies

         Principles of consolidation and accounting for investment in power generation projects
         The consolidated financial statements include the accounts of the Trust and an affiliate owned more than 50%. All material intercompany transactions have been eliminated.

         The Trust uses the equity method of accounting for its investments in affiliates in which the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliate but does not control the affiliate. The Trust's share of the earnings of the affiliates is included in the consolidated results of operations.

         Use of estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

         Cash and cash equivalents
         The Trust considers all highly liquid investments with maturities when purchased of three months or less to be cash and cash equivalents.

         Income taxes
         No provision is made for income taxes in the accompanying financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trust.

         Offering costs
         Costs associated with offering Trust shares (selling commissions, distribution and offering costs) are reflected as a reduction of the shareholders' capital contributions.

         Due diligence costs relating to potential power projects
         Costs relating to the due diligence performed on potential project investments are initially deferred, until such time as the Trust determines whether or not it will make an investment in the respective project. Costs relating to completed projects are capitalized and costs relating to rejected projects are expensed at the time of rejection.

         Subscriptions receivable
         Capital contributions are recorded upon receipt of the appropriate subscription documents. Subscriptions receivable from shareholders are reflected as a reduction of shareholders' equity.
                                     -F7-

At December 31, 1998
         and 1997, the Trust has subscriptions receivable of $113,500 and $8,604,653, respectively.


3.       Investments

         The Trust has the following investments:

                                                  Investment at December 31,
                                                   -------------------------
            Project Name        Accounting Method     1998           1997
           ----------------------   -------------   -----------   -----------

          Maine Hydro Projects .   Equity Method   $ 6,217,289   $ 6,694,826
          Maine Biomass Projects   Equity Method     6,306,817     6,617,862
          MetaSound Systems ....   Equity Method     2,447,413          --
          Quantum Conveyor .....   Equity Method     3,096,170          --
          Santee River Rubber ..   Equity Method     9,007,968          --
          WaterPure Corporation    Consolidation     2,031,073          --
                                                   -----------   -----------
                                                   $29,106,730   $13,312,688
                                                  -----------   -----------

         Maine Hydro Projects
         On September 5, 1996, Ridgewood Maine Hydro Partners, L.P. was formed as a Delaware limited partnership ("Ridgewood Hydro L.P."). The Trust made investments totaling $6,748,256 and owns a 50% limited partnership interest in Ridgewood Hydro L.P. In addition, Ridgewood Maine Hydro Corporation was formed as a Delaware corporation ("RMHCorp."). The Trust invested $65,941 and owns 50% of the outstanding common stock of RMHCorp., which is the sole general partner of Ridgewood Hydro L.P.

         On December 23, 1996, in a merger transaction, Ridgewood Hydro L.P. acquired 14 hydroelectric projects, located in Maine (the "Maine Hydro Projects"), from a subsidiary of Consolidated Hydro, Inc. The assets acquired include a total of 11.3 megawatts of electrical generating capacity. The electricity generated is sold to Central Maine Power Company and Bangor Hydro Company under long-term contracts. The purchase price was $13,628,395 cash, including transaction costs. In addition, Ridgewood Hydro L.P. assumed a long-term lease obligation of $1,004,679. The Trust's 50% share of the cash consideration paid was $6,814,198. The remaining 50% was paid by Ridgewood Electric Power
         Trust IV ("Trust IV"). Ridgewood Power Corporation is the managing partner of the Trust and Trust IV.

         The Trust's 50% investment in the Maine Hydro Projects is accounted for under the equity method of accounting. The Trust's equity in the earnings of the Maine Hydro Projects has been included in the financial statements since December 23, 1996.

         The Maine Hydro Projects are operated by a subsidiary of Consolidated Hydro, Inc., under an Operation, Maintenance and Administrative Agreement. The annual operator's fee is $307,500, adjusted for inflation, plus an annual incentive fee equal to 50% of the net cash flow in excess of a target amount. The Maine Hydro Projects recorded $429,714, $429,430 and $3,070 of expense under this arrangement during the periods ended December 31, 1998, 1997 and 1996, respectively. The agreement has a five-year term and can be renewed for two additional five-year terms by mutual consent.
                                      -F8-

         Summarized financial information for the Maine Hydro Projects is as follows:

         Balance Sheet Information

                                      December 31, 1998   December 31, 1997
                                            -----------   -----------

            Current assets ..............   $ 1,346,077   $ 1,757,908
            Electric power sales contract    11,165,469    12,225,765
            Other non-current assets ....     1,057,892       634,952
                                            -----------   -----------
            Total assets ................   $13,569,438   $14,618,625
                                            -----------   -----------

            Current liabilities: ........   $   438,443   $   291,911
            Non-current liabilities .....       696,418       937,062
            Partners' equity ............    12,434,577    13,389,652
                                            -----------   -----------
            Total liabilities and equity    $13,569,438   $14,618,625
                                            -----------   -----------

         Statement of Operations Information

                                                                 For the Period
                                                                   December 23,
                                       For the      For the       1996 (date of
                                     Year Ended   Year Ended      acquisition)
                                    December 31,  December 31,  to December 31,
                                        1998          1997            1996
                                     -----------   -----------    -----------
         Revenue .................   $ 4,511,361   $ 4,113,065    $   192,152
         Total expenses ..........     3,217,846     2,952,589         50,340
         Interest income (expense)        22,464      (117,056)        56,635
                                     -----------   -----------    -----------
         Net income ..............   $ 1,315,979   $ 1,043,420    $   198,447
                                     -----------   -----------    -----------

         The Maine Hydro Projects qualify as small power production facilities under the Public Utility Regulatory Policies Act ("PURPA"). PURPA requires that each electric utility company operating at the location of a small power production facility, as defined, purchase the electricity generated by such facility at a specified or negotiated price. The Maine Hydro Projects sell substantially all of their electrical output to two public utility companies, Central Maine Power Company ("CMP") and Bangor Hydro-Electric Company ("BHC"), under long-term power purchase agreements. Eleven of the twelve power purchase agreements with CMP expire in December 2008 and are renewable for an additional five-year period. The twelfth power purchase agreement with CMP expires in December 2007 with CMP having the option to extend the contract three more five-year periods. The two power purchase agreements with BHC expire December 2014 and February 2017.

         Maine Biomass Projects
         On July 1, 1997, through a subsidiary, the Trust purchased a preferred membership interest in Indeck Maine Energy, L.L.C. ("Maine Biomass Projects"), which owns two electric power generating stations fueled by waste wood. The aggregate purchase price was $7,297,971 and includes transaction costs of $297,971. Each project has 24.5 megawatts of electrical generating capacity. The Penobscot project is located in West Enfield, Maine and the Eastport project is located in Jonesboro, Maine. The Maine Biomass Projects had a power sales contract with the New England Power Pool, which expired on August 31, 1997. The facilities were shut down in September 1997 and were reactivated in November 1997 to sell capacity and energy to Bangor Hydro-Electric Company, a local utility ("BHC") on a month-to-month basis. The facilities were again shut down in January 1998. The facilities currently sell installed capacity and are periodically restarted for testing. The cost of maintaining the idled facilities in good condition is approximately $100,000 per month.
                                      -F9-

         The preferred membership interest entitles the Trust to receive an 18% cumulative annual return on its $7,000,000 capital contribution to the Maine Biomass Projects from the operating net cash flow from the projects. Trust IV also purchased an identical preferred membership interest in Indeck Maine. After payments in full to the preferred membership interests, up to $2,520,000 of any remaining operating net cash flow during the year is paid to the other Maine Biomass Project members. Any remaining operating net cash flow is payable 25% to the Trust and Trust IV and 75% to the other Maine Biomass Project members.

         In 1998, the Trust loaned $375,000 to the Maine Biomass Projects ("Maine Biomass Projects"). The loan is in the form of three demand notes that bear interest at 5% per annum. Trust IV, which owns an identical preferred membership interest in the Maine Biomass Projects, also made identical loans to the Maine Biomass Projects. The other Maine Biomass Project members also loaned $750,000 to the Maine Biomass Projects with the same terms.

         The Trust's investment in the Maine Biomass Projects is accounted for under the equity method of accounting. The Trust's equity in the loss of the Maine Hydro Projects has been included in the financial statements since July 1, 1997.

         The Penobscot and Eastport projects were operated by Indeck Operations, Inc., an affiliate of the members of Indeck Maine. The annual operator's fee is $300,000, of which $200,00 is payable contingent upon the Trusts receiving their cumulative annual return. The management agreement had a term of one year and automatically continued for successive one year terms, unless canceled by either the Maine Biomass Projects or Indeck Operations, Inc. The Maine Biomass Projects exercised their right to terminate the contract of March 1, 1999 because certain preferred membership interest payments have not been made. Under an Operating Agreement with the Trust, Ridgewood Power Management Corporation ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, will provide management, purchasing, engineering, planning and administrative services to the Maine Biomass Projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects

         Summarized financial information for the Maine Biomass Projects is as follows:

         Balance Sheet Information

                                      December 31, 1998   December 31, 1997
                                             ----------   ----------

              Current assets: ............   $  668,228   $  861,677
              Other non-current assets ...    3,339,584    3,524,356
                                             ----------   ----------
              Total assets ...............   $4,007,812   $4,386,033
                                             ----------   ----------

              Current liabilities: .......   $1,952,062   $  912,683
              Members' equity ............    2,055,750    3,473,350
                                             ----------   ----------
              Total liabilities and equity   $4,007,812   $4,386,033
                                             ----------   ----------
                                     -F10-

         Statement of Operations Information

                                               For the Period July
                           For the Year Ended  1, 1997 to December 31,
                            December 31, 1998        1997
                               -----------        -----------

              Revenue ......   $ 1,430,296        $ 2,991,793
              Total expenses     2,847,896          4,376,458
                               -----------        -----------
              Net loss .....   $(1,417,600)       $(1,384,665)
                               -----------        -----------

         MetaSound Corporation
         In December 1998, through a subsidiary, the Trust purchased an interest in MetaSound Systems, Inc. ("MetaSound Systems"), which is developing digital audio marketing systems connected to the internet. The systems are designed to provide digital quality messages, music and sound information to telephone callers on hold or in a call center queue. For an aggregate purchase price of $2,508,640, the Trust purchased 4,676,000 shares of Series C Preferred Stock, a warrant to purchase up to 4,676,000 additional shares at $.54 per share expiring on May 31, 1999 and a second warrant to purchase up to 2,000,000 additional shares at $.54 per share expiring in 2003. The Series C Preferred Stock may be converted into an equal number of shares of common stock at the Trust's option. The Series C Preferred Stock automatically converts into common stock in the event of a public offering of MetaSound Systems meeting certain requirements.

         The Trust intends to allow Ridgewood Capital Venture Partners, LLC. (the "Venture Fund"), a newly organized investment program sponsored by an affiliate of the Managing Shareholder, to invest the $2,525,040 required for the anticipated May 1999 exercise of the 4,676,000 share warrant. If that occurs, the Trust and the Venture Fund will own undivided interests in MetaSound Systems in proportion to the capital they contributed.

         Assuming that the Series C Preferred Stock is converted into common stock, the Trust would own an 18.75% interest in MetaSound Systems. If the Series C Preferred Stock is converted into common stock and the May 1999 warrants are exercised, it is expected that the Trust and the Venture Fund would own a 32% interest in MetaSound Systems.

         The Trust's investment in the MetaSound Systems is accounted for under the equity method of accounting. The Trust's equity in the loss of MetaSound Systems has been included in the financial statements since December 1,1998.

         Summarized financial information for MetaSound Systems is as follows:

         Balance Sheet Information

                                      December 31, 1998
                                        (unaudited)
                                       ----------

         Current assets .............   $2,678,000
         Other non-current assets ...       70,000
                                        ----------
         Total assets ...............   $2,748,000
                                        ----------

         Current liabilities ........   $  738,000
         Non-current liabilities ....      641,000
         Members' equity ............    1,369,000
                                        ----------
         Total liabilities and equity   $2,748,000
                                        ----------
                                     -F11-

         Statement of Operations Information

                    For the Period December
                    1, 1998 to December 31,
                           1998
                         (unaudited)
                          ---------

         Revenue ......   $  28,000
         Total expenses     257,000
                          ---------
         Net loss .....   $(229,000)
                          ---------

         Santee River Rubber
         In August 1998, the Trust and an affiliate, Trust IV, purchased preferred membership interests in Santee River Rubber Company, LLC, a newly organized South Carolina limited liability company ("Santee River Rubber"). Santee River Rubber is building a waste tire and rubber processing facility located near Charleston, South Carolina. The Trust and Trust IV purchased the interests through a limited liability company owned two-thirds by the Trust and one-third by Trust IV. The Trust's share of the purchase price was $8,979,639 and Trust IV's share of the purchase price was $4,489,820.

         Until January 2000 or until the facility begins operations, which ever occurs first, Santee River Rubber will pay the Trust and Trust IV interest at 12% per year on $11,000,000 of their investments. After operations begin, the Trusts are entitled to receive all cash flow after payment of debt and other obligations until the Trusts receive a cumulative 20% return on their total investment. Thereafter, the Trusts receive 25% of any remaining cash flow available for distribution. All cash distributions and tax allocations received from Santee River Rubber are shared two-thirds by the Trust and one-third by Trust IV.

         The Trusts have the right to designate two of the five members of Santee River Rubber and have the further right to remove a third member and designate a successor in the event of certain defaults under Santee River Rubber's operating agreement. The remaining equity interest is owned by a wholly-owned subsidiary of Environmental Processing Systems, Inc. of Garden City, New York.

         At the same time as the Trusts purchased their membership interests, Santee River Rubber borrowed $16,000,000 through tax exempt revenue bonds and another $16,000,000 through taxable convertible bonds. It also obtained $4,500,000 of subordinated financing from the general contractor of the facility.

         The project has been designed to receive and process waste tires and other waste rubber products and produce fine crumb rubber of various sizes. The processing will include both ambient and cryogenic processing equipment using liquid nitrogen. Santee River Rubber anticipates that the final product will be fine crumb rubber that can be used to manufacture new tires or to replace virgin rubber in many applications.

         Santee River Rubber has entered into long-term agreements for the supply of its requirements for waste tires, electricity and liquid nitrogen. Santee River Rubber has entered into short-term (ranging from one to three years) crumb rubber sales contracts for a portion of the facility's output with Goodyear Tire & Rubber Company, Continental - General Tire, Inc., British Tire & Rubber, Inc. and Recycled Solutions for Industry, Inc. The agreements are contingent upon successful testing of the facility's output.
                                     -F12-

         The Trust's investment in the Santee River Rubber is accounted for under the equity method of accounting. The Trust's equity in the income of Santee River Rubber has been included in the financial statements since August 19, 1998.

         Summarized financial information for Santee River Rubber is as follows:

         Balance Sheet Information

                                                           December 31, 1998
                                                              (unaudited)
                                                         ----------------------

           Current assets                                          $ 1,738,422
           Construction in progress                                 18,468,255
           Other non-current assets                                 25,622,193
                                                         ----------------------
           Total assets                                           $ 45,828,870
                                                         ----------------------

           Liabilities                                            $ 33,680,000
           Members' equity                                          12,148,870
                                                         ----------------------
           Total liabilities and equity                           $ 45,828,870
                                                         ----------------------

         Statement of Operations Information

                                                              For the Period
                                                           August 19, 1998 to
                                                            December 31, 1998
                                                              (unaudited)
                                                         ----------------------

          Revenue                                                  $1,252,899
          Total expenses                                              604,029
                                                         ----------------------
          Net income                                                 $648,870
                                                         ----------------------

         Quantum Conveyor
         In September 1998, the Trust purchased a 15% membership interest in Quantum Conveyor Systems, LLC, a newly organized Delaware limited liability company ("Quantum Conveyor") through a subsidiary of the Trust. At the same time, Quantum Conveyor acquired substantially all of the assets and certain of the liabilities of Quantum Conveyor Systems, Inc. Quantum Conveyor designs, manufactures and sells modular conveyor systems used by post offices, distribution centers, warehouses, and other material handling facilities.

         At the same time as the Trust's subsidiary purchased its membership interest, it made a secured loan of $2,985,000 to Quantum Conveyor. In addition, the Trust's subsidiary had an option that expired on March 2, 1999 to purchase an additional 10% membership interest for $10,000 which was exercised by the Venture Fund in February 1999. The Trust's subsidiary extended a line of credit to loan up to an addition
         $1,990,000 to Quantum Conveyor through June 1, 2003 under the same terms as the $2,985,000 loan. The Trust intends to allow the Venture Fund to make any additional loans that are required. The Trust and the Venture Fund own the subsidiary in proportion to their capital contributions.

         The remaining membership interests of Quantum Conveyor are owned by three individuals. As part of the transaction, the president of Quantum Conveyor, who owns a membership interest, accepted a $4,000,000 promissory note in satisfaction of all indebtedness of Quantum Conveyor to him. The promissory note has the same terms as the Trust's secured loan to Quantum Conveyor.
                                     -F13-

         The secured loan and promissory note bear interest at 12% per year. From September 1998 to August 2000, no interest payments by Quantum Conveyor are required. From September 2000 to June 2003, Quantum Conveyor is required to make quarterly payments of interest only. From July 2003 to September 2008, Quantum Conveyor must make equal quarterly payments sufficient to fully repay the principal and interest due under the note by September 2008.

         The Trust's investment in Quantum Conveyor is accounted for under the equity method of accounting. The Trust's equity in the loss of Quantum Conveyor has been included in the financial statements since September 1998.

         Summarized financial information for Quantum Conveyor is as follows:

         Balance Sheet Information

                                                            December 31, 1998
                                                      -------------------------

           Current assets                                         $ 2,022,126
           Non-current assets                                       5,395,560
                                                      -------------------------
           Total assets                                           $ 7,417,686
                                                      -------------------------

           Current liabilities                                      $ 852,160
           Non-current liabilities                                  7,260,336
           Members' deficit                                          (694,810)
                                                      -------------------------
           Total liabilities and equity                           $ 7,417,686
                                                      -------------------------

         Statement of Operations Information

                                                              For the Period
                                                           August 20, 1998 to
                                                            December 31, 1998
                                                         ----------------------

          Revenue                                                  $ 437,806
          Total expenses                                           1,222,616
                                                         ----------------------
          Net loss                                                $ (784,810)
                                                         ----------------------

         WaterPure Corporation
         In August 1998, the Trust and two unrelated entities filed a revised reorganization plan for Superstill Technology, Inc ("Superstill").
         Superstill, a California company, has been a debtor in Chapter 11 bankruptcy since July 1997. The reorganization plan was approved by the bankruptcy court and Superstill's creditors in December 1998. In accordance with the reorganization plan, Ridgewood WaterPure Corporation ("WaterPure Corporation") acquired substantially all the assets of Superstill and made certain payments to satisfy the claims against Superstill. The purchase price was allocated to the assets and liabilities acquired based upon their respective fair values. Of these assets, $1,969,951 consisted of in-process research and development which has been written-off in the statement of operations in accordance with generally accepted accounting principles.

         Superstill holds various patents and intellectual property rights to an energy efficient water purification technology that it has developed. Superstill has also designed and licensed distillation and desalinization equipment of various sizes and capacities.

         The Trust made an investment of $3,500,000 in WaterPure Corporation in exchange for 5,400,000 shares of common stock representing a 54% equity interest in WaterPure Corporation. The remaining equity interest in WaterPure Corporation was issued to other creditors and license
                                     -F14-
     holders of Superstill in satisfaction of their claims and to acquire certain licensing rights. WaterPure Corporation will design, develop and commercialize water purification systems incorporating the technology acquired from Superstill.

         Summarized financial information for WaterPure Corporation, which is included in these consolidated financial statements, is as follows:

         Balance Sheet Information

                                                December 31, 1998
                                                       ----------

         Cash .......................................  $3,748,475
         Other current assets .......................      12,771
                                                       ----------
         Total assets ...............................  $3,761,246
                                                       ----------

         Shareholders' equity .......................  $3,761,246
                                                       ----------

         Statement of Operations Information

                                                       For the Period
                                                     August 31, 1998 to
                                                      December 31, 1998
                                                        -----------

         Interest income ............................   $    58,121
         Write-off purchased research and development     1,969,951
         Other expenses .............................            89
                                                        -----------
         Net loss ...................................   $(1,911,919)
                                                        -----------

5.       Line of Credit Facility

         During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank will provide a three-year committed line of credit facility of $750,000 for borrowings or letters of credit. Outstanding borrowings bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The Maine Hydro projects have outstanding standby letters of credit totaling $300,000 which are covered by the line of credit facility. At December 31, 1998 and 1997, there were no borrowings outstanding under the facility.

6.       Fair Value of Financial Instruments

         At December 31, 1998, the carrying value of the Trust's cash, receivables and accounts payable approximates their fair value.

7.       Transactions With Managing Shareholder and Affiliates

         The Trust pays to the managing shareholder a distribution and offering fee up to 6% of each capital contribution made to the Trust. This fee is intended to cover legal, accounting, consulting, filing, printing, distribution, selling and closing costs for the offering of the Trust. For the periods ended December 31, 1998, 1997 and 1996, the Trust paid fees for these services to the managing shareholder of $1,020,474, $4,562,147 and $1,082,038, respectively. These fees are recorded as a reduction in the shareholders' capital contribution.
                                     -F15-

         The Trust also pays to the managing shareholder an investment fee up to 2% of each capital contribution made to the Trust. The fee is payable to the managing shareholder for its services in investigating and evaluating investment opportunities and effecting transactions for investing the capital of the Trust. For the period ended December 31, 1998, 1997 and 1996, the Trust paid investment fees to the managing shareholder of $337,158, $1,145,212 and $333,346, respectively.

         The Trust entered into a management agreement with the managing shareholder under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder for such services, the Trust pays the managing shareholder an annual management fee equal to 2.5% of the total capital contributions to the Trust payable monthly upon the closing of the Trust which occurred in April 1998. For the year ended December 31, 1998, the Trust paid management fees of $1,606,269. In addition, the managing shareholder provides certain project management services to the Trust. The managing shareholder charges the Trust at its cost for the services and for the allocable amount of certain overhead items. For the year ended December 31, 1998 and 1997, the managing shareholder charged $793,654 and $392,752, respectively, to the Trust.

         Under the Declaration of Trust, the managing shareholder is entitled to receive each year 1% of all distributions made by the Trust (other than those derived from the disposition of Trust property) until the shareholders have been distributed each year an amount equal to 14% of their equity contribution. Thereafter, the managing shareholder is entitled to receive 20% of the distributions for the remainder of the year. The managing shareholder is entitled to receive 1% of the proceeds from dispositions of Trust properties until the shareholders have received cumulative distributions equal to their original investment ("Payout"). After Payout, the managing shareholder is entitled to receive 20% of all remaining distributions of the Trust.

         Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through December 31, 1997.

         The managing shareholder purchased one share of the Trust for $83,000 in 1996. Through December 31, 1998, commissions and placement fees of $1,016,287 were earned by Ridgewood Securities Corporation, an affiliate of the managing shareholder.
                                     -F16-

                      Ridgewood Maine Hydro Partners, L.P.

                              Financial Statements

                        December 31, 1998, 1997 and 1996

                                      -F1-

PricewaterhouseCoopers LLP
1301 Avenue of the Americas
New York, NY 10036

[Letterhead of PricewaterhouseCoopers LLP]



                        Report of Independent Accountants

March 23, 1999

To the Partners of
Ridgewood Maine Hydro Partners, L.P.


In our opinion, the accompanying balance sheets and the related statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Maine Hydro Partners, L.P. (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 and the period September 5, 1996 (date of formation) through December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP
                                      -F2-

Ridgewood Maine Hydro Partners, L.P.
Balance Sheet
--------------------------------------------------------------------------------

                                                     December 31,
                                              ----------------------------
                                                  1998           1997
                                              ------------    ------------
Assets:
Cash and cash equivalents .................   $    607,119    $    596,208
Accounts receivable, trade ................        574,022         468,651
Due from affiliates .......................         87,369         103,650
Deposits ..................................           --           500,000
Prepaid and other current assets ..........         77,567          89,399
                                              ------------    ------------
     Total current assets .................      1,346,077       1,757,908

Property, plant and equipment .............      1,089,248         336,635
Accumulated depreciation ..................        (31,356)         (1,683)
                                              ------------    ------------
     Property, plant and equipment, net ...      1,057,892         334,952
                                              ------------    ------------

Electric power sales contracts ............     13,311,374      13,311,374
Accumulated amortization ..................     (2,145,905)     (1,085,609)
                                              ------------    ------------
     Electric power sales contracts, net ..     11,165,469      12,225,765
                                              ------------    ------------

Deposits ..................................           --           300,000
                                              ------------    ------------

     Total assets .........................   $ 13,569,438    $ 14,618,625
                                              ------------    ------------

Liabilities and Partners' Equity:
Liabilities:
Accounts payable and accrued expenses .....   $    197,799    $    157,017
Current portion of
  long-term lease obligations .............        240,644         134,894
                                              ------------    ------------

     Total current liabilities ............        438,443         291,911

Non-current portion of long-term
  lease obligations .......................        696,418         937,062
                                              ------------    ------------

Commitments and contingencies

Partners' equity:
General partner ...........................        114,624         124,175
Limited partners ..........................     12,319,953      13,265,477
                                              ------------    ------------

     Total partners' equity ...............     12,434,577      13,389,652
                                              ------------    ------------

     Total liabilities and partners' equity   $ 13,569,438    $ 14,618,625
                                              ------------    ------------












                See accompanying notes to the financial statement
                                      -F3-

Ridgewood Maine Hydro Partners, L.P.
Statement of Operations
--------------------------------------------------------------------------------

                                   For
                                the Period
                                 September
                                  For the        For the        5, 1996
                                 Year Ended     Year Ended    (Inception)
                                 December       December      to December
                                 31, 1998       31, 1997        31, 1996
                                -----------    -----------    -----------

Net sales ...................   $ 4,511,361    $ 4,113,065    $   192,152
                                -----------    -----------    -----------

Operating expenses:
Depreciation and amortization     1,089,969      1,062,838         24,454
Labor .......................       592,812        549,289         11,071
Insurance ...................       194,458        246,665          5,069
Property taxes ..............       267,046        258,953          5,938
Contract management .........       429,714        429,430          3,070
Other expenses ..............       643,847        405,414            738
                                -----------    -----------    -----------
                                  3,217,846      2,952,589         50,340
                                -----------    -----------    -----------

Income from operations ......     1,293,515      1,160,476        141,812
                                -----------    -----------    -----------

Other income (expense):
Interest income .............       153,983         30,812         59,479
Interest expense ............      (131,519)      (147,868)        (2,844)
                                -----------    -----------    -----------
  Other income (expense), net        22,464       (117,056)        56,635
                                -----------    -----------    -----------

Net income ..................   $ 1,315,979    $ 1,043,420    $   198,447
                                -----------    -----------    -----------




























               See accompanying notes to the financial statements.

                                      -F4-

Ridgewood Maine Hydro Partners, L.P.
Statement of Changes in Partners' Equity
For the Years Ended December 31, 1998 and 1997 and the Period September 5, 1996 (Inception) to December 31, 1996
--------------------------------------------------------------------------------


                                 Limited           General
                                 Partners          Partner         Total
                                ------------    ------------    ------------

Initial capital contributions   $ 13,496,513    $    131,882    $ 13,628,395

Net income for the period ...        196,463           1,984         198,447
                                ------------    ------------    ------------

Partners' equity,
  December 31, 1996 .........     13,692,976         133,866      13,826,842

Additional contributions ....        531,906            --           531,906

Cash distributions ..........     (1,992,391)        (20,125)     (2,012,516)

Net income for the year .....      1,032,986          10,434       1,043,420
                                ------------    ------------    ------------

Partners' equity,
  December 31, 1997 .........     13,265,477         124,175      13,389,652

Cash distributions ..........     (2,248,343)        (22,711)     (2,271,054)

Net income for the year .....      1,302,819          13,160       1,315,979
                                ------------    ------------    ------------

Partners' equity,
  December 31, 1998 .........   $ 12,319,953    $    114,624    $ 12,434,577
                                ------------    ------------    ------------




























               See accompanying notes to the financial statements.
                                      -F5-

Ridgewood Maine Hydro Partners, L.P.
Statement of Cash Flows
--------------------------------------------------------------------------------

                                       For
                                   the Period
                                    September
                                   For the         For the         5, 1996
                                  Year Ended      Year Ended     (Inception)
                                   December        December      to December
                                   31, 1998        31, 1997        31, 1996
                                 ------------    ------------    ------------

Cash flows from operating
 activities
 Net income ..................   $  1,315,979    $  1,043,420    $    198,447
                                 ------------    ------------    ------------
 Adjustments to reconcile net
  income to net cash flows
  from operating activities
  Depreciation and
   amortization ..............      1,089,969       1,062,838          24,454
  Changes in assets and
   liabilities, net of effects
   of the Maine Hydro Projects
   purchase:
  (Increase) decrease in
    accounts receivable ......       (105,371)        529,205        (163,519)
  (Increase) decrease prepaid
   and other current assets ..         11,832         (41,722)         (9,154)
  Decrease (increase) in due
   to/from affiliates, net ...         16,281        (303,259)        199,609
  Accounts payable and accrued
   expenses ..................         40,782        (505,122)        496,782
                                 ------------    ------------    ------------
 Total adjustments ...........      1,053,493         741,946         548,172
                                 ------------    ------------    ------------
 Net cash provided by
  operating activities .......      2,369,472       1,785,366         746,619
                                 ------------    ------------    ------------

Cash flows from investing
 activities
 Payments to purchase Maine
   Hydro Projects ............           --          (323,217)    (13,305,178)
 Capital expenditures ........       (752,613)       (336,635)           --
                                 ------------    ------------    ------------
 Net cash used in investing
  activities .................       (752,613)       (659,852)    (13,305,178)
                                 ------------    ------------    ------------

Cash flows from financing
 activities
 Cash contributed by partners            --           531,906      13,628,395
 Cash distributions to
  partners ...................     (2,271,054)     (2,012,516)           --
 Return of  deposits .........        800,000            --              --
 Payments to reduce long-term
  lease obligations ..........       (134,894)       (118,532)           --
                                 ------------    ------------    ------------
 Net cash (used in) provided
  by financing activities ....     (1,605,948)     (1,599,142)     13,628,395
                                 ------------    ------------    ------------

Net increase (decrease) in
 cash and cash equivalents ...         10,911        (473,628)      1,069,836

Cash and cash equivalents,
 beginning of period .........        596,208       1,069,836            --
                                 ------------    ------------    ------------

Cash and cash equivalents,
 end of period ...............   $    607,119    $    596,208    $  1,069,836
                                 ------------    ------------    ------------














                See accompanying notes to the financial statement
                                      -F6-

Ridgewood Maine Hydro Partners, L.P.
Notes to Financial
Statements
--------------------------------------------------------------------------------


1.       Organization and Business Activity

         On September 5, 1996, Ridgewood Maine Hydro Partners, L.P. was formed as a Delaware limited partnership ("Ridgewood Hydro L.P."). Ridgewood Maine Hydro Corporation, a Delaware Corporation ("RMHCorp"), is the sole general partner of Ridgewood Hydro L.P. and is owned equally by Ridgewood Electric Power Trust IV ("Trust IV") and Ridgewood Electric Power Trust V ("Trust V"), both Delaware business trusts (collectively, the "Trusts"). The Trusts are equal limited partners in Ridgewood Hydro L.P. The Trusts receive funds from private placement offerings of shares of beneficial interest and invest the net proceeds received in independent power generation facilities.

         In 1996, the general and limited partners made the following capital contributions to Ridgewood Hydro L.P.:

         General Partner   RMHCorp    $   131,882
         Limited Partner   Trust IV     6,748,256
         Limited Partner   Trust V      6,748,257
                                      -----------
                                      $13,628,395
                                      -----------

         On December 23, 1996, in a merger transaction, Ridgewood Hydro L.P. acquired 14 hydroelectric projects located in Maine (the "Maine Hydro Projects") from a subsidiary of Consolidated Hydro, Inc. The assets acquired include a total of 11.3 megawatts of electrical generating capacity. The electricity generated is sold to Central Maine Power Company and Bangor Hydro Company under long-term contracts. In 1997, the limited partners made additional contributions of $531,906.

2.       Summary of Significant Accounting Policies

         Use of estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

         Cash and cash equivalents
         Ridgewood Hydro L.P. considers all highly liquid investments with maturities when purchased of three months or less as cash and cash equivalents.

         Revenue recognition
         Power generation revenue is recognized based on power delivered at rates stipulated in the power sales contracts. Interest income is recorded when earned.

         Plant and equipment
         Machinery and equipment, consisting principally of electrical generating equipment, is stated at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred.

         Depreciation is recorded using the straight-line method over the useful lives of the assets, which vary from 3 to 20 years. During the year ended December 31, 1998 and 1997, Maine Hydro, L.P. recorded depreciation expense of $29,673 and $1,683, respectively.
                                      -F7-

         Intangible asset
         A portion of the purchase price of the Maine Hydro Projects was assigned to the Electric Power Sales Contracts and is being amortized over the duration of the contract (11 to 21 years) on a straight-line basis. Management periodically reviews intangibles for potential impairment. During the periods ended December 31, 1998, 1997 and 1996, Maine Hydro, L.P. recorded amortization expense of $1,060,296, $1,061,155 and $24,454, respectively.

         Income taxes
         No provision is made for income taxes in the accompanying financial statements as the income or loss of Ridgewood Hydro L.P. is passed through and included in the tax returns of the individual partners.

3.       Acquisition of the Maine Hydro Project

         On December 23, 1996, in a merger transaction, Ridgewood Hydro L.P. acquired the Maine Hydro projects. The purchase price was $13,628,395 cash, including transaction costs. In addition, Ridgewood Hydro L.P. assumed a long-term lease obligation of $1,004,679.

         The acquisition of the Maine Hydro Projects was accounted for as a purchase as of December 23, 1996, and the results of operations of the Maine Hydro Projects have been included in Maine Hydro L.P.'s financial statements since that date. The purchase price was allocated to the net assets acquired, based on their respective fair values. A portion of the purchase price ($13,311,374) was allocated to the Electric Power Sales Contracts.

4.       Obligation Under Capital Lease

         Ridgewood Hydro L.P. assumed a hydroelectric facility leased pursuant to a long-term lease agreement dated July 16, 1979, and as amended (the "Agreement"). Upon proper notice, Ridgewood Hydro L.P. has the right to purchase all the equipment covered in the Agreement at Fair Market Value (as defined) or elect to extend the terms of the Agreement for up to three five-year periods at a rental equal to Fair Rental Value (as defined). In addition, Ridgewood Hydro L.P. also has the right to terminate the Agreement and purchase the hydroelectric facility upon proper notice and payment of a scheduled close-out amount, which reduces to $750,000 at April 30, 2000. This lease is accounted for as a capital lease, and accordingly, the lease obligation has been recorded in the accompanying balance sheet.

         Aggregate minimum future lease payments are as follows:

                 1999                                            $ 266,400
                 2000                                              816,600
                 Thereafter                                            ---
                                                              --------------

                 Total minimum lease payments                    1,083,000
                      Less:  Amount representing interest         (145,938)
                                                              --------------

                 Present value of net minimum lease payments
                                                                   937,062
                      Less: Current portion                       (240,644)

                                                              --------------
                                                                 $ 696,418
                                                              --------------

5.       Lease Commitments

         The Company leases the sites of two of its hydroelectric projects under operating leases expiring in June 2078. Total monthly payments in 1998
                                      -F8-
         were the greater of $1,216 or a percentage of the revenue from the hydroelectric project. At December 31, 1998, the future minimum rental payments required under these leases are as follows:

                                    1999                     $ 14,592
                                    2000                       14,592
                                    2001                       14,592
                                    2002                       14,592
                                    2003                       14,592
                                    Thereafter              1,087,104
                                                    ------------------
                                                           $1,160,064
                                                    ------------------

6.       Power Generation Contracts

         Ridgewood Hydro L.P. operates facilities which qualify as small power production facilities under the Public Utility Regulatory Policies Act ("PURPA"). PURPA requires that each electric utility company, operating at the location of a small power production facility, as defined, purchase the electricity generated by such facility at a specified or negotiated price. Ridgewood Hydro L.P. sells substantially all of its electrical output to two public utility companies, Central Maine Power Company ("CMP") and Bangor Hydro-Electric Company ("BHC"), pursuant to long-term power purchase agreements. Eleven of the twelve power purchase agreements with CMP expire in December 2008 and are renewable for an additional five year period. The twelfth power purchase agreement with CMP expires in December 2007 with CMP having the option to extend the contract three more five-year periods. The two power purchase agreements with BHC expire December 2014 and February 2017. Ridgewood Hydro is required to maintain standby letters of credit totaling $300,000 under the long-term power purchase agreement.

7.       Fair Value of Financial Instruments

         At December 31, 1998 and 1997, the carrying value of the Trust's cash, accounts receivable and accounts payable approximates their fair value. The fair value of the long-term capital lease obligations, calculated using current rates for loans with similar maturities, also approximates its carrying value.

8.       Management Agreement

         The Maine Hydro Projects are operated by a subsidiary of Consolidated Hydro, Inc., under an Operation, Maintenance and Administrative Agreement. The annual operator's fee is $307,500 adjusted for inflation, plus an annual incentive fee equal to 50% of the net cash flow in excess of a target amount. The maximum incentive fee payable in a year is $112,500. The Maine Hydro Projects recorded $429,714,
         $429,430 and $3,070 of expense under this arrangement during the periods ended December 31, 1998, 1997 and 1996, respectively. The agreement has a five-year term expiring on June 30, 2001 and can be renewed for two additional five-year terms by mutual consent.

                                      -F9-