Form 10-K
period 1998-12-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2000-04-17
CIK 1060755

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                      PURSUANT TO SECTIONS 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
 _X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
             OF 1934__ For the fiscal year ended December 31, 1999

                                   OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
      ACT OF 1934__ For the transition period from _________ to _________

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

Investor Shares of Beneficial Interest
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at April 14, 2000 was $93,288,750.

Exhibit Index is located on page [ ].

PART I

Item 1.  Business.
Forward-looking statement advisory

This Annual Report on Form 10-K, as with some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends, year 2000 remediation and other matters relating to the Trust's future results and the business climate and are found, among other places, at Items 1(c)(3), 1(c)(4), 1(c)(6)(ii) and 7. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

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

     Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies of fuel and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith. Some of these cautionary factors that readers should consider are described below at Item 1(c)(4) - Trends in the Electric Utility and Independent Power Industries.

     By making these statements now, the Trust is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.

(a)  General Development of Business.

    Ridgewood Electric Power Trust V, the Registrant hereunder (the "Trust"), was organized as a Delaware business trust on March 12, 1996 to participate in the development, construction and operation of independent power generating facilities

     ("Independent Power Projects" or "Projects") and similar capital projects (also, "Projects"). Ridgewood Energy

     Holding Corporation ("Ridgewood Holding"), a Delaware corporation, is the Corporate Trustee of the Trust.

     The Trust sold whole and fractional shares of beneficial interest in the Trust ("Investor Shares") at $100,000 per Investor Share, and terminated its private placement offering on April 15, 1998. It raised approximately
$93,000,000. Net of offering fees, commissions and expenses, the offering provided approximately $76,000,000 for investments in the development and acquisition of Independent Power Projects and operating expenses. The Trust has approximately 1,611 holders of Investor Shares (the "Investors"). As described below in Item 1(c)(4), as of December 31, 1999 the Trust had invested approximately $55.9 million of its funds in the acquisition of interests in four sets of Independent Power Projects and five other Projects and is actively seeking additional Projects for investment.

     The Trust is organized to be similar to a limited partnership. Ridgewood Power LLC(the "Managing Shareholder"), a Delaware corporation, is the Managing Shareholder of the Trust. For information about the merger of the prior Managing Shareholder , Ridgewood Power Corporation, into Ridgewood Power LLC, see Item 10(b) - Directors and Executive Officers of the Registrant - Managing Shareholder.

     In general, the Managing Shareholder has the powers of a general partner of a limited partnership. It has complete control of the day-to-day operation of the Trust and as to most acquisitions. The Trust also has an Independent Panel which does not exercise general oversight of the Managing Shareholder. The Independent Panel Members do not have any management or administrative powers over the Trust or its property, but approval of a majority of the Independent Panel Members is required for approval of transactions between the Trust and other investment programs sponsored by the Managing Shareholder. The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust. See
Item 10 - Directors and Executive Officers of the Registrant below for a further description of the management of the Trust. The Managing Shareholder and the Investors are collectively referred to as the "Shareholders."

     The Managing Shareholder is controlled by Robert E. Swanson, who is its controlling equity owner, sole manager and chief executive officer. The following chart illustrates some of the important relationships among the Trust, the Managing Shareholder and some of their affiliates. For additional information, see Item 10 -- Directors and Executive Officers of the Registrant.

Ridgewood Electric Power Trust V and certain affiliates as of March 1, 2000 (some entities and relationships omitted)


             Robert E. Swanson         Family trusts
                         x                  x (Mr. Swanson has
 Sole manager            x                  x  sole voting and
 Chief executive officer x                  x  investment power)
 Owner of 46% of equity  x                  x Owners of 54% of equity
        _________________X__________________X______________________________
       x             x                x        x            x             x
       x             x                x        x            x             x
       x             x                x        x            x             x
Ridgewood   Ridgewood Power   Ridgewood    Ridgewood    Ridgewood   Ridgewood
Securities   Management LLC   Power LLC    Energy       Power VI     Capital
Corporation                                Holding        LLC       Management
                                          Corporation                  LLC

             Operates power                Corporate                  Manager
Placement    plants for five  Managing     Trustee       Co-Managing  of two
agent        power trusts     Shareholder  for all      Shareholder   venture
("Ridgewood    ("RPMCo")       of six      six trusts    (dormant)    capital
 Securities")                  trusts          x          of the      funds &
                            ("Ridgewood        x         Growth Fund   marketing
                               Power")         x     ("Power VI Co")  affiliate
                                  x            x                x   ("Ridgewood
                                  x            x                x     Capital")
                                  x            x                x         x
    ______________________________x____________x_____________   x         x
    x           x          x           x            x        x  x         x
    x           x          x           x            x        x  x         x
Ridgewood   Ridgewood   Ridgewood   Ridgewood   Ridgewood  The Ridgewood  x
Electric    Electric    Electric    Electric    Electric   Power Growth   x
Power Trust Power Trust Power Trust Power Trust Power Trust   Fund        x
    I          II         III          IV           V         (the        x
("Power I") ("Power II") (Power III")("Power IV")(the "Trust") "Growth    x
                                                                Fund")    x
                                                                          x
                                          ________________________________X__
                                          x                                  x
                                          x                                  x
                                   Ridgewood Capital          Ridgewood Capital
                                   Venture Partners         Venture Partners II
                                            (the "Venture Capital Funds")



Ridgewood Power I through IV are referred to as the "Prior Programs."

 (b)  Financial Information about Industry Segments.

     The Trust operates in only one industry
segment:  independent power generation and similar projects.

(c)  Narrative Description of Business.

(1)  General Description.

     The Trust was formed to participate in the development, construction and operation of independent electric power projects that generate electricity for sale to utilities and other users, and that might provide heat energy as well to users. The Trust may also invest in other energy projects (but not in nuclear facilities) or capital projects that have similar risk-return characteristics to those of electric power projects. These projects or potential investments for the Trust will be referred to as "Projects." The Trust has acquired significant interests in four sets of electric power Projects to date.

     The Maine Hydro Projects are 14 small hydroelectric projects located in Maine. In December 1996 the Trust and an affiliate, Power IV, each acquired a 50% interest in the limited liability company owning the Projects. On July 1, 1997, the Trust and Power IV purchased a preferred membership interest in Indeck Maine Energy, L.L.C., an Illinois limited liability company ("Indeck Maine") that owns two electric power generating stations fueled by waste wood at West Enfield and at Jonesboro, Maine (the "Maine Biomass Projects"). On June 4, 1999, the Trust and The Ridgewood Power Growth Fund (the "Growth Fund"), a similar investment program managed by Ridgewood Power LLC (the Managing Shareholder of the Trust) entered into agreements with the stockholders of Combined Landfill Projects Limited ("CLP"), of London, England, for a $13.6 million purchase of 100% of the equity interest in four operating landfill gas power plants and one plant in the late stages of construction, as well as the rights to develop and construct another 20 landfill gas plants in Great Britain (the "United Kingdom Landfill Projects"). The transfer closed June 30, 1999.

         The Trust and the Growth Fund have also funded Ridgewood Near East Development, LLC, a New Jersey limited liability company that has invested a total of $10.6 million through March 1, 2000 in developing electric generation and distribution systems and water purification systems at Egyptian tourist resort complexes on the coasts of the Red Sea and Sinai Peninsula (the "Egyptian Projects"). Operations are expected to begin at one of the sites in March 2000.

For more information, see Item 1(c)(2) - The Trust's Investments, below.

     The following chart summarizes some of these relationships:

                               Ridgewood Power
                                    LLC
                                      x
                                      x   Managing Shareholder
                                      x
            __________________________X___________
            x                                    x
     Ridgewood Electric                Ridgewood Electric Power
     Power Trust IV                          Trust V
             x                                  x
             x  50%                             x  50%
             x                                  x
             x                                  x
    _________X__________________________________X______
    x                   x                             x
    x                   x                             x
    x                   x                             x
Ridgewood Maine         x                   Ridgewood Maine
Hydro Corporation       x                   LLC
          x             x                    x
General   x             x Limited    Member  x
partner   x             x partners   (50%)   x    Indeck Energy
(1%)      x             x (49.5%             x    Services, Inc.
          x             x  each)             x         x (50%)
          x             x                    x         x
Ridgewood Maine Hydro Partners,           Indeck Maine Energy
 L.P.(owner of Maine Hydro                 L.L.C.
 Projects)


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

     The Trust has also invested in five Projects outside the independent power industry: Santee River Rubber Company, which is building a facility in South Carolina to recycle used auto and truck tires; Ridgewood WaterPure Corporation, which is developing technologies to distill water efficiently; MetaSound, Inc., which is developing hardware and software to present unique programming for persons who are on hold while calling businesses; Quantum Conveyor Systems, Inc., which developed and marketed proprietary conveyor and package sorting equipment; and Global Fiber Group, which is planning to construct a fiber optic communications cable under the western portion of the Mediterranean Sea (the "Mediterranean Fiber Optic Project").

    The Trust's Investments.

(i)      Maine Hydro Projects

         On December 23, 1996, the Trust purchased from Consolidated Hydro, Inc. a 50% interest in 14 small hydroelectric projects located in Maine. In order to increase diversification of the Trust's investments, the remaining 50% interest was purchased by Power V, a similar investment program organized in 1996 by the Managing Shareholder. Each Trust paid approximately $6,700,000 for its interest The jointly owned partnership that acquired the Project also assumed a lease obligation in the amount of $1,005,000.

     The 14 hydroelectric projects have an aggregate rated capacity of 11.3 megawatts. All electricity generated by the projects over and above their own requirements is sold to either Central Maine Power Company or Bangor Hydro Company under long-term power purchase contracts. Eleven of the contracts expire at the end of 2008 and the remaining three expire in 2007, 2014 and 2017. Most of the contracts are subject to price redeterminations in 2000 based on the Maine Public Utilities Commission's computations of avoided cost. The Trust anticipates that the prices payable under those contracts will fall by an average of 7.5%, thus reducing net Project revenues by approximately $350,000 per year beginning in 2000.

     The Trust's net equity in the income of the Maine Hydro Projects for 1999 was $849,000 (a 15.0% return on equity), up from $658,000 in 1998.

     The Trusts have entered into a five year operating and maintenance agreement with CHI Energy, Inc. under which a subsidiary of CHI Energy will manage and administer the projects for a fixed annual fee of $307,500 (adjusted upwards for inflation), plus an annual incentive fee equal to 50% of the excess of aggregate net cash flow over a target amount of $1.875 million per year. The maximum incentive fee is $112,500 per year; to the extent the annual net cash flow exceeds $2.1 million, the excess will be carried forward to future years; to the extent that the annual net cash flow is less than $1.875 million, the deficit will be carried forward to future years. In addition, the operator will be reimbursed for certain operating and maintenance expenses. In 1999, the operator was paid a total of $323,000 for operating and incentive fees, down from $429,000 in 1997. The agreements has a five-year term, expiring on June 30, 2001, and can be extended for two additional five-year terms by mutual consent.

(ii) Maine Biomass Projects

     On July 1, 1997, the Trust and Power IV purchased a preferred membership interest in Indeck Maine Energy, L.L.C., an Illinois limited liability company ("Indeck Maine") that owns two electric power generating stations fueled by waste wood at West Enfield and at Jonesboro, Maine. The Trust and Power IV purchased the interest through a limited liability company owned equally by each. The Trust's share of the purchase price was $7,298,000 and Power IV provided an equal amount of the total purchase price.

     The junior membership interest in Indeck Maine is owned by Indeck Energy Services, Inc. ("Indeck"). The preferred membership interest entitles the Trust and Power IV to receive all net cash flow from operations each year until they receive a 18% annual cumulative return on their capital contributions to Indeck Maine. Any additional net operating cash flow in that year is paid to Indeck until the total paid to it equals the amount of the 18% preferred return for that year, without cumulation. Any remaining net operating cash flow for the year is payable 25% to the Trust and Power IV together and 75% to Indeck unless the Trust and Power IV recover their capital contributions from proceeds of a capital event. Thereafter, these percentages change to 50% each. All non-operating cash flow, such as proceeds of capital events, is divided equally between (a) the Trust and Power IV and (b) Indeck.

     Under Indeck Maine's amended operating agreement, if the Trust and Power IV did not receive annual distributions at least equal to the 18% preferred return requirement or if Indeck Maine after a cure period failed to make distributions to them in accordance with the operating agreement, they had the right to designate a majority of the managers of Indeck Maine. Under that arrangement, until March 1999, Indeck Operations, Inc., an affiliate of Indeck, managed the plant and was reimbursed for its costs. In addition, the three managers nominated by the original Indeck Maine members received aggregate annual fees of $300,000 and certain other fees were payable to Indeck affiliates. The management agreement could be terminated on notice if the Trust and Power IV obtained the right to designate a majority of the managers of Indeck Maine.

     The Trust, Power IV and Indeck agreed, effective March 1, 1999, to terminate the arrangements described above and to transfer operating control of the Projects to the Trust and Power IV. This has occurred and the Trust and Power IV have engaged RPMCo to operate the two Projects. RPMCo is doing so and charges its expenses to Indeck Maine at its cost.

     Each of the projects has a 24.5 megawatt rated capacity and uses steam turbines to generate electricity. The fuel is waste wood chips, bark, brush and similar biomass. Both projects are Qualifying Facilities. The Maine Biomass Projects are members of the New England Power Pool ("NEPOOL"), an association of New England generators, transmission utilities, distribution utilities, power marketers and others. NEPOOL's function is to run the New England electric grid in the most reliable way possible and to reduce electric costs and uncertainties. NEPOOL's control and market regulation responsibilities are managed by ISO-New England, Inc., an independent, non-profit management company.

     Under current economic conditions, the Maine Biomass Projects would not be profitable if they were operated as "base load" plants that run most of the time. Instead, they are operated as peak load plants on those few days per year (typically during summer heat waves) when there are power and reserve shortages in New England. During the rest of the year, the Projects are shut down but are capable of being restarted on five to ten days' advance notice. Because the Projects are capable of providing electricity, they are entitled to sell their "installed capability," a measurement of the rated ability of a generating plant to create electric power. Plants are credited with installed capability whether or not they run. For an additional discussion of installed capability and other concepts related to electricity pricing, see (3) - Plant Operation, below. Each distribution utility that is a member of NEPOOL must own or purchase installed capability on a monthly basis that at least equals its expected load for the month (the maximum amount of power that its customers may demand) plus mandated reserves. Generating facilities may enter into contracts to sell installed capability or may auction it through the ISO. The Maine Biomass plants sold installed capability throughout 1999 under short-term bilateral contracts and thus earned revenues (approximately $1.4 million) without generating material amounts of electric power. Prices for installed capability have tended to decline from the area of $1.50 to $1.75 per kilowatt per month in February 1999 to $1.25 to $1.75 per kilowatt per month in February 2000. In April 2000, the ISO announced that it believed that unnamed generators and market participants had engaged in short-term manipulation of the installed capability market and had caused artificial shortages of installed capability in January 2000. This was despite the startup or anticipated startup of several new generating
stations  in  New  England,   which  would  increase  the  supply  of  installed
capability. Several market participants have called for the ending of the installed capability market by June 2000, which would materially reduce revenues to the Maine Biomass Projects. The ISO has announced its intention to phase the market out by the end of 2002.

     In addition, the Maine Biomass Projects operated on apporximately seven days in June, July, October and December 1999 on dispatch by the ISO. As described below at Item 1(c)(3) - Plant Operation, the Projects claim that the ISO owes them approximately $14 million for the electricity products they provided on those days and the ISO has claimed that no material revenues are due to the Projects. A description of these disputes is found below.

     The cost to the owners of Indeck Maine for maintaining the facilities in operable condition and for fixed costs such as taxes and insurance was approximately $2.7 million for both projects in 1999. Additional variable costs were incurred to run the Projects on the days they were dispatched by the ISO and on days on which capability or air quality tests were run.

         Indeck Maine funded the approximately $2.2 million difference between the Maine Biomass projects' revenues and operating expenses by borrowing from its members. The Trust provided 25% of the loans ($525,000 in 1998), Power IV also provided an equal 25% and the remaining 50% was provided by Indeck, all on the same terms. Indeck Maine issued demand promissory notes bearing interest at 5% per year to evidence the indebtedness.

         Neither Indeck nor its affiliates are affiliated with or has any material relationship with the Trust, Power IV, their Managing Shareholder or their affiliates, directors, officers or associates of their directors and officers.

(iii)  Santee River Rubber Company

                  The Trust and Power IV have purchased preferred membership interests in Santee River Rubber Company, LLC, a South Carolina limited liability company ("Santee River"). Santee River is building a waste tire and rubber processing facility (the "Santee River Project") located in Berkeley County, South Carolina approximately 90 miles north of Charleston, South Carolina. The Trust and Power IV purchased the interest through a limited liability company owned two-thirds by the Trust and one-third by Power IV. The Trust's share of the $13,470,000 purchase price for the membership interest in Santee River was $8,980,000 and Power IV provided the remaining $4,490,000 of the price.

         The Santee River Project is designed to receive and process waste tires and other waste rubber products and produce fine crumb rubber of various sizes. The Project basically freezes the tires, using liquid nitrogen obtained from a nearby air-processing plant, shatters the frozen rubber into small pieces, and grinds and processes the pieces to remove tire cord, steel belts and other non-rubber materials. The product is crumb-like pieces of rubber. The processing system includes both ambient and cryogenic processing equipment using liquid nitrogen. In addition, magnets and other screening equipment will be used to separate and remove ferrous material and fibers from the rubber. Santee River believes that the final crumb rubber product will be fine enough for use in manufacturing new tires or to replace virgin rubber in many applications. At full production, the Project, which is being constructed on an approximately 30-acre site (the "Site") in Berkeley County, South Carolina owned by Santee River, will produce approximately 100 million pounds per year of usable crumb rubber. The Site is mortgaged as security for the bonds issued for the Project.

         The Santee River Project is being constructed by Bateman Engineering, Inc. (the "Contractor") pursuant to a turnkey construction agreement between the Contractor and Santee River for a fixed price of $30.5 million. The Contractor is responsible for assuring that the Project meets specified design, construction and performance criteria. The Contractor's obligations under the construction contract are guaranteed by its affiliate, Bateman Project Holdings Limited, a South African company. Pursuant to the construction contract, the Contractor has agreed to defer $4.5 million of its fixed construction price and to receive such amount during the initial 4 years of Project operation.

         Initial construction was substantially completed at the end of 1999. Testing in January and February 2000 uncovered material design and performance inadequacies that will require five to six months or more of sequential alterations and additional work to be paid for by the Contractor. The Project is being operated at approximately 18% of capacity while work is being done so that it can supply an existing tire manufacturing customer. If the alterations are completed on schedule in September 2000, the Project will then undergo performance testing for approximately one month. If the tests are successful, operation at full capacity is expected to begin no earlier than early October 2000. If the tests are not successful or if additional deficiencies are found or if the contractor takes longer to complete the planned series of modifications, operation would be further delayed. The Project's financial plan assumed full operation by summer 2000 and if operations are delayed significantly, the Project could require additional cash.

         Until January 2000, Santee River paid the Trust and Power IV a fixed distribution of 12% per year on $11,000,000 of the total they contributed. The Trust and Power IV are entitled to a cumulative annual distribution preference equal to 12% of contributed capital from January 2000 until operations begin. The Trust does not anticipate any payment of that preference until the Project has significant cash flow from operations. After operations begin, the preferred membership interest entitles the Trust and Power IV to receive all available operating cash flow annually from Santee River after payment of debt service and other obligations until they receive a cumulative 20% annual return on its capital investment. Thereafter, the Trust and Power V are entitled to receive 25% of any remaining operating cash flow available for distribution in that year from Santee River. All non-operating cash flow, such as proceeds of capital events, is divided equally between (a) the Trust and Power IV and (b)the other owner of Santee River. All amounts and tax items the Trust and Power IV receive from Santee River are shared two-thirds by the Trust and one-third by Power IV, with neither having any preference over the other. The Trust and Power IV have the joint right to designate two of the five managers of Santee River and have the further right to remove a third manager and designate a successor in the event of certain defaults under Santee River's Operating Agreement.

         The remaining equity interest in Santee River is owned by a wholly-owned subsidiary of Environmental Processing Systems, Inc. ("EPS") of Garden City, New York. EPS is the developer of the Facility. EPS contributed the contracts, permits, plans and other intangible property for the construction of the Project that EPS generated prior to this transaction. Until a default, EPS has the right to designate three managers of Santee River.

         Santee River estimates that approximately $52,680,000 will be needed to construct the Project and begin operations. After paying costs of the financing (which included a $333,000 payment to the Trust and a $167,000 payment to Power IV from Santee River to defray the trusts' transaction costs), Santee River had approximately $16,500,000 available. At the same time as it sold the Trust and Power IV their membership interest, Santee River borrowed $16,000,000 through tax-exempt revenue bonds sold to institutional investors and another $16,000,000 through taxable convertible bonds sold to qualified institutional purchasers. As mentioned above, $4,500,000 of the Contractor's price is deferred over a four year period.

         Because bringing the Project to full operation will be delayed, EPS informed the Managing Shareholder in late March 2000 the Project may run short of working capital during the second quarter of 2000. This might result in a shutdown of the Project and other material adverse consequences. The Managing Shareholder and the Trust refused to contribute additional capital. EPS is attempting to provide additional capital or obtain additional financing for the Project; the Managing Shareholder has not approved any such plan.

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

         EPS on behalf of Santee River has obtained short term crumb rubber sales contracts for approximately 30% of the Facility's expected output with several major rubber products manufacturers. Santee River is currently supplying crumb rubber under one of these contracts to a tire manufacturer at about 18% of the Project's anticipated capacity. Each contract is contingent upon successful testing of the Facility's output.

         EPS will provide administrative services to Santee River during the construction and operation of the Facility at its cost (including direct and indirect costs and allocable overhead). Neither Santee River nor EPS is affiliated with or has any material relationship with the Trust, Power IV, their Managing Shareholder or their affiliates, directors, officers or associates of their directors and officers.

(iv)     Quantum Conveyor Systems, LLC

     Quantum Conveyor Systems, LLC ("Quantum"), a company located in Northvale, New Jersey, had developed a process of integrating control technology, software and conveying equipment into a modular, cost-effective conveying system. By December 1999 Quantum had nearly exhausted its capital and was requesting additional funds from its members or bank lenders. The Managing Shareholder concluded that Quantum's progress was insufficient to justify an additional investment. The two managers of Quantum's five member board of managers that were appointed by the Trust's subsidiary, as well as Quantum's chief financial officer, an employee of the Managing Shareholder, resigned. At December 31, 1999, the Trust's equity in Quantum's losses for 1999 was $346,000 and Quantum had a negative net worth of over $4.7 million.

     In September 1998, the Trust had capitalized a subsidiary, which lent Quantum $2,985,000 and purchased a 15% equity interest in Quantum for $15,000. The subsidiary had and exercised an option, to invest an additional $1.99 million as a loan on the same terms and to purchase an additional 10% equity interest in Quantum for $10,000 in connection with the additional loan. Two venture capital funds organized and managed by Ridgewood Capital LLC (Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC) provided the capital for the additional $1.99 million loan and $10,000 equity investment. The two venture capital funds participated in the subsidiary in proportion to the capital they contributed on the same terms as the Trust. The Independent Panel Members of the Trust, at their November 1998 meeting, authorized a co-investment in Quantum with the two venture capital funds. In July 1999, the subsidiary purchased an additional 2% membership interest in Quantum for $100,000.

     The Trust is considering various means to realize proceeds from its investment in Quantum. These options include, but are not limited to, selling all or a portion of its loans and equity interest to a possible buyer of Quantum or recovering its investment through liquidation proceedings.

         Quantum intends to produce equipment and controls for two primary markets: (i) package handling -- consisting of boxed or bagged packages that are generally sized for finished goods in a manufacturing or distribution operation; and (ii) small product handling and sorting -- consisting of mail order, video and cassette distribution, bulk mailings, overnight mail, software and books.

         The originators of the Quantum systems were Matthew Mulhern, Hans J. Lem and Henry Pahl, who had organized a corporation named Quantum Conveyor Systems, Inc. ("Old Quantum") to develop and manufacture the systems. The Trust organized Quantum in August 1998. In early September 1998, Old Quantum and its shareholders contributed substantially all of Old Quantum's assets to Quantum in exchange for a 37.2% equity interest in Quantum. Mr. Lem, who owned certain key patents and intellectual property, was also issued a 37.2% equity interest in exchange for those patents and intellectual property. In addition, Quantum assumed Old Quantum's indebtedness to Mr. Mulhern, who received Quantum's note for $3.75 million secured by all of Quantum's property. Mr. Mulhern received $250,000 at the closing and Mr. Lem was given a $250,000 loan from Quantum. Mr. Mulhern and Mr. Lem also entered into three-year executive employment contracts with Quantum, terminable for cause and renewable for up to two additional years at Quantum's option.

     The existing loans are also secured by all of Quantum's property and under an intercreditor arrangement with Mr. Mulhern, the subsidiary's note will share pro rata with Mr. Mulhern's in any repayments or recoveries.

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

         In December 1998, Ridgewood Power Corporation and the Manager created Ridgewood MetaSound, LLC. Ridgewood MetaSound received initial funding of approximately $2,500,000 from the Trust At that time Ridgewood MetaSound acquired approximately 4,676,000 shares of the Series C Preferred Stock at a price of $.54 per share (totalling $2,525,000) and received a warrant to purchase up to 4,676,000 additional shares which was exercised at the same price based on MetaSound's having met required sales and product development targets. Those targets included firm contracts for or completed sales of at least 800 systems, many of which must be with large businesses, execution of the license agreement with CNN-On-Line at a fee not exceeding 30% of revenues, and execution of at least two remarketing agreements. An additional warrant for 2 million shares of Series C Preferred Stock was also granted to Ridgewood MetaSound at the same price, expiring in 2003. Ridgewood MetaSound also has received a warrant to purchase 50,000 shares of MetaSound's Series B Preferred Stock at $.52 per share in connection with temporary financing that was rolled into the purchase of the Series C Preferred Stock. The Preferred Stock owned by Ridgewood MetaSound, if converted, would be equivalent to 42% of the total common stock of Metasound.

         The $2,525,000 funding for Ridgewood MetaSound's anticipated May 1999 exercise of the 4,676,000 share warrant was provided by the first set of Ridgewood Capital Venture Funds, through an investment by them in Ridgewood MetaSound. The Trust and the venture capital fund group own undivided interests in Ridgewood Metasound in proportion to the capital they contribute and none has preferences over another.

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

     Condensed financial information for MetaSound is found in the notes to financial statements. Audited financial statements for MetaSound for the year ended March 31, 2000 will be included in an amended Form 10-K.

(vi) Ridgewood Waterpure

     Ridgewood Waterpure Corporation ("Ridgewood Waterpure") is a 54% owned subsidiary of the Trust that is developing an advanced water distillation system that was previously developed by Superstill Corporation ("Superstill"). Superstill, located in California, became a debtor under Chapter 11 of the Bankruptcy Code in 1997. In December 1998, Ridgewood Waterpure acquired substantially all of the assets of Superstill (consisting primarily of patents, intellectual property rights and in-process research and development) under a plan of reorganization approved by the U.S. Bankruptcy Court for the Northern District of California and Superstill's creditors.

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

     The Trust caused Ridgewood Waterpure to write off the entire amount of the acquired in-process research and development asset ($1,970,000) based on generally accepted accounting principles.

     The Trust has leased manufacturing space in Oak Harbor, Ohio and has begun initial construction of prototype water purification units. Completion of prototypes and testing was completed in early 2000. The Trust intends to expand into commercial production during 2000. During 1999, Waterpure incurred a net loss, financed by the Trust, of $1,247,000.

(vii)  United Kingdom Landfill Projects

         The Trust and the Growth Fund are participating through a joint venture in the United Kingdom Landfill Projects, which include owning five completed landfill gas electric generation plants in Great Britain and developing up to 20 additional sites.

         The estimated cost of the package of completed plants and the 20 developmental sites, if all the developmental plants are built, is $36 to $38 million. The Trust supplied the first $16 million of the purchase price and developmental equity and the Growth Fund will supply the remainder of the developmental equity. To the extent that the Growth Fund supplies capital, it will receive an undivided interest in the entire package of operating and developmental projects. Ridgewood Power V and the Growth Fund have organized Ridgewood U.K. Limited, an English limited company ("Ridgewood U.K.") to act as a holding company for the British projects.

The following five plants are currently in operation:

Project           Location           Current Price per     Installed capacity
                                          kWh (US$)

Chelson Meadow   Devon, England           4.57            2.85 megawatts
United Mines .   Cornwall, England        5.26            2.85 megawatts
Whinney Hill .   Lancashire, England      5.28            3.10 megawatts
Bellhouse ....   Essex, England           5.28            2.85 megawatts
Summerston ...   Glasgow, Scotland        5.26            2.85 megawatts

Total capacity                                            14.5 megawatts

         Each British plant has a 15-year long term power purchase contract with the Non-Fossil Purchasing Agency Limited, a quasi-autonomous non-governmental organization that purchases electricity generated by renewable sources (such as landfill gas power plants) on behalf of all English utilities in order to meet British environmental protection goals. The Summerston plant has a similar 15-year contract under the Scottish Renewables Order with Scottish utilties. The electricity prices will be increased annually by a factor equal to any percentage increase in the U.K. Retail Price Index.

         The five projects named above (which include both the electricity generating plants and the gas collection and cleaning systems) have been or will be financed with a total of $16.6 million of long-term bank debt, in addition to the equity interest purchased by the Trust. The loans are non-recourse against Ridgewood U.K., the Trust, the Growth Fund and their intermediate subsidiaries. The Trust and the Growth Fund have also organized Ridgewood CLP Management Limited, an English company ("RW Management"), which will be responsible for operating the five plants and any additional plants that are developed. The principal stockholders of CLPS will own non-voting stock in RW Management. RW Management will manage the plants at cost and will not be intended to earn any profit. CLP Services Limited, a new company ("CLPS") organized by the stockholders of CLP, will provide day-to-day services under subcontract to RW Management. CLPS will be paid a flat fee of approximately 1.2 cents per kilowatt-hour for those services (adjusted for increases in the Retail Price Index) and will be eligible for bonus payments if a project's actual annual electricity output exceeds 90% of its capacity. CLPS will also pay approximately $88,000 per year (also adjusted for increases in the Retail Price Index) for management services for the various companies owning the five existing projects. The gas extraction and cleaning systems for the landfills will be operated by CLPS for no additional cost. RW Management may terminate the subcontract with CLPS if at the end of any year the projects in the aggregate have not produced at least 90% of their capacity (adjusted for loss of time for scheduled downtime, catastrophic failures not caused by CLPS or failures to receive landfill gas not caused by CLPS), or at any time if it can be shown that it is physically impossible for the plants as a whole to meet the 90% standard for the current year.

         CLPS will proceed to develop as many of the 20 remaining sites as may be feasible and will bear the developmental costs itself. Its principal source of funds for doing so will be approximately 4 million pounds sterling contributed by its stockholders from the purchase price paid by Ridgewood U.K. for the five plants described above. As each remaining plant is completed and commissioned, Ridgewood U.K expects that the bank will provide long-term finance for approximately 55% of the plant's reasonable cost, although the bank has not yet committed to do so. If full bank financing is obtained for a plant, Ridgewood U.K. will have the option to buy the equity interest from CLPS. The Trust has provided the first $3 million of the additional equity capital necessary for Ridgewood U.K to buy the plants. That $3 million was used to develop two additional projects. If additional projects are successfully completed, the additional money will be provided by the Growth Fund through contributions of capital to Ridgewood U.K. By doing that, the Growth Fund will obtain an economic interest in each of Ridgewood U.K.'s plants proportionate to the share of Ridgewood U.K.'s total capital that it contributes. Ridgewood U.K. expects to contract with RW Management to operate the additional plants using CLPS on terms similar to those for the five existing plants.

         The purchase price for the first five plants, 9,426,000 pounds sterling, was determined by arms-length bargaining and was paid from proceeds of the Trust's prior private placement offering. The price reflected the estimated value of the cash flow from the five plants, assuming production meets the 90% standard, plus estimated adjustments for the current assets acquired by Ridgewood U.K, interest at 5.25% per year on those amounts from an assumed purchase date of April 1, 1999, and retention amounts held against amounts due for completion of the Chelson Meadow and Summerston plants. The purchase price was adjusted to reflect actual results for the April - June 1999 period.

         For the last six months of 1999, the Trust's equity in the United Kingdom Landfill Projects' income totalled $180,000

     The Trust funded its investment in Ridgewood U.K. from proceeds of its completed offering of Investor Shares.

(viii)   Egyptian Projects

     In late 1998, the Managing Shareholder organized the predecessor of Ridgewood International Development LLC ("RIDCo") to be a project developer for the Trust and the Growth Fund. RIDCo is owned by Robert E. Swanson and family trust of Mr. Swanson's and he is the sole manager of RIDCo. Like RPMCo, RIDCo acts on behalf of the Trust, hires personnel for Projects and is reimbursed for its costs and allocable overhead. The President and chief operating officer of RIDCo, beginning in January 1999, is Donald Stewart, who from May 1994 through December 1998 acted as an acquisition consultant to the Managing Shareholder. Mr. Stewart is reimbursed for his expenses but does not draw a salary. Instead, upon successful completion of a development Project, he receives a commission based on Project cost.

         Mr. Stewart has 25 years of experience in the field of independent power generation and finance. Mr. Stewart spent the first ten years of his business career as a Certified Public Accountant with KPMG, a major international accounting firm. He also served as Chairman of Vermont Gas Systems, a regulated public utility; Vice-Chairman of Consolidated Power Company, a developer of large scale co-generation projects; and Chairman of Hercules Engines, Inc., a manufacturer of industrial engines and electrical generation equipment.

     Mr. Stewart holds a Bachelor of Science degree in Engineering from Lehigh University and is a Certified Public Accountant.

         In the third quarter of 1999 the Trust and the Growth Fund organized an Egyptian development company and have loaned approximately $10.6 million to the company, secured by the company's stock. The Trust and the Growth Fund have supplied this capital and as soon as governmental formalities are completed, they will exchange the loans for all of the equity in the development company.

     The capital has been used to purchase an existing electric and water distillation plant and to expand it at the Le Meridien Hotel in Hurghada, Egypt. Hurghada is a developing tourist resort on the western shore of the Red Sea in southeastern Egypt distant from most population centers. RIDCo has entered into an agreement with the hotel to provide an electricity and desalination plant with a capacity of 5 megawatts and 142,000 gallons of fresh water per day and to operate the plant for 40 years. The hotel pays for electricity at a variable rate tied to fuel costs and pays for distilled water at a flat rate per gallon, escalated annually. Total investment in the plant, which began operation in March 2000, is approximately $8.25 million.

         RIDCo is also developing five additional Projects or groups of Projects. One Project is being constructed to supply electricity only (8 megawatts capacity) at the El Malha Touristic Association, a group of hotels and developers building a resort community approximately 50 miles south of the Egyptian-Israeli border on the Gulf of Aqaba. Estimated cost is $6 million and operations are scheduled to begin in April 2000. A second project is located at the tip of the Sinai Peninsula at Sharm-el-Sheikh, for desalinating water for three hotels. Its estimated cost is $3.2 million and estimated capacity will be 3 million gallons per day. These projects are expected to be in operation by the end of 2000.

         A third group of Projects will also be located at Hurghada. Two generating stations will provide 5.8 megawatts of electricity to two hotels, and a series of desalination facilities will provide up to 3.4 million gallons per day of water to those two hotels and three others. Estimated cost will be $8.5 million and completion is expected in 2000.

         The remaining two projects are to be located at Ras Sidr and Marsa Alam on the western shore of the Red Sea. The Ras Sidr project is for desalinating water only while the Marsa Alam project will provide both water and electricity. Estimated costs are $2.9 million and $3 million, respectively. These Projects are in due diligence and it is uncertain whether they will proceed to completion. The additional $23.6 million of capital needed to fund these commitments will be provided by the Trust and the Growth Fund. The El Malha and Sharm-el-Sheikh projects are supported by contracts with associations of resort hotels organized under Egyptian law to develop new resort sites. The members of each association are jointly responsible for the association's obligations, which include amounts owed to the projects for electricity and water. Each contract with the associations is for 10 years on terms similar to those of the Le Meridien Hotel project.

         The Trust's equity in the net losses of the Egyptian Projects for 1999 was $198,000.

    (ix) Mediterranean Fiber Optic Project

         In September 1999, the Trust and the Growth Fund organized Ridgewood MedFiber LLC and each of them contributed $1.5 million to the joint venture on equal terms. Ridgewood MedFiber then invested the $3 million in a 25% equity interest in Global Fiber Group, a newly organized developer ("GFG"), which is exploring a proposal to construct a 3,600 kilometer (2,200 mile) long underwater fiber optic cable among Spain, Southern France and Italy via the Mediterranean Sea. Ridgewood MedFiber or its designees have first refusal rights to invest in future telecommunications facilities developed by GFG. GFG's original management was comprised of former executives of AT&T Corp.'s underwater cable division.

         In February 2000 the original management, which had been unable to obtain additional equity financing for the Project, agreed to withdraw from the venture. Ridgewood MedFiber informally agreed with the managers to provide some compensation for their interest, contingent upon completion of financing for the Project. Ridgewood MedFiber has searched for other equity investors to allow the Project to proceed, but to date has been unsuccessful. There is a high risk that it will be unable to find additional equity investors and that the Project therefore will not be developed, in which case the Fund will lose its entire investment.

         GFG had entered into an agreement with Alcatel Submarine Networks, SARL ("ASN"), a subsidiary of Alcatel SA, a major European telephone equipment manufacturer. Each of GFG and ASN owns one-half of a joint venture to construct the Project. The joint venture was organized to enter into a turnkey construction contract with ASN and to have ASN operate and market the Project.

         The estimated cost of the Project is approximately $500 million. The joint venture had obtained a commitment from a major European bank and an investment bank to sell a approximately $350 million of senior secured debt in the Project. The remaining $150 million was to be equity financing. Approximately 60% of that equity financing would be provided as a preferred ("mezzanine") equity interest in the joint venture and the remaining 40% ($60 million) would be provided by GFG and ASN as common equity. Each of GFG and ASN would also receive an unspecified amount of common equity in the joint venture as developers' compensation.

         The Trust and the Growth Fund had tentatively budgeted an additional investment of $18 million through Ridgewood MedFiber in the Project for the second quarter of 2000. That would be used to provide part of the $30 million common equity investment by GFG. The Managing Shareholder expects that decisions about financing and whether to proceed with the Project will be made by the end of April 2000. Intensive negotiations are in progress with regard to the financing and operation of the Project and there may be material changes to the arrangements described here.

         There  are  no  current  commitments  or  agreements  to  purchase  the communications capacity or facilities that the Project would provide. The Project would be developed to meet the anticipated demand for high-speed global communications links, but there is no assurance that there will be sufficient demand to make it profitable, that other cables, wireless links, satellite communications or landlines will not be developed under more favorable conditions or that the developers and investors of this Project will have sufficient resources to complete it if there are cost overruns, delays or unanticipated events. The Project is thus highly speculative.

  (x)  Proposed Investments.

         The Trust and the Growth Fund are in negotiations with Synergics Inc. of Annapolis, Maryland for the purchase of nine small, operating, hydroelectric Projects (and a minority interest in a tenth) located in California, Maine, Nevada, New York, Rhode Island and Virginia. The Projects have a total generating capacity of 21 megawatts and each is a Qualifying Facility with a long-term Power Contract. The proposed purchase price is $30 million. The Trust and the Growth Fund would each provide $10 million and the remaining $10 million would be obtained from a long-term loan from their principal bank. The Trust expects that a final decision on purchasing the Projects will be made by the end of April 2000.

     If investments in any of these Projects do not occur, the Managing Shareholder is considering additional developments of landfill gas generating plants in Europe, expansion of the Egyptian projects or other Near Eastern projects.

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

(3)  Project Operation.

     The Maine Hydro Projects are Qualifying Facilities under PURPA and have entered into long-term Power Contracts with their local distribution utilities. Under the Power Contracts for the Maine Hydro Projects, the local utilities are obligated to purchase the entire output of the Projects (up to rated levels)at formula prices. The Maine Hydro Projects are managed by their former owner, CHI Energy, Inc., which owns or operates other hydroelectric facilities in the region.

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

         Of the 14 Maine Hydro Projects, six operate under existing hydroelectric project licenses from the Federal Energy Regulatory Commission ("FERC") and two have license applications pending. Changes to the six other, unlicensed Projects (which are currently exempt from licensing) may trigger a requirement for FERC licensing. FERC licensing requirements have become progressively more stringent and often require that output of a Project that is being licensed or relicensed be restricted in order to allow a more natural flow of water, that archaeological and historical surveys be undertaken, that public access to waterways be provided (sometimes requiring purchase of property rights by the hydroelectric licensee) and that various site improvements be made. These requirements can materially impair a project's profitability. See Item 1(c)(8) - Business - Narrative Description of Business - Regulatory Matters.

         The Maine Biomass Projects burn wood waste, including brush and chips from woodcutting or processing of raw wood at paper mills or sawmills. The price of wood waste fluctuates and is a primary determinant of whether the Projects can run profitably or not. The major causes of the fluctuation are changes in woodcutting or wood processing volumes caused by general economic conditions, increases in the use of wood waste by paper mills for their own cogeneration plants, changes in demand from competing generating plants using wood waste or paper mill refuse and weather conditions. The cost of wood waste is currently significantly in excess of that anticipated at the time the Maine Biomass Projects were purchased.

         Although the Maine Biomass Projects are Qualifying Facilities, they do not have long-term Power Contracts and sell their capacity and output on the market. In 1999, NEPOOL instituted a somewhat competitive market, managed by the ISO, for generators to sell capacity and output to utilities and other entities that distribute electricity ("loads"). Generators may sell directly to loads on a bilateral basis, or they may sell to the ISO. The ISO dispatches generating plants and takes their power in accordance with offers and its estimate of the most economical means of providing sufficient reliable electricity. It computes the clearing price for each electrical product on an hourly basis (monthly for installed capability), bills loads for their shares of the products and is to pay generators in accordance with the generators' offers and the market rules. In 1999, seven "electrical products" were bought and sold on the ISO's market. In addition to installed capability and energy (the power actually used by consumers), the market included four types of reserves (basically, the ability to turn on or increase the operating rate of electric generators within specified times to provide additional power quickly) and automatic generation control (a related ability).

     The Maine Biomass Projects submitted offers to sell their electrical products for the summer of 1999 at relatively high prices with the expectation that the plants would called upon by ISO only in the most extreme conditions. This strategy was necessary because of the relatively high costs of operating the plants without a long-term base load contract. ISO dispatched the plants to run on only three days during June 1999 when NEPOOL was short of resources and accepted the Projects' offered prices, which would have entitled the Projects to receive significant revenue for those three days.

     In early July 1999, ISO informed NEPOOL members that it would pay lower prices than those posted on its market Website on those three days in June. After considering ISO's stated reasons for reducing the posted prices and ISO's actions during June, RPMCo concluded that ISO was determined to intervene in the markets and to prevent prices from rising to clearing levels during shortage periods. This would prevent profitable operation of the Projects. Accordingly, RPMCo revised its offer strategy to hold the Maine Biomass Projects off the market for the remainder of the summer and made further revisions at the end of September.

     In early October 1999, ISO informed RPMCo that a scheduled transmission outage for October 16 and 17 required ISO to activate all possible generation in Maine. The Maine Biomass Projects, which had been shut down and which did not have full crews available, had a pre-existing offer to supply electric energy at an high price, reflecting the costs of restarting the plants, obtaining a crew on short notice and covering fixed costs. ISO accepted the offer subject to its market rules and conditions. The Maine Biomass Plants operated as dispatched by ISO on October 16 and, if they were paid in accordance with their offer terms, would have received between $2.2 million and $5.4 million. In November 1999, ISO advised RPMCo that it would pay a total of $5,000 for the energy the Projects produced on October 16. ISO has stated that in its opinion the Projects had monopoly-like market power on October 16 and that under the existing market rules it was only obligated to pay a rate based on variable costs unless the Projects could cost-justify a higher rate.

     RPMCo is vigorously disputing all elements of the ISO's arguments for reducing the June and October payments and is preparing to bring a legal action in the appropriate forum.

         The Maine Biomass Projects ran on seven other days during 1999 in order to undergo NEPOOL capacity testing, testing for air pollution control permit requirements or modifications, and to meet ISO dispatch orders on three of those days. On each of the days ISO cancelled the orders just before the plants would have begun providing synchronized electricity to NEPOOL. As a result, the plants had to be crewed and restarted but no revenues were earned. RPMCo is also disputing these actions by the ISO.

         Electricity produced by a Project is typically delivered to the purchaser through transmission lines which are built to interconnect with the utility's existing power grid, or in the case of the Maine Biomass Projects, via utility lines owned by Bangor Hydro-Electric Company ("Bangor Hydro") to the ISO's transmission facilities. Bangor Hydro's tariffs for transmission and for electricity demand (incurred by the need for start-up electricity at the Maine Biomass Projects) imposed a significant burden on their potential profitability. After extended investigation, the Managing Shareholder and Indeck Operations, Inc. concluded that the Projects were eligible under regulations of the New England Power Pool and ISO-New England to be considered as directly connected to the ISO's "pooled transmission facilities." That status would significantly reduce transmission charges for the Projects. Indeck Maine petitioned the New England Power Pool and ISO-New England to recognize the Projects as being connected to pooled transmission facilities and when those petitions were disapproved, brought administrative complaints in October 1998 before the Federal Energy Regulatory Commission ("FERC") alleging that the failures to recognize the Projects were anti-competitive, in violation of system rules approved by FERC actions and in violation of FERC deregulatory orders. Those complaints were rejected by FERC in February 2000 and RPMCo is considering whether further proceedings with other similarly situated NEPOOL members will be appropriate. Indeck Maine has negotiated a package of tariff amendments and special facilities agreements with Bangor Hydro that would remove most of the tariff disadvantages. Bangor Hydro filed a request for approval of the tariff changes with FERC in March 2000. The special facilities agreements will also require approval by the Maine Public Utility Commission.

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

         The Ridgewood Waterpure Project is in testing and production planning. For information about operations of MetaSound, the U.K. Landfill Projects and the Egyptian Projects, see 1tem 1(c)(3) above.

     Customers of Projects that accounted for more than 10% of annual revenues from operating sources to the Trust in each of the last three fiscal years are:

                                    Calendar year
                               1999           1998          1997

Central Maine Power Company     n/m (1)        52%          80%
 (Maine Hydro Projects)
Bangor Hydro-electric Co.       n/m (1)        13%          20%
(Maine Hydro Projects)

Non-Fossil Purchasing Agency    n/m (1)       ---           ---
 Ltd. (U.K. Landfill Projects)


(1) Not meaningful. The Maine Hydro Projects earned $849,000 of revenues, net to the Trust's interest, in 1999 and the U.K Landfill Projects earned $486,000 of revenues, net to the Trust's interest, to the agency. However, total Trust operating revenues, on an equity basis, were only $85,000.

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

(4) Trends in the Independent Power and Other Industries

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

         (i)  Qualifying Facilities with long-term Power Contracts

         The Trust is somewhat insulated from recent deregulatory trends in the electric industry because the Maine Hydro Projects are Qualifying Facilities with long-term formula- price Power Contracts. Each Power Contract now provides for rates in excess of current short-term rates for purchased power. There has been speculation that in the course of deregulating the electric power industry, federal or state regulators or utilities would attempt to invalidate these power purchase contracts as a means of causing owners of independent power plants to bear some of the costs of deregulation. Further, there are federal constitutional provisions restricting actions to impair existing contracts.

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

         Without access to transmission capacity, an independent power plant or other wholesale generator can only sell to the local electric utility or to a facility on which it is located (or, in some states, which adjoins its location). FERC has required that transmission capacity owners or the power pools that operate transmission facilities (such as NEPOOL through the ISO) provide transmission capacity to all generators and power marketers on a non-discriminatory basis pursuant to "open-access" tariffs. FERC in its recent Order 2000 has mandated improvements to the power pool systems. When combined with the increased competition in the generating area, this is likely to create an electricity supply market that may profoundly change the operations of electric utilities, consumers and independent power plants.

         On April 24, 1996 the Federal Energy Regulatory Commission adopted Order 888, which requires electric utilities and power pools to provide wholesale transmission facilities and information to all power producers on the same terms, and endorses the recovery by utilities of uneconomic capital costs from wholesale customers who change suppliers. The utilities would also be required to furnish ancillary services, such as scheduling, load dispatch, and system protection, as needed. These rights, however, would apply only to sales of new electric power over and above existing utility supply arrangements. Non-utility wholesale deliveries of electricity have grown vigorously and according to the federal government grew at the rate of 21% per year in the ten years from 1986 to 1996.

         The Maine Biomass Projects are dependent on wheeling power in order to sell their capacity or energy to purchasers other than Bangor Hydro, as described above. Order 888 takes no action to modify existing Power Contracts. The order intends to create a competitive national market in electricity generation and thus may create additional pressure on electric utilities to seek changes to long-term power purchase contracts, as described further below. State public utility regulatory agencies must also review and approve certain aspects of wholesale power deregulation, and those agencies are currently holding proceedings and making determinations. In addition to the FERC order or other Congressional or regulatory actions that may result in freer access to transmission capacity, agreements with Canada, and to a lesser extent with Mexico, are leading toward access for those countries' generators to U.S. markets. In particular, certain Canadian suppliers, such as HydroQuebec (the Quebec provincial utility) are already offering substantial amounts of electricity in New England, and more may be offered if sufficient transmission capacity can be approved and built. These agreements may also afford access to those countries' markets in the future for independent power plants. As a result, there is the possibility that a North American wholesale market will
develop  for  electricity,   with  additional   competitive  pressures  on  U.S.
generators.

Retail-level Competition

         An even more radical prospect for the electric power industry is retail-level competition, in which generators would be allowed to sell directly to customers by using (and paying a fee for) the local utility's distribution facilities. Retail-level competition presupposes the ability to wheel power in the appropriate amounts at economic costs from the generating Project to the electric utility whose wires link to the retail customer (typically a large industrial, commercial or governmental unit) and the ability to use the local utility's facilities to deliver the electricity to the customer. In addition to the business and regulatory issues arising from wholesale wheeling, retail-level competition raises fundamental concerns as to the ability of utilities to recover stranded costs at the generating and distribution levels, the possibility that smaller customers will have less ability to demand pricing concessions, incentives for governmental agencies to act as intermediaries for consumers and the functions of state-level regulatory agencies in a price-competitive environment which may be inconsistent with their traditional price-setting and service-prescribing roles. Maine, Massachusetts and Connecticut are implementing retail competition in April 2000; Rhode Island has already done so.

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

Price and Cost Pressures

         The pricing pressures that retail and wholesale deregulation are bringing are expected to decrease the marginal cost of electricity. Competition will force utilities and generators to reduce overhead and administrative costs, to trim operation and maintenance costs and to more efficiently buy and use fuel. Further, wholesale and retail deregulation and new generating technologies discussed below are expected to significantly reduce capital costs. For example, electric utilities currently maintain large amounts of generating capacity in reserve to meet peak loads (for example, to serve customers during a heat wave in July). According to the federal government, competition may lead to pricing strategies that reduce these peak loads. Competition may also force utilities to stop maintaining high-cost reserve capacity and to take greater risks. The widening wholesale market for electricity may increase efficiency by allowing utilities and power consumers to obtain distant, lower-cost capacity for reserve purposes rather than maintain local, higher cost, underutilized reserve capacity. Finally, political and economic pressures may induce market regulators such as the ISO to manipulate prices downward. For these and other reasons, the federal government currently estimates that national average electricity rates in real terms (adjusted for inflation) will decline to about 6.3 cents per
kilowatt-hour   in  2015  from  the  1996   average   level  of  7.1  cents  per
kilowatt-hour.

         As these trends continue, high-cost generators will be disadvantaged and may fail. The Trust's small-scale generating plants have tended to have higher per-kilowatt hour costs (except for fuel) than new, large scale generating plants. The fuel cost advantages, if any, of landfill gas, hydroelectricity or waste biomass are thus critical to the competitiveness of the Trust's merchant power plants. To date, the cost of wood chips and other biomass suitable for use at the Maine Biomass Projects is not low enough to allow the Projects to compete for base load contracts.

         Conversely, decreases in electricity costs may reduce Santee River's production costs, although Santee River's business plan does not assume any such decreases.

New Generating Technologies and New Industry Participants

         Recent improvements in turbine technology, coupled with what is seen as the ample supply and relative cheapness of natural gas, have made gas turbines the favored technology for new electric generating plants. The federal government estimates that 80% of the new electric generating capacity to be added from 1995 to 2015 will be fueled by natural gas and that the amount of generation fueled by natural gas will increase from the current 10% to 29%. According to the federal government, new gas turbines only need 15 days per year of maintenance, on the average, compared with 30 days a year for steam turbines. Although gas turbines historically have been used to meet peak demand rather than baseload demand, new "combined cycle" units (which use heat from the turbine's exhaust to drive a second steam or gas turbine) have thermal efficiencies approaching 60% (60% of the theoretical maximum heat from the burning gas is converted to electricity) and can be used as baseload units. In contrast, steam turbines fired by coal have efficiencies in the 36% range and have operating and maintenance costs higher than those of combined cycle plants. Further, natural gas-fired turbines emit relatively low levels of sulfur dioxide, particulates and complex carbon compounds and thus may have lower environmental compliance costs than coal-fired or oil-fired plants. The federal government estimates that combined cycle gas turbine plants alone will account from 96,000 to 143,000 Megawatts of the 319,000 Megawatts of additional capacity to be added in the next 17 years.

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

         A number of large participants in the independent generating industry have announced their intentions to build large gas turbine merchant power plants in Connecticut, Massachusetts and Maine in sizes from 250 to 750 Megawatts. The capacity of the proposed plants exceeds one-half of the total deficit in capacity caused by the shutdown of the Northeast Utilities nuclear power plants. If all or many of the announced plants were built, there might be a material increase in low-cost generation capacity in the New England area. There have also been reports, especially from the northeastern states, that large non-utility generating companies and utilities entering the competitive generating market outside their existing service territories are buying large numbers of older plants from local utilities with the intention of replacing them on site with new, large, natural gas-fueled plants. It is unclear whether many of the announced merchant power plants will actually be built, given the uncertainties of the market for electricity and the possibility that there may be insufficient gas pipeline capacity or supplies to fuel all of the recently announced plants.

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

Renewable Power

         The pressures of competition are expected to harm the "renewable power" segment of the industry, which includes the Maine Biomass Projects. "Renewable power" (often called "green power") is a catchphrase that includes Projects (such as solar, wind, small hydroelectric, biomass, geothermal and landfill-gas) that do not use fossil fuels or nuclear fuels. Renewable power plants typically have high capital costs and often have total costs that are well above current total costs for new gas-turbine production. Many observers believe that renewable power plants without existing Power Contracts (with the possible exception of biomass, hydroelectric and geothermal plants with very low or zero fuel costs) will be non-competitive in the new markets unless they are given governmental protection. A number of states, including Massachusetts, Connecticut and Maine, are requiring that retailers of electricity purchase a certain minimum amount of electricity (often between 5% to 30% of their total requirements) from renewable power sources. Although the Massachusetts and Connecticut requirements were to have gone into effect by spring 2000, delays in writing regulations defining renewable sources have effectively suspended the requirements. The Trust does not anticipate that Massachusetts and Connecticut or the other New England states that are considering such requirements will have requirements for loads to purchase renewable energy before 2001. Because there is yet no substantial enforced demand for renewable energy, these state requirements have not had a material effect on the price of renewable energy. Renewable energy is currently priced almost identically to that of non-renewable energy. It is possible that even after renewable energy requirements come into effect that the price for renewable power will not increase enough to make the Maine Biomass Projects profitable.

Initial Effects of Trends

         Within the last 12 months, several negative trends have developed in the independent power sector. There have been industry-wide moves toward consolidation of participants. A number of utilities and equipment suppliers have proposed or entered into joint ventures to reduce risks and mobilize additional capital for the more competitive environment, while many electric utilities are in the process of combining, either as a means of reducing costs and capturing efficiencies, or as a means of increasing size as an organizational survival tactic.

         A second trend has been the continuing divestiture of generating assets by utilities, creating a competitive generating market, especially in New England. Most of the divested plants have been acquired by subsidiaries or affiliates of utilities located outside New England. In effect, a game of musical assets has occurred, with utilities in one area selling their generating assets and using the proceeds, plus borrowings, to purchase the same types of generating assets in different areas of the United States.

         These pressures to acquire suddenly divested assets and to enlarge organizations caused the prices of large generating stations or strategically located generating stations to rise sharply. The Trust elected not to purchase additional generating capacity in New England or elsewhere because the anticipated rates of return at the inflated prices were too low. The Trust currently believes that many owners of large generating stations in New England are currently operating at marginal or negative margins and there is intense pressure on prices for base load contracts as purchasers of power stations attempt to keep their stations running. The competitive pressures have been intensified by the importation of power at peak periods from HydroQuebec and the New York Power Pool and by the construction of several large gas turbine power plants in New England, which have increase base load capacity. The ISO's decision to allow these imports to reduce perceived demand for electricity and thus to depress quoted peak period prices for energy below the cost of the imported electricity has exacerbated these pressures.

         Finally, the ISO's actions to cap prices of reserve products and energy during system peak demand periods have caused RPMCo to take the Maine Biomass Projects offline and have caused at least one other generator company to remove a power plant designed for peak usage periods from New England entirely. Paradoxically, although there is more generation capacity in New England now for non-emergency periods and prices for that capacity are depressed, there is less capacity available for meeting emergency peaks because of the effects of the capped prices. The Trust believes that continued interference with the power market could start a vicious circle of failure and additional price regulation, as emergency capacity shortages cause the ISO to add more controls and more mandatory runtimes to meet reliability needs.

         This may already be occurring. In response to the high prices offered by the Trust and other generators for reserve products in the summer of 1999, and in response to what the ISO believed were flaws in the markets, the ISO requested and obtained approval from FERC in February 2000 to abolish the market for operable capability, to cap the price for other reserves at the energy price and to propose a restructuring of the electric products markets.

         In the long term, there seem to be three primary strategies for non-utility generating plants to succeed in the United States: first, Projects that have existing, firm, long-term Power Contracts may do well for the life of those Contracts so long as regulatory or legislative actions do not abrogate the Contracts. Second, Projects that are low-cost producers of electricity, either from efficiencies or good management or as the result of successful technologies, will have advantages in the market. Third, the viability of small Projects or Projects generating electricity from "renewable sources" will depend on favorable legislative and regulatory action unless electricity prices climb sharply.

         (iii) Foreign operations.

         Because yields on U.S. Independent Power Projects are currently depressed, the Trust has committed a large amount of its capital to Independent Power Projects in the United Kingdom and in Egypt. The electricity markets in the United Kingdom were fully deregulated several years before deregulation began in the U.S. Accordingly, the Trust, through Ridgewood U.K., is investing in a niche area, landfill gas power plants. The Prior Programs already own interests in two large landfill gas power plants in Rhode Island and California and the technology and business are familiar to Ridgewood Power. Further, because of the ecological benefits of landfill gas power plants, the U.K. government has required utilities to enter into 15 year Power Contracts at premium prices, through the Non-Fossil Fuels Purchasing Agency. The U.K.
Landfill Gas Projects enjoy a status similar to qualifying facilities in the U.S. with long-term Power Contracts. They enjoy a guaranteed price and market for their output and are not subject to price fluctuations for their fuel. The major business risks and considerations are keeping operating costs at a minimum through good design, preventative maintenance and attention to fuel quality, governmental policy changes and exchange rate fluctuations affecting the pound-denominated revenues from the Projects. Thus the Trust believes that these investments in a stable Western European country with a guaranteed market for the output have the potential for long-term, stable income. Because Ridgewood U.K. is not providing any capital for development and buys Projects only after they receive bank financing, most development risk is avoided. Ridgewood Power is investigating hedging and other strategies to reduce exchange rate risk when revenues from the U.K. Landfill Gas Projects become large enough to make these strategies practical.

         The Egyptian Projects are substantially riskier. These projects are being developed at remote resort hotel sites on the Red Sea which are distant from other electric and water sources. RIDCo is developing the Projects itself using local engineering personnel and contractors. Environmental, construction, legal, labor and geologic requirements are often unclear and can change unpredictably at any time. RIDCo may find it difficult to enforce contracts and other legal obligations against local suppliers or customers. RIDCo has not engaged in substantial development work either in the U.S. or outside the U.S. and has little experience in developing foreign Projects. There are no backup facilities to provide electricity or water if the Projects fail or are unusable for any period of time. Specifications for Projects have changed suddenly and unpredictably and in some cases it has been necessary for RIDCo to construct additional infrastructure. Cultural, language and political differences between Egypt and the U.S. may impair communication with personnel, cause errors and possibly cause hostile action against the Projects by employees, residents or governmental agencies. There have been occasional terrorist incidents in Egypt directed against Western tourists and tourist facilities. Further such incidents might deter tourism and make the host hotel resorts unprofitable or might even be directed against the Egyptian Projects or their personnel.

         The Projects burn light fuel oil in diesel engines, which is brought in by tanker truck. Supply interruptions, oil spills or fires are possible. Although the Projects are exposed to world oil price variations, this risk is mitigated because the Power Contracts contain price adjustments tied to fuel oil prices that should substantially transfer the risk to the customers.

         The customers of most of the Egyptian Projects are governmentally-sponsored associations of resort hotels under 10-year long-term Power Contracts with each Project. Each Project provides electricity or water or both to the entire association and bills the association for the aggregate amount. The association in turn bills its member hotels for their consumption and their share of common consumption for services such as street lighting, residential services for hotel employees, and services such as security. The associations may not have substantial assets and thus may depend on prompt payment by their members in order to meet their obligations to the Project. Their ability to enforce payment obligations may be limited, and although the Project has the ability to shut off water or power to a defaulting association member, it may be practically difficult to do so over resistance by a major employer. It is possible that the associations would fail to bill members appropriately, that disputes between the associations and members for other reasons might result in a failure to pay the associations, or that the associations for political, economic or other reasons would fail to meet their obligations to the Project. It is also possible that adverse events in the tourist industry, such as labor disputes, airline problems, shortages of personnel, changes in customer taste, environmental problems, overbuilding and international political or cultural developments could depress tourist trade to the point that the hotels or associations would be unable to pay. Other risks include currency conversion and repatriation risks, exchange rate fluctuations, taxation disputes, international hostilities, arbitrary governmental action, religious tensions, anti-foreign sentiments and legal changes. In some cases, an Egyptian Project will serve a single hotel under a 40 year contract. Although risks caused by having an association as an intermediary do not apply to this Project, the other risks discussed here will. Further, by serving a single hotel, there is less diversification of risk.

         Because of these risks and difficulties, it has been difficult to raise capital for these Projects and there is a great local demand for similar Projects. The prices for the electricity and water provided by the Projects reflect these risks and others. The Managing Shareholder believes that these risks are acceptable, because the Trust has been organized with the intention to have a somewhat diversified portfolio of investments and because the Trust will be investing in lower-risk, lower-return foreign and U.S. power Projects as well.

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

         The Trust is unable to accurately estimate the number of competitors but believes that there are many competitors at all levels and in all sectors of the industry. There are over 25 generating companies who are members of NEPOOL and who compete against the Maine Biomass Projects. The largest of those are Pacific Gas and Electric Company (approximately 4.5 gigawatts of capacity), NRG Energy Inc. (2.4 gigawatts) and Sithe Energy LLC (2.0 gigawatts). By comparison, the Trust's equity in the Maine Biomass Projects is approximately .026 gigawatt (1/173 the size of Pacific Gas and Electric's capacity), and its equity in the Maine Hydro Projects' capacity (which is sold under long-term Power Contracts and thus is not competing with other generators) is approximately .007 gigawatt.

     Please also review the discussion of changes in the industry above at (4) - Trends in the Electric Utility and Independent Power Industries.

         The Santee River Project is an innovative attempt to recycle old tires. Its primary sales competition includes chemical and tire companies that produce synthetic rubber. To date, there are no substantial competitors in the crumb rubber market but if the Project proves profitable, there are few barriers to entry. The U.K. Landfill Projects sell their output to a government agency and are not subject to competition.

         Currently, the Egyptian Projects are located in remote coastal areas that are not linked to the national electric power network and thus are not subject to substantial competition for providing electricity. The water Projects do not face substantial competition except from trucked-in water. This also means that there is no substantial backup for the Projects if they cannot operate for any reason. It is possible that in future years the national network may extend to some or all of the Project sites, in which case there might be competition.

     Please also review the discussion of changes in the industry above at (4) - Trends in the Electric Utility and Independent Power Industries.

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

(C) The Federal Power Act. The FPA grants FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce. The FPA provides FERC with ongoing as well as initial jurisdiction, enabling FERC to revoke or modify previously approved rates. Such rates may be based on a cost-of- service approach or determined through competitive bidding or negotiation. While Qualifying Facilities under PURPA are exempt from the rate-making and certain other provisions of the FPA, non-Qualifying Facilities are subject to the FPA and to FERC rate-making jurisdiction.

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

     The FPA also provides that any hydroelectric facility that is located on a navigable stream or that affects public lands or water from a government dam may not be constructed or be operated without a license from FERC. Certain facilities that were operating before 1935 are exempt, if the waterway is nonnavigable, or "grandfathered" and do not require licenses so long as the facilities are not modernized or otherwise materially altered. Licenses are granted for 30 to 50 year terms. All but six of the Maine Hydro Projects (with a rated capacity of 2.1 Megawatts) are subject to licensing. Of these eight Projects, six (with a rated capacity of 6.4 Megawatts) have current licenses that expire from time to time between the years 2019 and 2037 and two (1.5 Megawatts) are currently in the licensing process, which can take from three to five years. The Trust believes that it will obtain licenses for each of these.

     The proposed conditions for one pending license, at the Pittsfield Project on the Kennebec River (1.1 Megawatt), have been received. The Project will have to provide upstream fish passages no earlier than 2002 or, if later, the time when all dams further upstream have provided passage. The Project will also have to provide interim fish passage both upstream and downstream to the extent warranted by fishery studies; downstream mitigation measures may require the Project to restrict flow through its turbines during certain spring peak flow periods that could materially impair electricity output. Until studies are complete, it is not possible to estimate the effects of these conditions. Further, as noted above at Item 1(c)(3) - Business Narrative Description of Business - Project Operation, the licenses may include other onerous conditions. The Trust is a member of the Kennebec Hydro Developers Group, which has negotiated with Maine agencies and environmental groups for watershed-wide studies and remediation programs.

(D) Fuel Use Act. Projects that may be developed or acquired may also be subject to the Fuel Use Act, which limits the ability of power producers to burn natural gas in new generation facilities unless such facilities are also coal-capable within the meaning of the Fuel Use Act.

(E) State Regulation. State public utility regulatory commissions have broad jurisdiction over Independent Power Projects which are not Qualifying Facilities under PURPA, and which are considered public utilities in many states. In states where the wholesale or retail electricity market remains regulated, Projects that are not Qualifying Facilities may be subject to state requirements to obtain certificates of public convenience and necessity to construct a facility and could have their organizational, accounting, financial and other corporate matters regulated on an ongoing basis. Although FERC generally has exclusive jurisdiction over the rates charged by a non- Qualifying Facility to its wholesale customers, state public utility regulatory commissions have the practical ability to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of purchased power to its retail customers. In addition, states may assert jurisdiction over the siting and construction of non-Qualifying Facilities and, among other things, issuance of securities, related party transactions and sale and transfer of assets. The actual scope of jurisdiction over non-Qualifying Facilities by state public utility regulatory commissions varies from state to state.

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

     Title V of the Clean Air Act Amendments added a new permitting requirement for existing sources that requires all significant sources of air pollution to submit new applications to state agencies. Title V implementation by the states generally does not impose significant additional restrictions on the Trust's Projects, other than requirements to continually monitor certain emissions and document compliance. The Trust has filed Title V applications with the appropriate states for the Maine Biomass Projects, and has been advised by EPS that an application has been approved for the Santee River Project, which are all the Projects that are required to file. The permitting process is voluminous and protracted and the costs of fees for Title V applications, of testing and of engineering firms to prepare the necessary documentation have increased. The Trust believes that all of its facilities will be in compliance with Title V requirements with only minor modifications such as the installation of an additional catalytic converter on some engines.

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

     The Trust's Projects are subject to the reporting requirements of the Emergency Planning and Community Right-to-Know Act that require the Projects to prepare toxic release inventory release forms. These forms list all toxic substances on site that are used in excess of threshold levels so as to allow governmental agencies and the public to learn about the presence of those substances and to assess potential hazards and hazard responses. The Trust does not anticipate that this requirement will result in any material adverse effect on it.

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

(d) Financial Information about geographic areas.

         For 1999, revenues from customers not affiliated with the Trust from sources inside and outside the United States and asset locations were as follows:

Geographic
Location            Income (loss)          Assets

United States        $(503,000)          $ 40,743,000 (a)

United Kingdom         180,000             16,916,000

Egypt                 (198,000)             4,736,000


(a) Includes $1,497,000 investment in early development of Mediterranean Fiber Optic Project principally expended for U.S. goods and services.

         Long-lived assets indirectly owned by the Trust, based on the Trust's equity interest as of December 31, 1999, were as follows:
                                                    Value as stated in
Country                 Description of asset     financial statements

United States     Investments in Projects and
                           Global Fiber Group      $ 26,475,000(a)

United Kingdom    Investment in Landfill Projects    16,916,000

Egypt             Investment in Egyptian Projects     4,736,000

(a) Investment in early development of Mediterranean Fiber Optic Project principally expended for U.S. goods and services.

         Projects or investments located in one country do not have material customers from any other country.

         Disclosures of risks  associated  with these  investments  are found at
Item 1(c)(4) - Trends in the Independent Power and Other Industries.

(e)  Employees.

     The Trust has no employees. The persons described below at Item 5 - Directors and Executive Officers of the Registrant serve as executive officers of the Trust and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Trust business.

     Ridgewood Waterpure has 2 employees located in Oak Harbor, Ohio. RIDCo has approximately 10 employees located in Egypt.

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

Ridgewood  Oak Harbor, Leased                                       Design and
 Waterpure    Ohio     building                                  manufacturing
                                                                    facility

U.K.       England and Leased or 2014-     less than      n/a    Landfill gas
Landfill    Scotland   licensed# 2015      10 acres              fueled gene-
                                                                 ration plants


Egyptian five sites Leased by n/a       less than      n/a    Electric gen-
                  in Egypt   joint                10 acres      erating or
                       venture*                                water desali-
                                                               nation facil-
                                                                  ties

*Joint venture equally owned by Trust and Power IV.
#  Joint venture to be equally owned by Trust and Growth Fund.

     The Trust owns less than 50% of the equity interest in the Maine Biomass, Santee River, Mediterranean Fiber Optic, Quantum and Metasound investments.

     The Trust believes that these properties are currently adequate for current operations at those sites.

Item 3.  Legal Proceedings.

         In October 1998, Indeck Maine brought two administrative complaints before FERC, naming ISO-New England and the New England Power Pool as defendants, alleging that the defendants had violated their own rules and applicable FERC orders in denying pooled transmission facility status for the transmission links between Indeck Maine's two Projects and the ISO's other transmission facilities. In February 1999, FERC rejected the complaints. Indeck Maine is considering whether to bring a new action together with other NEPOOL members based on new facts.

         In March 2000 Indeck Maine intervened in a complaint before FERC, Dighton Power Assoc., L.P. et. al. v. ISO-New England, Inc., Docket No.
EL00-40-000, in which several generators alleged that the ISO had improperly capped operable capability prices during emergency conditions in NEPOOL. See
Item 1(c)(3)(ii) - Plant Operation - Maine Biomass Projects, above. The complaint requests FERC to rule that the operable capability prices should be based on the highest bids on those dates. If this were successful, the Maine Biomass Projects might be entitled to substantial additional payments from the ISO. The matter is in the preliminary stages of pleading and motion practice. Indeck Maine intends to participate vigorously in the proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Trust has not submitted any matters to a vote of its security holders during the fourth quarter of 1999.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Trust sold 932.8875 Investor Shares of beneficial interest in the Trust in its private placement offering, which concluded on April 15, 1998. There is currently no established public trading market for the Investor Shares and the Trust does not intend to allow a public trading market to develop. As of the date of this Annual Report on Form 10-K, all such Investor Shares have been issued and are outstanding. There are no outstanding options or warrants to purchase, or securities convertible into, Investor Shares.

     Investor Shares are restricted as to transferability under the Declaration, as well as under federal and state laws regulating securities. See Item 11(d) - Description of Registrant's Securities to be Registered - Restrictions on Transfer of Investor Shares. The Investor Shares have not been and are not expected to be registered under the Securities Act of 1933, as amended (the "1933 Act"), or under any other similar law of any state (except for certain registrations that do not permit free resale) in reliance upon what the Trust believes to be exemptions from the registration requirements contained therein. Because the Investor Shares have not been registered, they are "restricted securities" as defined in Rule 144 under the 1933 Act. As of the date of this Registration Statement, no Investor Shares are sellable under Rule 144 because the requirements of Rule 144(c) have not been met.

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

(b)  Holders

     As of the date of this Annual Report on Form 10-K, there are 1,611 record holders of Investor Shares.

(c)  Dividends

     The Trust made distributions as follows in 1998 and 1999:

                                         Year ended December 31,
                                            1998        1999
Total distributions to Investors        $4,089,130   $ 3,904,757
Distributions per Investor Share             4,383         4,186
Distributions to Managing Shareholder       41,304        39,412

     Distributions have been made on a quarterly basis since April 1997. The Trust's ability to make future distributions to Investors and their timing will depend on the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses. Because all Ridgewood Power programs have converted their distribution schedule to a quarterly basis, the Trust will continue quarterly distributions rather than moving to a monthly basis as previously expected.

     The Trust made distributions at the rate of 4.2% in 1999 and does not anticipate that distributions during 2000 will be at a substantially higher rate. This is because distributions from the Maine Hydro Projects during 1998 reflected higher than average water flows, which may not recur, because of the 7.5% decrease in the Maine Hydro Projects' electricity rates, because the Maine Biomass Projects may continue to incur losses until at least 2001 and because the Santee River Project is not anticipated to begin operation before late 2000 and may not show operating profits for some additional time after that. Further, if adverse events were to occur, the Trust may be required to reduce distributions from existing levels.

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

                                                                                As of and for the
                                                                         Period from Commencement
                                                                               of Share Offering
                                     As of and for the Years                     (April 12, 1996)
                                       Ended December 31,                              through
                                    1999               1998            1997     December 31, 1996

Interest income                    $1,476,695       $ 2,767,348    $ 1,003,276    $      158,236
Total revenue (loss)                 (520,768)        3,020,949        844,877           257,460
Net income (loss)                  (4,975,059)       (2,643,662)    (1,345,153)         (114,375)
Net assets (shareholders'
  equity)                          60,433,793        69,216,738     53,046,118        14,501,931
Investments                        48,127,301        27,075,657     13,466,706         7,133,340
Total assets                       62,395,597        71,735,025     54,469,925        14,945,301
Long-term obligations                       0                 0              0                 0
Per Share of Trust
 Interest:
  Revenues (loss)                        (558)             3,238          1,108             1,418
  Net income (loss)                    (5,333)           (2,834)        (1,763)             (630)
  Net asset value                      64,983            74,303         69,342            79,856
Distributions to Investors              4,186             4,383          1,833             1,466


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Introduction

         The following discussion and analysis should be read in conjunction with the Trust's consolidated financial statements and the notes thereto presented below. Dollar amounts in this discussion are generally rounded to the nearest $1,000.

The consolidated financial statements include the accounts of the Trust and Ridgewood Waterpure Corporation. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects, Maine Biomass Projects, Santee River Rubber Project, Quantum Conveyor, MetaSound Systems, the United Kingdom Landfill Projects, the Egypt Projects and the Mediterranean Fiber Optic Project/GFG.

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

The Santee River Rubber Project, which is currently in the construction phase, will process waste tires and generate high quality crumb rubber. Assuming that the plant functions as specified and that the price received for the crumb rubber from customers is as forecast, the Project should begin profitable operations in third quarter of 2000.

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

The Trust and the Growth Fund are developing several projects that will sell power and potable water to hotels in Egypt. The projects will have contracts with the hotels with terms of 10 to 40 years. The first of these projects is expected to begin operation in the first half of 2000.

The Trust and the Growth Fund also purchased a 25% interest in GFG. GFG expects to be the co-developer of a large Mediterranean fiber optic project scheduled to close in the second quarter of 2000. The Trust and Growth Fund expect to fund approximately $18 million of this Mediterranean Fiber Optic project when it closes.

The Trust, through a subsidiary, purchased five landfill gas fired plants in the United Kingdom which have contracts to sell the electricity to a quasi autonomous non-governmental organization an inflation adjusted price for 15 years. The Growth Fund is expected to provide additional funds to the subsidiary to acquire additional plants as they are developed. To the extent that the Growth Fund provides funds, it will receive an undivided interest in the entire package of plants.

Additional trends affecting the independent power industry generally are described at Item 1 - Business.

Results of Operations

The year ended December 31, 1999 compared to the year ended December 31, 1998.

In 1999, the Trust had a net loss of $4,975,0000 as compared to a net loss of $2,644,000 in 1998. The 1999 and 1998 losses include the following results from projects:


Project                                              1999           1998
----------------------------------------          -----------    -----------

Maine Hydro Projects ............            (2)   $   849,000    $   658,000
Maine Biomass Projects ..........            (2)    (1,007,000)      (694,000)
Santee River Rubber .............            (2)        98,000        363,000
MetaSound Systems ...............            (2)    (1,526,000)       (61,000)
Quantum Conveyor ................            (2)      (346,000)       (12,000)
WaterPure Corporation ...........            (1)      (979,000)    (1,881,000)
Egypt Projects ..................            (2)      (198,000)          --
Mediterranean Fiber Optic Project            (2)       (49,000)          --
United Kingdom Landfill Project .            (2)       180,000       (131,000)

(1) Earnings, net of minority interest.
(2) Equity interest in income (loss) of the project.

The increase in income from the Maine Hydro Projects reflects higher revenues in 1999 compared to 1998. The improved revenues reflected higher-than-average rainfall and snowfall, which increased water flow through the hydroelectric dams.

The increase in the loss from the shutdown Maine Biomass Projects from 1998 to 1999 reflects the cost of periodically operating the plant more frequently in 1999 compared to 1998. As discussed at Item 1 - Buiness, the projects are in dispute with the ISO/New England over the payment of certain revenues related to the plants' operation in 1999. The disputed payments were not recorded as income by the projects pending resolution of the disputes.

The Trust income from the Santee River Rubber project in 1999 was lower than in 1998 reflecting the Trust's share of the cost of marketing and administration as the plant is constructed

The increase in the loss related to MetaSound Systems reflects the Trust's ownership of its investment for a full year in 1999 compared to one month in 1998. MetaSound Systems' losses are a result of the marketing and sales costs of introducing its digital audio marketing products.

The increase in the Trust's loss related to Quantum Conveyor primarily reflects the Trust's ownership of its investment for a full year in 1999 compared to four months in 1998 as well as more aggressively marketing its conveyor systems.

WaterPure's 1999 loss related to the research and development of the Superstill water distillation technology. WaterPure Corporation's net loss for 1998 primarily reflected the cost of acquiring the assets of Superstill Corporation, a company in Chapter 11 bankruptcy. Included in the assets acquired from Superstill Corporation was in-process research and development with an estimated fair value of $1,970,000. In accordance with generally accepted accounting principles, this amount was written-off in the statement of operations.

The Trust recorded $198,000 of losses in 1999 related to its 50% interest in the Egypt projects that are under development. The losses primarily relate to the administrative costs of Ridgewood's Egyptian office.

The Trust recorded a loss of $49,000 in 1999 related to its investment in GFG. The Trust and the Growth Fund own a 25% interest in GFG which expects to be the co-developer of a large Mediterranean fiber optic project scheduled to close in the second quarter of 2000. The Trust and Growth Fund expect to fund approximately $18 million of the Mediterranean Fiber Optic when it closes.

The Trust recorded $180,000 of income from its June 1999 investment in five United Kingdom landfill gas fired plants.

Interest income at the Trust level increased to $1,246,000 in 1999 from $2,709,000 in 1998 as a result of the lower average cash balances on hand during the year.

Excluding the $1,970,000 charge in 1998 discussed above related to the acquisition of Waterpure Corporation, Trust-level expenses in 1999 were consistent with 1998 levels. Although the management fee increased by $772,000 as a result of the fee being charged for a full year in 1999, reimbursements to the Managing Shareholder decreased by $794,000. Investment fees declined by $337,000 (98%) as a result of the termination of the share offering in April 1998.

The year ended December 31, 1998 compared to the year ended December 31, 1997.

In 1998, the Trust had a net loss of $2,644,000 as compared to a net loss of $1,345,000 in 1997. The 1998 and 1997 losses include the following results from projects:

Project                                    1998          1997
------------------------------------     ----------    -----------

Maine Hydro Projects .            (2)   $   658,000    $   522,000
Maine Biomass Projects            (2)      (694,000)      (680,000)
Santee River Rubber ..            (2)       363,000           --
MetaSound Systems ....            (2)       (61,000)          --
Quantum Conveyor .....            (2)       (12,000)          --
WaterPure Corporation             (1)    (1,881,000)          --

(1)      Equity interest in income (loss) of the project.
(1)      Loss, net of minority interest

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

Liquidity and Capital Resources

In 1999, the Trust's operating activities used cash of $3,186,000 compared to $2,782,000 in 1998 as a result of lower Trust interest income and increased research and development costs at its consolidated WaterPure subsidiary. This was partially offset by less use of cash in 1999 for working capital compared to 1998, when significant cash was used to pay down current liabilities.

In 1999, the Trust used $21,011,000 in its investing activities, primarily the purchase of its interest in the United Kingdom Landfill Projects, the Egypt Projects and the Mediterranean Fiber Optic Project/GFG. In 1998, the Trust used $14,021,000 in its investing activities, primarily the purchase of its interest in Santee River Rubber, Quantum Conveyor and MetaSound Systems.

In 1999, financing activities used $3,876,000 of cash compared to generating $18,814,000 of cash in 1998. The 1998 financing activities included $22,945,000 of cash from net shareholders' contributions from the offering which ceased in April 1998.

As of December 31, 1999, the Trust had $14,759,000 of cash on hand. The Trust anticipates investing most of these funds in new projects in 2000.

During the fourth quarter of 1997, the Trust and Fleet Bank,N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to Investors. There were no borrowings under the line of credit in 1999 or 1998.

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

The Trust anticipates that, during 2000, its cash flow from operations, unexpended offering proceeds and line of credit facility will be adequate to fund its obligations.

Year 2000 Remediation

     The Managing Shareholder and its affiliates began year 2000 review and planning in early 1997. After initial remediation was completed, a more intensive review discovered additional issues and the Managing Shareholder began a formal remediation program in late 1997. All remediation and testing were completed by October 31, 1999 and no material malfunctions have been discovered through the date of this filing.

     The accounting, network and financial packages for the Ridgewood companies are basically off-the-shelf packages that were remediated, where necessary, by obtaining patches or updated versions. The Trust's allocable portion of the cost of upgrades that were accelerated because of the Year 2000 problem was less than $1,000.

     The Managing Shareholder has two major systems affecting the Trust that rely on custom-written software, the subscription/investor relations and investor distribution systems, which maintain individual investor records and effect disbursement of distributions to Investors. These were remediated in 1999, including the elements of those systems used to generate internal sales reports and other internal reports. Although these were not designated mission-critical, they were also successfully remediated by October 31, 1999. Some subsystems are being remediated using the "sliding window" technique, in which two digit years less than a threshold number are assumed to be in the 2000's and higher two digit numbers are assumed to be in the 1900's. Although this will allow compliance for several years beyond the year 2000, eventually those systems will have to be rewritten again or replaced. The Managing Shareholder expects that the ordinary course of system upgrading will eventually cure this problem.

     The Trust's share of the incremental cost for Year 2000 remediation of this custom written software and related items for 1998 and prior years was approximately $12,250 and was approximately $11,500 for 1999.

     Each of the Trust's electric generating facilities, as well as Waterpure and the Egyptian developments, was reviewed in 1999 by RPMCo personnel to determine if its electronic control systems contained software affected by the Year 2000 problem or contain embedded components that contain Year 2000 flaws. To date the Trust has discovered no systems having a material impact on output, environmental compliance, recordkeeping or any other material impact that have Year 2000 concerns. The Maine Biomass Projects contained certain embedded chips that were replaced before December 31, 1999 at a nominal cost. The Trust's share of the estimated costs of the review and of any minor upgrades or rehabilitation was less than $25,000. The operators of the Santee River Project and the management teams of MetaSound and Quantum have informed the Managing Shareholder that their equipment and programs are year-2000 compliant and that they and their customers and suppliers have not experienced any material year 2000 malfunctions.

     The Managing Shareholder and its affiliates do not significantly rely on computer input from suppliers and customers and thus are not directly affected by other companies' Year 2000 compliance. No material adverse effects from customers' or suppliers' Year 2000 problems have occurred.

     Based on its internal evaluations and the risks and contexts identified by the Commission in its rules and interpretations, the Trust believes that Year 2000 issues relating to its assets and remediation program will not have a material effect on its facilities, financial position or operations, and that the costs of addressing the Year 2000 issues will not have a material effect on its future consolidated operating results, financial condition or cash flows. However, this belief is based upon current information, and there can be no assurance that unanticipated problems will not occur or be discovered that would result in material adverse effects on the Trust.

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

                              December 31, 1999
                             Expected Maturity Date
                                     2000
                                    (U.S. $)

Bank Deposits and Commercial
  Paper                               $14,759,184
Average interest rate                    %5.6


Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements
Report of Independent Accountants ..............   F-2
Balance Sheets at December 31, 1999 and 1998 ...   F-3
Statement of Operations for Years Ended
  December 31, 1999, 1998 and 1997 .............   F-4
Statement of Changes in Shareholders' Equity for
  Years Ended December 31, 1999, 1998 and 1997 .   F-5
Statement of Cash Flows for
  Years Ended December 31, 1999, 1998 and 1997
 F-6
Notes to Financial Statements ..................   F-7 to F-17

Financial Statements for Maine Hydro Projects
Financial Statements for Maine Biomass Projects
Financial Statements for U.K. Landfill Gas Projects
Financial Statements for MetaSound Systems, to be filed by amendment

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a)  General.

     As Managing Shareholder of the Trust, Ridgewood Power LLC has direct and exclusive discretion in management and control of the affairs of the Trust (subject to the general supervision and review of the Independent Trustees and the Managing Shareholder acting together as the Board of the Trust). The Managing Shareholder will be entitled to resign as Managing Shareholder of the Trust only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder) or (ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

     Ridgewood Holding, which was incorporated in April 1992, is the Corporate Trustee of the Trust.

(b)      Managing Shareholder.

     Ridgewood Power Corporation was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships which are organized to participate in the development, construction and ownership of Independent Power Projects. It organized the Trust and acted as managing shareholder until April 1999. On or about April 21, 1999 it was merged into the current Managing Shareholder, Ridgewood Power LLC. Ridgewood Power LLC was organized in early April 1999 and has no business other than acting as the successor to Ridgewood Power Corporation.

     Robert E. Swanson has been the President, sole director and sole stockholder of Ridgewood Power Corporation since its inception in February 1991 and is now the controlling member, sole manager and President of the Managing Shareholder. All of the equity in the Managing Shareholder is or will be owned by Mr. Swanson or by family trusts. Mr. Swanson has the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them.

     The Managing Shareholder has also organized Ridgewood Electric Power Trust I ("Ridgewood Power I"), Ridgewood Electric Power Trust II ("Ridgewood Power II"), Ridgewood Electric Power Trust IV ("Ridgewood Power III"), Ridgewood Electric Power Trust V ("Power IV") and The Ridgewood Power Growth Fund (the "Growth Fund") as Delaware business trusts to participate in the independent power industry. Ridgewood Power LLC is now also their managing shareholder. The business objectives of these five trusts are similar to those of the Trust.

     A number of other companies are affiliates of Mr. Swanson and Ridgewood Power. Each of these also was organized as a corporation that was wholly-owned by Mr. Swanson. In April 1999, most of them were merged into limited liability companies with similar names and Mr. Swanson became the sole manager and controlling owner of each limited liability company. For convenience, the remainder of this Memorandum will discuss each limited liability company and its corporate predecessor as a single entity.

     The Managing Shareholder is an affiliate of Ridgewood Energy Corporation("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust over the last 17 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities LLC ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the six trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Capital Management LLC ("Ridgewood Capital"), which assists in offerings made by the Managing Shareholder and which is the sponsor of four privately offered venture capital funds (the Ridgewood Capital Venture Partners and Ridgewood Capital Venture Partners II funds); Ridgewood Power VI LLC ("Power VI"), which is a managing shareholder of the Growth Fund, and RPMCo. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

      Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

     Robert E. Swanson, age 53, has also served as President of the Trust since its inception in November 1992 and as President of RPMCo, Ridgewood Power I, Ridgewood Power II, Ridgewood Power III, Power IV and the Growth Fund, since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I and II venture capital funds. In addition, he has been President and sole or controlling owner of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

     Robert L. Gold, age 41, has served as Executive Vice President of the Managing Shareholder, RPMCo, Ridgewood Power I, the Trust, Ridgewood Power II, Ridgewood Power III, Ridgewood Power IV and the Growth Fund since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Capital Venture Partners I and II funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through
September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

     Thomas R. Brown, age 45, joined the Managing Shareholder in November 1994 as Senior Vice President and holds the same position with the Trust, RPMCo and each of the other trusts sponsored by the Managing Shareholder. He became Chief Operating Officer of the Managing Shareholder, RPMCo and the Ridgewood Power I through V trusts in October 1996, and is the Chief Operating Officer of the Growth Fund. Mr. Brown has over 20 years' experience in the development and operation of power and industrial projects. From 1992 until joining the Managing Shareholder he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Brown was Project Manager for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed power plant. Between 1990 and 1992 Mr. Brown was Deputy Project Manager at Inter-Power of Pennsylvania, where he successfully developed a 106 megawatt coal fired facility. Between 1982 and 1990 Mr. Brown was employed by Pennsylvania Electric Company, an integrated utility, as a Senior Thermal Performance Engineer. Prior to that, Mr. Brown was an Engineer with Bethlehem Steel Corporation. He has an Bachelor of Science degree in Mechanical Engineering from Pennsylvania State University and an MBA in Finance from the University of Pennsylvania. Mr. Brown satisfied all requirements to earn the Professional Engineer designation in 1985.

     Martin V. Quinn, age 52, assumed the duties of Chief Financial Officer of the Managing Shareholder, the Trust, the prior four trusts organized by the Managing Shareholder and RPMCo in November 1996 under a consulting arrangement. He became a full-time officer of the Managing Shareholder and RPMCo in April 1997 and is now also Chief Financial Officer of the Growth Fund. He is also the Chief Financial Officer of Ridgewood Capital and of Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC.

     Mr. Quinn has 31 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly-traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President- Controller and Chief Accounting Officer for his last six years and Vice President-Corporate Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of Price Waterhouse, and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

     Mary Lou Olin, age 47, has served as Vice President of the Managing Shareholder, RPMCo, Ridgewood Capital, the Trust, Ridgewood Power I, Ridgewood Power II, Ridgewood Power III, Power IV and the Growth Fund since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

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

     The Board of the Trust (including both initial Independent Trustees) have approved the initial Management Agreement and its renewals. Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement will remain in effect until January 4, 2001 and year to year thereafter as long as it is approved at least annually by (i) either the Board of the Trust or a majority in interest of the Investors and (ii) a majority of the Independent Trustees. The agreement is subject to termination at any time on 60 days' prior notice by the Board, a majority in interest of the Investors or the Managing Shareholder. The agreement is subject to amendment by the parties with the approval of (i) either the Board or a majority in interest of the Investors and
(ii) a majority of the Independent Trustees.

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

     The Independent Review Panel provisions were included in the Declaration in recognition that the Trust's investment program anticipates significant co-investment by the Trust in Projects in which other Ridgewood Programs will invest. In particular, the investment in the Maine Hydro Projects involved a $7 million co- investment with Power IV and the investment in the Maine Biomass Projects also involved a $7 million co-investment with Power IV. The Managing Shareholder intends to have the Venture Funds co-invest in Quantum and in MetaSound and it is possible that future projects might involve co-investment with the Growth Fund or the Venture Fund. The Managing Shareholder concluded that given the potential conflicts of interest and the additional complexities and responsibilities that characterize co-investment decisions, the Trust should create a mechanism for independent review and approval of co-investments.

     The Managing Shareholder designated the initial Panel of two Panel Members. All incumbent Panel Members must consent for the Panel to take action. A majority of the Managing Shareholder and the incumbent Panel Members, acting together, may authorize an increase to no more than eight Panel Members (or a decrease to not fewer than two) and may fill vacancies on the Panel within 180 days. If there is no incumbent Panel Member, however, vacancies must be filled by the Managing Shareholder with the approval of a Majority of the Investors. A Panel Member may not be an Affiliate of the Trust and may not be an investment advisor or underwriter for the Trust, a person beneficially owning five percent or more of the Investor Shares, an entity in which the Trust beneficially owns five percent or more of the outstanding equity securities, an agent or employee of the Trust or its subsidiaries, a member of the immediate family of any individual described above, or a person who served at any time after the beginning of the second-to-last full calendar year as legal counsel to the Trust or the Managing Shareholder, or a partner, principal or employee of that legal counsel.

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

     The current Panel Members are Ralph O. Hellmold, Jonathan C. Kaledin, and Joseph Ferrante, Jr. who also serve as independent trustees of two Prior Programs, Ridgewood Power II and Ridgewood Power III. Both are independent power programs sponsored by the Managing Shareholder. Independent panel members must approve transactions between their program and the Managing Shareholder or companies affiliated with the Managing Shareholder, but have no other responsibilities. Neither Mr. Hellmold nor Mr. Kaledin nor Mr. Ferrante is otherwise affiliated with the Trust, any of the Trust's officers or agents, the Managing Shareholder, any other Trustee, any affiliates of the Managing Shareholder and any other Trustees, or any director, officer or agent of any of the foregoing.

     Ralph O. Hellmold, age 59, is founder, sole shareholder and President of Hellmold Associates, Inc., an investment banking firm and investment adviser specializing in working with troubled companies or their creditors to raise capital, divest businesses and restructure liabilities, whether in or outside bankruptcy. Other financial advisory services provided by Hellmold Associates, Inc. include mergers and acquisitions advice, valuations, fairness opinions and expert witness testimony. In addition to working with troubled companies or their creditors, Hellmold Associates, Inc. also acts as general partner of funds which invest in the securities of financially distressed companies.

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

     Jonathan C. Kaledin, age 42, has been New York Regional Counsel of The Nature Conservancy, the international land conservation organization, since September 1995. From 1990 to June 1995, he was the Executive Director of the National Water Funding Council ("NWFC"), an advocacy and public affairs organization representing municipalities, businesses, financial institutions and others on the financial aspects of clean water infrastructure projects required by the federal Clean Water Act and the federal Safe Drinking Water Act. Prior to running the NWFC, Mr. Kaledin practiced law in both the private and public sectors, specializing in environmental and real estate matters. Mr. Kaledin received his undergraduate degree magna cum laude from Harvard College and a law degree from New York University.

         The Independent Trustees and the Managing Shareholder expanded the number of Independent Trustees to three in January 2000 and elected Joseph
Ferrante, Jr. as the additional Independent Trustee. Mr. Ferrante, age 55, has been a lawyer in private practice in Ridgewood, New Jersey for more than five years specializing in business and taxation matters. He received a Juris Doctor degree in law from the George Washington University in 1970 and his undergraduate degree from the Johns Hopkins University. He advises a large number of start-up and entrepreneurial companies.

(f)  Corporate Trustee

     The Corporate Trustee of the Trust is Ridgewood Holding. Legal title to Trust property is now and in the future will be in the name of the Trust, if possible, or Ridgewood Holding as trustee. Ridgewood Holding is also a trustee of Ridgewood Power I, Ridgewood Power II, Ridgewood Power III, Power IV, the Growth Fund and of an oil and gas business trust sponsored by Ridgewood Energy and is expected to be a trustee of other similar entities that may be organized by the Managing Shareholder and Ridgewood Energy. The President, sole director and sole stockholder of Ridgewood Holding is Robert E. Swanson; its other executive officers are identical to those of the Managing Shareholder. The principal office of Ridgewood Holding is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

(g)  Section 16(a) Beneficial Ownership Reporting Compliance

     All individuals subject to the requirements of Section 16(a) have complied with those reporting requirements during 1999.

(h)  RPMCo.

     As discussed above at Item 1 - Business, RPMCo assumed day- to-day management responsibility for the Maine Biomass Projects in March 1999. Like the Managing Shareholder, RPMCo is wholly owned by Robert E. Swanson. It will enter into an "Operation Agreement" with the Indeck Maine Energy, LLC under which RPMCo, under the supervision of the Managing Shareholder, will provide the management, purchasing, engineering, planning and administrative services for the Providence Project. RPMCo will charge the Trust at its cost for these services and for the Trust's allocable amount of certain overhead items. RPMCo shares space and facilities with the Managing Shareholder and its affiliates. To the extent that common expenses can be reasonably allocated to RPMCo, the Managing Shareholder may, but is not required to, charge RPMCo at cost for the allocated amounts and such allocated amounts will be borne by the Trust and other programs. Common expenses that are not so allocated will be borne by the Managing Shareholder.

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

     Douglas V. Liebschner, age 52, joined RPMCo in June 1996 as Vice President of Operations. He has over 27 years of experience in the operation and maintenance of power plants. From 1992 until joining RPMCo, he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Liebschner was Operations Supervisor for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed ("CFB") power plant. Between 1989 and 1992, he supervised operations of a waste to energy plant in Poughkeepsie, N.Y. and an anthracite-waste-coal-burning CFB in Frackville, Pa. From 1969 to 1989, Mr. Liebschner served in the U.S. Navy, retiring with the rank of Lieutenant Commander. While in the Navy, he served mainly in billets dealing with the operation, maintenance and repair of ship propulsion plants, twice serving as Chief Engineer on board U.S. Navy combatant ships. He has a Bachelor of Science degree from the U.S. Naval Academy, Annapolis, Md.

 Item 11.  Executive Compensation.

     The Trust reimburses RPMCo at cost for services provided by RPMCo's employees and reimburses the Managing Shareholder at allocated cost for services outside the scope of the Management Agreement; no such reimbursement per employee exceeded $60,000 in 1998 or 1999. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 Certain Relationships and Related Transactions.

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

     The Trust made distributions to the Managing Shareholder (which is a member of the Board of the Trust) and Investors in 1998 and 1999 as stated at Item 5 - Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters. The Trust paid fees to the Managing Shareholder and its affiliates as follows:

Fee                    Paid to        1999         1998      1997         1996

Investment fee        Managing
                      Shareholder   $     ---    $337,158 $1,145,212   $33,346
Placement agent fee   Ridgewood
 and sales commis-    Securities
 sions                Corporation         ---     277,008    572,606   166,673
Organizational,       Managing
 distribution and     Shareholder
 offering fee                             ---   1,448,944  3,435,636 1,000,038
Management fee        Managing
                      Shareholder   2,377,941   1,606,269        ---       ---
Due diligence         Managing
 expenses             Shareholder     969,793     830,823    603,639     4,500
Reimbur-              Managing
 sements           Shareholder            ---     793,654    392,752       ---

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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

 (a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

 (b) Reports on Form 8-K.

     No Form 8-K was filed with the Commission by the Registrant during the quarter ending December 31, 1999.

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

     10.D. Operation, Maintenance and Administration Agreement, dated November __, 1996, by and among Ridgewood Maine Hydro Partners, L.P., CHI Operations, Inc. and Consolidated Hydro, Inc. Incorporated by reference to Exhibit 10 of the Current Report on Form 8-K filed by Ridgewood Electric Power Trust IV (Commission File No.0-25430, CIK 0000930364) with the Commission on January 8, 1997.

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

     10.G. Amended and Restated Operating Agreement of Indeck Maine Energy, L.L.C., dated as of June 11, 1997. Incorporated by reference to Exhibit 2.B. of Amendment No. 1 to Current Report on Form 8-K filed by Ridgewood Electric Power Trust IV (Commission File No.0-25430, CIK 0000930364) dated July 1, 1997.

     10.H.  Omitted.  No longer in force.

     10.I. Limited Liability Company Agreement of Santee River Rubber Company, LLC. Page

The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to agreements filed as exhibits to the Commission upon request.


     21.   Subsidiaries of the Registrant               Page
     24.   Powers of Attorney                           Page
     27.   Financial Data Schedule                      Page

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                     Title                          Date



RIDGEWOOD ELECTRIC POWER TRUST V (Registrant)

By:/s/ Robert E. Swanson    President and Chief    April 14, 2000
       Robert E. Swanson     Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson    President and Chief    April 14, 2000
       Robert E. Swanson     Executive Officer

By:/s/ Martin V. Quinn      Senior Vice President and
       Martin V. Quinn    Chief Financial Officer  April 14, 2000

By:/s/ Christopher I. Naunton   Chief Accounting Officer    April 14, 2000
       Christopher I. Naunton

RIDGEWOOD POWER LLC  Managing Shareholder  April 14, 2000

By:/s/ Robert E. Swanson    President
       Robert E. Swanson

 /s/ Robert E. Swanson  *   Independent Panel Member   April 14, 2000
       Ralph O. Hellmold

 /s/ Robert E. Swanson  *   Independent Panel Member    April 14, 2000
       Jonathan C. Kaledin

 /s/ Robert E. Swanson  *   Independent Panel Member    April 14, 2000
       Joseph Ferrante, Jr.

*  As attorney-in-fact for the Independent Trustee

                        Ridgewood Electric Power Trust V

                        Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

                        Report of Independent Accountants


To the Shareholders and Trustee of
Ridgewood Electric Power Trust V:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust V (the "Trust") and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
New York, NY
March 24, 2000

Ridgewood Electric Power Trust V
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                       December 31,
                                                  1999             1998
                                               ------------    ------------
Assets:
Cash and cash equivalents ..................   $ 14,759,184    $ 42,832,241
Due from affiliates ........................        675,185       1,165,140
Other current assets .......................        404,351         262,489
                                               ------------    ------------
  Total current assets .....................     15,838,720      44,259,870

Investments:
    Maine Hydro Projects ...................      5,663,505       6,217,289
    Maine Biomass Projects .................      5,825,271       6,306,817
    MetaSound Systems ......................        921,163       2,447,413
    Quantum Conveyor .......................      2,810,410       3,096,170
    Santee River Rubber ....................      8,186,456       9,007,968
    Egypt Projects .........................      4,736,093            --
    Mediterranean Fiber Optic Project/GFG ..      1,497,670            --
    United Kingdom Landfill Projects .......     16,916,309            --

Deferred due diligence costs ...............           --           399,498
                                               ------------    ------------
  Total assets .............................   $ 62,395,597    $ 71,735,025
                                               ------------    ------------

Liabilities and shareholders' equity:

Liabilities:
Accounts payable and accrued expenses ......   $    174,857    $    194,531
Due to affiliates ..........................        449,178         593,582
                                               ------------    ------------
  Total current liabilities ................        624,035         788,113
                                               ------------    ------------

Minority interest ..........................      1,337,769       1,730,174

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (932.8875 investor
 shares issued and
       outstanding) ........................     60,644,421      69,429,387
Subscription receivable ....................        (23,000)       (113,500)
                                               ------------    ------------
  Shareholders' equity, net ................     60,621,421      69,315,887
Managing shareholder's accumulated deficit
 (1 management share
       issued and outstanding) .............       (187,628)        (99,149)
                                               ------------    ------------
  Total shareholders' equity ...............     60,433,793      69,216,738
                                               ------------    ------------

  Total liabilities and shareholders' equity   $ 62,395,597    $ 71,735,025
                                               ------------    ------------





        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                            For the Year Ended December 31,
                                     -----------------------------------------
                                          1999         1998           1997
                                     -----------    -----------    -----------
Revenue:
Interest income ..................   $ 1,476,695    $ 2,767,348    $ 1,003,276
Equity interest in incom
 (loss) of:
 Maine Hydro Projects ............       849,456        657,989        521,710
 Maine Biomass Projects ..........    (1,006,796)      (694,321)      (680,109)
 MetaSound Systems ...............    (1,526,250)       (61,227)          --
 Quantum Conveyor ................      (345,760)       (12,191)          --
 Santee River Rubber .............        98,488        363,351           --
 Egypt Projects ..................      (197,759)          --             --
 Mediterranean Fiber Optic
 Project/GFG .....................       (49,163)          --             --
 United Kingdom Landfill Projects        180,321           --             --
                                     -----------    -----------    -----------

Total (loss) revenue .............      (520,768)     3,020,949        844,877
                                     -----------    -----------    -----------
Expenses:
Investment fee paid to the
 managing shareholder ............          --          337,158      1,145,212
Project due diligence costs ......       969,793        830,823        603,639
Management fees ..................     2,377,941      1,606,269           --
Allocated management costs .......          --          793,654        392,752
Accounting and legal fees ........       100,104         59,719         30,130
Purchased research and development          --        1,969,951           --
Research and development .........     1,258,816           --             --
Other expenses ...................       140,042         40,342         18,297
                                     -----------    -----------    -----------

Total expenses ...................     4,846,696      5,637,916      2,190,030
                                     -----------    -----------    -----------

Loss from operations .............    (5,367,464)    (2,616,967)    (1,345,153)

Minority interest in loss
 (income) of consolidated
    subsidiaries .................       392,405        (26,695)          --
                                     -----------    -----------    -----------

Net loss .........................   $(4,975,059)   $(2,643,662)   $(1,345,153)
                                     -----------    -----------    -----------




        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Changes In Shareholders' Equity
For The Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

                                                    Subscription     Managing
                                    Shareholders     Receivable     Shareholder        Total
                                    ------------    ------------    ------------    ------------

Shareholders' equity, January
 1, 1997 (181.6 investor
  shares and 1 management share)    $ 14,566,764    $    (61,000)   $     (3,833)   $ 14,501,931

Capital contributions, net
 (581.2 investor shares) ........     49,845,474      (8,543,653)           --        41,301,821

Cash distributions ..............     (1,398,357)           --           (14,124)     (1,412,481)

Net loss for the year ...........     (1,331,702)           --           (13,451)     (1,345,153)
                                    ------------    ------------    ------------    ------------

Shareholders' equity, December
 31, 1997 (762.8  investor
 shares and 1 management share) .     61,682,179      (8,604,653)        (31,408)     53,046,118

Capital contributions, net
 (170.0875 investor shares) .....     22,944,716       8,491,153            --        22,944,716

Cash distributions ..............     (4,089,130)           --           (41,304)     (4,130,434)

Net loss for the year ...........     (2,617,225)           --           (26,437)     (2,643,662)
                                    ------------    ------------    ------------    ------------

Shareholders' equity, December
 31, 1998 (932.8875  investor
 shares and 1 management share) .     69,429,387        (113,500)        (99,149)     69,216,738

Capital contributions, net ......        (22,638)         90,500            --            67,862

Cash distributions ..............     (3,904,757)           --           (39,412)     (3,944,169)

Net loss for the year ...........     (4,925,308)           --           (49,751)     (4,975,059)

Cumulative translation adjustment         67,737            --               684          68,421
                                    ------------    ------------    ------------    ------------

Shareholders' equity, December
 31, 1999 (932.8875  investor
shares and 1 management share) ..   $ 60,644,421    $    (23,000)   $   (187,628)   $ 60,433,793
                                    ------------    ------------    ------------    ------------

Ridgewood Electric Power Trust V
Consolidated Statement of Comprehensive
Loss
--------------------------------------------------------------------------------

                                           For the Year Ended December 31,
                                    -----------------------------------------
                                      1999            1998            1997
                                    -----------    -----------    -----------

Net loss ........................   $(4,975,059)   $(2,643,662)   $(1,345,153)

Cumulative translation adjustment        68,421           --             --
                                    -----------    -----------    -----------

Comprehensive loss ..............   $(4,906,638)   $(2,643,662)   $(1,345,153)
                                    -----------    -----------    -----------



        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                           For the Year Ended December 31,
                                 --------------------------------------------
                                     1999           1998             1997
                                 ------------    ------------    ------------
Cash flows from operating
 activities:
Net loss .....................   $ (4,975,059)   $ (2,643,662)   $ (1,345,153)
                                 ------------    ------------    ------------
Adjustments to reconcile
 net loss to net cash used
 in operating activities:
  Charge for purchased
 research and development ....           --         1,969,951            --
 Minority interest in (loss)
  income of subsidiary .......       (392,405)         26,695            --
 Equity interest in (income)
  loss of:
  Maine Hydro Projects .......       (849,456)       (657,989)       (521,710)
  Maine Biomass Projects .....      1,006,796         694,321         680,109
  MetaSound Systems ..........      1,526,250          61,227            --
  Quantum Conveyor ...........        345,760          12,191            --
  Santee River Rubber ........        (98,488)       (363,351)           --
  Egypt Projects .............        197,759            --              --
  Mediterranean Fiber Optic
   Project/GFG ...............         49,163            --              --
  United Kingdom Landfill
   Projects ..................       (180,321)           --              --
  Changes in assets and
   liabilities:
  Increase in other current
   assets ....................       (141,862)        (95,319)       (137,170)
  (Decrease) increase in
   accounts payable and
   accrued expenses ..........        (19,674)       (906,754)        703,381
  Decrease (increase) in due
   to/from affiliate, net ....        345,551        (879,613)        389,931
                                 ------------    ------------    ------------
       Total adjustments .....      1,789,073        (138,641)      1,114,541
                                 ------------    ------------    ------------
Net cash used in operating
 activities ..................     (3,185,986)     (2,782,303)       (230,612)
                                 ------------    ------------    ------------
Cash flows from investing
 activities:
Investment in Hydro Projects .           --              --          (265,952)
Investment in Biomass Projects       (525,250)       (383,276)     (7,297,971)
Investment in MetaSound
 Systems .....................           --        (2,508,640)           --
Investment in Quantum Conveyor        (60,000)     (3,108,361)           --
Investment in Santee River
 Rubber ......................           --        (8,984,891)           --
Investment in WaterPure
 Corporation, net of cash
 acquired ....................           --          (266,472)           --
Investment in Egypt Projects .     (4,933,852)           --              --
Investment in Mediterranean
 Fiber Optic Project/GFG .....     (1,546,833)           --              --
Investment in United Kingdom
 Landfill Projects ...........    (16,667,567)           --              --
Distributions from Hydro
 projects ....................      1,403,240       1,135,526       1,006,257
Distributions from Santee
 River  Rubber ...............        920,000         340,274            --
Deferred due diligence costs .        399,498        (245,480)         65,901
                                 ------------    ------------    ------------
Net cash used in
 investing activities ........    (21,010,764)    (14,021,320)     (6,491,765)
                                 ------------    ------------    ------------
Cash flows from financing
 activities:
Proceeds from shareholders'
 contributions ...............         70,206      25,471,126      52,580,637
Selling commissions and
 offering costs paid .........         (2,344)     (2,526,410)    (11,278,816)
Cash distributions to
 shareholders ................     (3,944,169)     (4,130,434)     (1,412,481)
                                 ------------    ------------    ------------
Net cash (used in) provided
 by financing activities .....     (3,876,307)     18,814,282      39,889,340
                                 ------------    ------------    ------------

Net (decrease) increase in
 cash and cash equivalents ...    (28,073,057)      2,010,659      33,166,963
Cash and cash equivalents,
 beginning of year ...........     42,832,241      40,821,582       7,654,619
                                 ------------    ------------    ------------
Cash and cash equivalents,
 end of year .................   $ 14,759,184    $ 42,832,241    $ 40,821,582
                                 ------------    ------------    ------------

               See accompanying notes to the financial statements.

Ridgewood Electric Power Trust V
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


1.       Organization and Purpose

Nature of Business
Ridgewood Electric Power Trust V (the "Trust") was formed as a Delaware business trust in March 1996, by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholder of the Trust is Ridgewood Power LLC. The Trust began offering shares on April 12, 1996 and discontinued its offering on April 15, 1998. The Fund had no operations prior to the commencement of the share offering.

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

Cash and cash equivalents
The Trust considers all highly liquid investments with maturities when purchased of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts.

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

These costs consist of payments for consultants and other unaffiliated parties performing financial, engineering, legal and other due diligence procedures and negotiations. It also includes travel and other out-of-pocket costs incurred by employees of affiliates of the managing shareholder investigating potential project investments.

Subscriptions receivable
Capital contributions are recorded upon receipt of the appropriate subscription documents. Subscriptions receivable from shareholders are reflected as a reduction of shareholders' equity.

Foreign Currency Translation
The financial statements of the Company's non-United States investments are translated into United States dollars using current rates of exchange, with gains or losses included as a cumulative translation adjustment account in the shareholders' equity section of the balance sheet.

Reclassification
Certain items in previously issued financial statements have been reclassified for comparative purposes.

3.       Investments

The Trust has the following investments:

                                   Accounting     Investment at December 31,
                                                   -------------------------
    Project Name                     Method           1999          1998
--------------------------------   -------------   -----------   -----------

Maine Hydro Projects ...........   Equity Method   $ 5,663,505   $ 6,217,289
Maine Biomass Projects .........   Equity Method     5,825,271     6,306,817
MetaSound Systems ..............   Equity Method       921,163     2,447,413
Quantum Conveyor ...............   Equity Method     2,810,410     3,096,170
Santee River Rubber ............   Equity Method     8,186,456     9,007,968
Egypt Projects .................   Equity Method     4,736,093          --
Mediterranean Fiber Optic
 Project/GFG ...................   Equity Method     1,497,670          --
United Kingdom Landfill Projects   Equity Method    16,916,309          --
WaterPure Corporation ..........   Consolidation     1,570,424     2,031,073
                                                   -----------   -----------
                                                   $48,127,301   $29,106,730
                                                   -----------   -----------

Maine Hydro Projects
In 1996, Ridgewood Maine Hydro Partners, L.P. ("Ridgewood Hydro L.P.") was formed as a Delaware limited partnership and acquired 14 hydroelectric projects, located in Maine (the "Maine Hydro Projects"), from a subsidiary of Consolidated Hydro, Inc. The assets acquired include a total of 11.3 megawatts of electrical generating capacity. The electricity generated is sold to Central Maine Power Company and Bangor Hydro Company ("BHC") under long-term contracts. The purchase price was $13,628,395, including transaction costs. In addition, Ridgewood Hydro L.P.
assumed a long-term lease obligation of $1,004,679.

The Trust owns a 50% limited partnership interest in Ridgewood Hydro L.P. and 50% of the outstanding common stock of Ridgewood Maine Hydro Corporation, which is the sole general partner of Ridgewood Hydro L.P. The remaining 50% is owned by Ridgewood Electric Power Trust IV ("Trust IV"). Ridgewood Power Corporation is the managing partner of the Trust and Trust IV.

The Trust's 50% investment in the Maine Hydro Projects is accounted for under the equity method of accounting. The Trust's equity in the earnings of the Maine Hydro Projects has been included in the financial statements since acquisition.

The Maine Hydro Projects are operated by a subsidiary of CHI Energy, Inc.. (formerly Consolidated Hydro, Inc.), under an Operation, Maintenance and Administrative Agreement. The annual operator's fee is $307,500, adjusted for inflation, plus an annual incentive fee equal to 50% of the net cash flow in excess of a target amount. The Maine Hydro Projects recorded $323,003, $429,714 and $429,430 of expense under this arrangement during the periods ended December 31, 1999, 1998 and 1997, respectively. The agreement has a five-year term and can be renewed for two additional five-year terms by mutual consent.

Summarized financial information for the Maine Hydro Projects is as follows:

Balance Sheet Information

                          December 31, 1999   December 31, 1998
                                -----------   -----------

Current assets ..............   $ 1,573,177   $ 1,346,077
Electric power sales contract    10,105,173    11,165,469
Other non-current assets ....     1,270,396     1,057,892
                                -----------   -----------
Total assets ................   $12,948,746   $13,569,438
                                -----------   -----------

Current liabilities .........   $ 1,621,737   $   438,443
Non-current liabilities .....          --         696,418
Partners' equity ............    11,327,009    12,434,577
                                -----------   -----------
Total liabilities and equity    $12,948,746   $13,569,438
                                -----------   -----------

Statement of Operations Information

                                 For the Year Ended December 31,
                            ----------------------------------------
                              1999            1998          1997
                            -----------    -----------   -----------

Revenue .................   $ 4,756,189    $ 4,511,361   $ 4,113,065
Total expenses ..........     3,002,245      3,217,846     2,952,589
Interest income (expense)       (55,033)        22,464      (117,056)
                            -----------    -----------   -----------
Net income ..............   $ 1,698,911    $ 1,315,979   $ 1,043,420
                            -----------    -----------   -----------

The Maine Hydro Projects qualify as small power production facilities under the Public Utility Regulatory Policies Act ("PURPA"). PURPA requires that each electric utility company operating at the location of a small power production facility, as defined, purchase the electricity generated by such facility at a specified or negotiated price. The Maine Hydro Projects sell substantially all of their electrical output to two public utility companies, Central Maine Power Company ("CMP") and Bangor Hydro-Electric Company ("BHC"), under long-term power purchase agreements. Eleven of the twelve power purchase agreements with CMP expire in December 2008 and are renewable for an additional five-year period. The twelfth power purchase agreement with CMP expires in December 2007 with CMP having the option to extend the contract for three more five-year periods. The two power purchase agreements with BHC expire December 2014 and February 2017.

Maine Biomass Projects
On July 1, 1997, through a subsidiary, the Trust purchased a preferred membership interest in Indeck Maine Energy, L.L.C. ("Maine Biomass Projects"), which owns two electric power generating stations fueled by waste wood. The aggregate purchase price was $7,297,971 and includes transaction costs of $297,971. Each project has 24.5 megawatts of electrical generating capacity. The Penobscot project is located in West Enfield, Maine and the Eastport project is located in Jonesboro, Maine. The Maine Biomass Projects had a power sales contract with the New England Power Pool, which expired on August 31, 1997. The facilities were shut down in September 1997 and were reactivated in November 1997 to sell capacity and energy to BHC on a month-to-month basis. The facilities were again shut down in January 1998. The facilities currently sell installed capacity and are periodically restarted for testing or for the sale of energy during peak periods of demand. The cost of maintaining the idled facilities in good condition is approximately $100,000 per month.

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

In 1999 and 1998, the Trust loaned $525,250 and 375,000, respectively, to the Maine Biomass Projects. The loan is in the form of demand notes that bear interest at 5% per annum. Trust IV also made identical loans to the Maine Biomass Projects. The other Maine Biomass Project members also loaned $1,050,500 and $750,000 to the Maine Biomass Projects with the same terms in 1999 and 1998, respectively

The Trust's investment in the Maine Biomass Projects is accounted for under the equity method of accounting. The Trust's equity in the loss of the Maine Biomass Projects has been included in the financial statements since July 1, 1997.

The Penobscot and Eastport projects were operated by Indeck Operations, Inc., an affiliate of the members of Indeck Maine. The annual operator's fee is $300,000, of which $200,000 is payable contingent upon the Trusts receiving their cumulative annual return. The management agreement had a term of one year and automatically continued for successive one year terms, unless canceled by either the Maine Biomass Projects or Indeck Operations, Inc. The Maine Biomass Projects exercised their right to terminate the contract on March 1, 1999, because certain preferred membership interest payments have not been made. Under an Operating Agreement with the Trust, Ridgewood Power Management LLC ("Ridgewood Management", formerly Ridgewood Power Management Corporation), an entity related to the managing shareholder through common ownership, began providing management, purchasing, engineering, planning and administrative services to the Maine Biomass Projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects.

From June thorough December 1999, the facilities periodically operated on dispatch from ISO-New England, Inc. (the "ISO") and also submitted offers to the ISO to run at high prices during power emergencies. The facilities claim the ISO owes them approximately $14 million for the electricity products they provided in those periods and the ISO has claimed that no material revenues are due to the projects. The facilities have not recorded any of the disputed revenues in their financial statements and it is too early to estimate the outcome of the dispute.

Summarized financial information for the Maine Biomass Projects is as follows:

Balance Sheet Information

                         December 31, 1999    December 31, 1998
                               -----------    -----------

Current assets .............   $ 1,103,266    $   668,228
Non-current assets .........     3,154,813      3,339,584
                               -----------    -----------
Total assets ...............   $ 4,258,079    $ 4,007,812
                               -----------    -----------

Current liabilities ........   $ 4,394,990    $ 1,952,062
Members' equity ............      (136,911)     2,055,750
                               -----------    -----------
Total liabilities and equity   $ 4,258,079    $ 4,007,812
                               -----------    -----------

Statement of Operations Information

                                                          For the period from
             For the Year Ended   For the Year Ended   inception (April 1, 1997)
              December 31, 1999    December 31, 1998   to December 31, 1997
                 -----------         -----------          -----------

Revenue          $ 1,391,039          $ 1,430,296          $ 2,991,793
Expenses           3,583,700            2,847,896            4,376,458
                 -----------          -----------          -----------
Net loss         $(2,192,661)         $(1,417,600)         $(1,384,665)
                 -----------          -----------          -----------

MetaSound Corporation
In December 1998, through a subsidiary, the Trust purchased an interest in MetaSound Systems, Inc. ("MetaSound Systems"), which is developing digital audio marketing systems connected to the internet. The systems are designed to provide digital quality messages, music and sound information to telephone callers on hold or in a call center queue. For an aggregate purchase price of $2,508,640, the Trust purchased 4,676,000 shares of Series C Preferred Stock, a warrant to purchase up to 4,676,000 additional shares at $.54 per share expiring on May 31, 1999, and a second warrant to purchase up to 2,000,000 additional shares at $.54 per share expiring in 2003. The Series C Preferred Stock may be converted into an equal number of shares of common stock at the Trust's option. The Series C Preferred Stock automatically converts into common stock in the event of a public offering of MetaSound Systems meeting certain requirements.

Ridgewood Capital Venture Partners, LLC and Ridgewood Capital Institutional Venture Partners, LLC (collectively the "Venture Funds"), investment programs sponsored by an affiliate of the managing shareholder, invested the $2,525,040 required for the May 1999 exercise of the 4,676,000 share warrant. The Trust and the Venture Funds own undivided interests in MetaSound Systems in proportion to the capital they contributed. The Trust and the Venture Funds own approximately a 42% interest in MetaSound Systems.

The Trust's investment in MetaSound Systems is accounted for under the equity method of accounting. The Trust's equity in the loss of MetaSound Systems has been included in the financial statements since December 1,1998.

Summarized financial information for MetaSound Systems is as follows:

Balance Sheet Information

                        December 31, 1999   December 31, 1998
                               ----------   ----------

Current assets .............   $2,012,000   $2,678,000
Other non-current assets ...      382,000       70,000
                               ----------   ----------
Total assets ...............   $2,394,000   $2,748,000
                               ----------   ----------

Current liabilities ........   $1,486,000   $  738,000
Non-current liabilities ....      482,000      641,000
Members' equity ............      426,000    1,369,000
                               ----------   ----------
Total liabilities and equity   $2,394,000   $2,748,000
                               ----------   ----------

Statement of Operations Information

           For the Year Ended   For the Period December 1, 199
            December 31, 1999       to December 31, 1998
                 -----------          -----------

Revenue          $   990,000         $    28,000
Expenses          6,361,000              257,000
                 -----------         -----------
Net loss         $(5,371,000)        $  (229,000)
                 -----------         -----------

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

At the same time as the Trust's subsidiary purchased its membership interest, it made a secured loan of $2,985,000 to Quantum Conveyor. In addition, the Trust's subsidiary had an option that expired on March 2, 1999, to purchase an additional 10% membership interest for $10,000 which was exercised by the Venture Funds in February 1999. The Trust's subsidiary extended a line of credit to loan up to an addition $1,990,000 to Quantum Conveyor through June 1, 2003, under the same terms as the $2,985,000 loan. The Venture Funds provided the maximum $1,990,000 of loans under this line of credit in 1999. In July 1999, the Trust and the Venture Funds purchased an additional 2% membership interest in Quantum Conveyor for $100,000, funded $60,000 by the Trust and $40,000 by the Venture Funds. The Trust and the Venture Funds own the subsidiary in proportion to their capital contributions.

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

Summarized financial information for Quantum Conveyor is as follows:

Balance Sheet Information

                                       December 31,
                               ----------------------------
                                   1999            1998
                               ------------    ------------
Current assets .............   $  1,691,186    $  2,022,126
Non-current assets .........      5,265,476       5,395,560
                               ------------    ------------
Total assets ...............   $  6,956,662    $  7,417,686
                               ------------    ------------

Current liabilities ........   $  1,349,781    $    852,160
Non-current liabilities ....     10,291,596       7,260,336
Members' deficit ...........     (4,684,715)       (694,810)
                               ------------    ------------
Total liabilities and equity   $  6,956,662    $  7,417,686
                               ------------    ------------

Statement of Operations Information

     For the Year Ended December    For the Period August 20, 1998
                  31, 1999          to December 31, 1998
                 -----------          -----------

Revenue          $ 2,619,559          $   437,806
Expenses           6,621,965            1,222,616
                 -----------          -----------
Net loss         $(4,002,406)        $  (784,810)
                 -----------          -----------

Santee River Rubber
In August 1998, the Trust and Trust IV purchased preferred membership interests in Santee River Rubber Company, LLC, a newly organized South Carolina limited liability company ("Santee River Rubber"). Santee River Rubber is building a waste tire and rubber processing facility located near Charleston, South Carolina. The Trust and Trust IV purchased the interests through a limited liability company owned two-thirds by the Trust and one-third by Trust IV. The Trust's share of the purchase price was $8,979,639 and Trust IV's share of the purchase price was $4,489,819.

Until January 2000 or until the facility begins operations, which ever occurs first, Santee River Rubber will pay the Trust and Trust IV interest at 12% per year on $11,000,000 of their investment. After operations begin, the Trusts are entitled to receive all cash flow after payment of debt and other obligations until the Trusts receive a cumulative 20% return on their total investment. Thereafter, the Trusts receive 25% of any remaining cash flow available for distribution. All cash distributions and tax allocations received from Santee River Rubber are shared two-thirds by the Trust and one-third by Trust IV.

The Trusts have the right to designate two of the five members of the board of directors of Santee River Rubber and have the further right to remove a third member and designate a successor in the event of certain defaults under Santee River Rubber's operating agreement. The remaining equity interest is owned by a wholly-owned subsidiary of Environmental Processing Systems, Inc. of New York.

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

Santee River Rubber has entered into long-term agreements for the supply of its requirements for waste tires, electricity and liquid nitrogen. Santee River Rubber has entered into short-term (ranging from one to three years) crumb rubber sales contracts for a portion of the facility's output. The agreements are contingent upon successful testing of the facility's output.

The Trust's investment in Santee River Rubber is accounted for under the equity method of accounting. The Trust's equity in the loss of Santee River Rubber has been included in the financial statements since August 19, 1998.

Summarized financial information for Santee River Rubber is as follows:

         Balance Sheet Information

                         December 31, 1999   December 31, 1998
                               -----------   -----------

Current assets .............   $ 1,910,190   $24,403,190
Construction in progress ...    32,899,358    15,392,656
Other non-current assets ...     4,685,995     4,761,119
                               -----------   -----------
Total assets ...............   $39,495,543   $44,556,965
                               -----------   -----------

Liabilities ................   $34,576,964   $34,885,357
Members' equity ............     4,918,579     9,671,608
                               -----------   -----------
Total liabilities and equity   $39,495,543   $44,556,965
                               -----------   -----------

         Statement of Operations Information

                                     For the Period August
     For the year ended December      19, 1998 to December
                 31, 1999             31, 1998
                 -----------          -----------

Revenue          $     7,975          $      --
Expenses           3,547,208           2,085,911
                 -----------         -----------
Net loss         $(3,539,233)         $(2,085,911)
                 -----------         -----------

Egypt Projects
In 1999, the Trust and The Ridgewood Power Growth Fund (the "Growth Fund") jointly formed a company to develop electric power and water purification plants for resort hotels in Egypt. The first projects are expected to begin operation in the first half of 2000. The Trust and the Growth Fund own undivided interests in the Egypt projects in proportion to the capital they contributed. Through December 31, 1999, the Trust and the Growth Fund each contributed $4,933,852 to the Egypt Projects.

The Trust's investment in the Egypt Projects is accounted for under the equity method of accounting. The Trust's equity in the loss of the Egypt Projects has been included in the financial statements since the inception of the projects.

Summarized financial information for the Egypt Projects is as follows:

Balance Sheet Information

                                                 December 31, 1999
                                            ----------------------------

Current assets                                               $  719,794
Non-current assets                                            9,567,984
                                            ----------------------------
Total assets                                               $ 10,287,778
                                            ----------------------------

Liabilities                                                  $  815,592
Shareholders' equity                                          9,472,186
                                            ----------------------------
Liabilities and shareholders' equity                       $ 10,287,778
                                            ----------------------------

Statement of Operations Information

                                             For the Year Ended December
                                                      31, 1999
                                            ----------------------------

Interest income                                               $  7,794
Expenses                                                       403,312
                                            ----------------------------
Net loss                                                    $ (395,518)
                                            ----------------------------

Mediterranean Fiber Optic Project/GFG
In September 1999, the Trust and the Growth Fund made a joint investment of $3,000,000 in Global Fiber Group ("GFG"), which is in the process of developing an underwater fiber optic cable in the Western Mediterranean (the "Mediterranean Fiber Optic Project"). The investment, which was funded equally by the Trust and the Growth Fund, provides for a 25% ownership interest in GFG and the right to invest in projects developed by GFG. The Trust and the Growth Fund anticipate equally funding an $18,000,000 joint venture investment in the Mediterranean Fiber Optic Project in the second quarter of 2000.

The Trust's investment in the Mediterranean Fiber Optic Project/GFG is accounted for under the equity method of accounting. The Trust's equity in the loss of the Mediterranean Fiber Optic Project/GFG has been included in the financial statements since the inception of the projects.

Summarized financial information for GFG is as follows:

Balance Sheet Information

                                                    December 31, 1999
                                               ----------------------------
Current assets                                                   $  90,030
Non-current assets                                               2,826,128
                                               ----------------------------
Total assets                                                   $ 2,916,158
                                               ----------------------------

Shareholders' equity                                           $ 2,916,158
                                               ----------------------------

Statement of Operations Information

                                                For the Three Months Ended
                                                     December 31, 1999
                                               ----------------------------

Revenues                                                        $ 346,059
Expenses                                                          430,001
                                               ----------------------------
Net loss                                                        $ (83,942)
                                               ----------------------------

United Kingdom Landfill Projects
On June 30, 1999, a newly-created subsidiary of the Trust purchased 100% of the equity in six landfill gas power plants located in Great Britain. The total purchase price was $16,667,567, including $617,567 of acquisition costs. The Trust has the right to develop and construct another 20 landfill gas plants in Great Britain. The estimated cost of the package of completed plants and the 20 developmental sites, if all the developmental plants are built and the Trust elects to acquire them, is $36 to $38 million. The Trust supplied the first $16,050,000 of development equity and the Growth Fund will supply the remainder of the development equity. To the extent that the Growth Fund supplies capital, it will receive an undivided interest in the entire package of operating and developmental projects. The Trust accounts for these projects using the equity method because its ability to exercise control over the projects is expected to be temporary due to the anticipated investment of the Growth Fund.

The first six plants have an installed capacity of 14.5 megawatts and sell the electricity under a 15 year contract to a quasi-autonomous non-governmental organization that purchases electricity generated by renewable sources on behalf of all English utilities. The first six projects have been financed with a total of $16.6 million of long-term bank debt, in addition to the equity interest purchased by the Trust.

Summarized financial information for United Kingdom Landfill Plants is as follows:

Balance Sheet Information

                                                 December 31, 1999
                                               -----------------------

Current assets                                            $ 6,089,003
Non-current assets                                         24,594,379
                                               -----------------------
Total assets                                             $ 30,683,382
                                               -----------------------

Liabilities                                              $ 13,767,073
Shareholders' equity                                       16,916,309
                                               -----------------------
Liabilities and shareholders' equity                     $ 30,683,382
                                               -----------------------

Statement of Operations Information

                                                   Six Months Ended
                                                  December 31, 1999
                                               -----------------------

Revenues                                                  $ 2,862,290
Expenses                                                    2,681,969
                                               -----------------------
Net income                                                  $ 180,321
                                               -----------------------

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

The Trust made an investment of $3,500,000 in WaterPure Corporation in exchange for 5,400,000 shares of common stock representing a 54% equity interest in WaterPure Corporation. The remaining equity interest in WaterPure Corporation was issued to other creditors and license holders of Superstill in satisfaction of their claims and to acquire certain licensing rights. WaterPure Corporation will design, develop and commercialize water purification systems incorporating the technology acquired from Superstill.

Summarized financial information for WaterPure Corporation, which is included in these consolidated financial statements, is as follows:

Balance Sheet Information

                                December 31, 1999   December 31, 1998
                                       ----------   ----------

Current assets .....................   $2,867,283   $3,761,246
Non-current assets .................      225,990         --
                                       ----------   ----------
Total assets .......................   $3,093,273   $3,761,246
                                       ----------   ----------

Liabilities ........................   $  185,080   $     --
Shareholders' equity ...............    2,908,193    3,761,246
                                       ----------   ----------
Liabilities and shareholders' equity   $3,093,273   $3,761,246
                                       ----------   ----------

Statement of Operations Information

                                                              For the Period
                                For the Year Ended December  August 31, 1998 to
                                                31, 1999      December 31, 1998
                                               -----------    -----------

Interest income ............................   $   165,503    $    58,121
Write-off purchased research and development          --        1,969,951
Other expenses .............................     1,061,438             89
                                                              -----------
                                                              -----------
Net loss ...................................   $  (895,935)   $(1,911,919)
                                               -----------    -----------

4.       Line of Credit Facility

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank will provide a three-year committed line of credit facility of $750,000 for borrowings or letters of credit. Outstanding borrowings bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The Maine Hydro projects have an outstanding standby letter of credit totaling $99,250 which is covered by the line of credit facility. At December 31, 1999 and 1998, there were no borrowings outstanding under the facility.

5.       Fair Value of Financial Instruments

At December 31, 1999 and 1998, the carrying value of the Trust's cash, receivables and accounts payable approximates their fair value.

6.       Transactions With Managing Shareholder and Affiliates

The Trust pays to the managing shareholder a distribution and offering fee up to 6% of each capital contribution made to the Trust. This fee is intended to cover legal, accounting, consulting, filing, printing, distribution, selling and closing costs for the offering of the Trust. For the periods ended December 31, 1999, 1998 and 1997, the Trust paid fees for these services to the managing shareholder of $2,100, $1,020,474 and $4,562,147, respectively. These fees are recorded as a reduction in the shareholders' capital contribution.

The Trust also pays to the managing shareholder an investment fee up to 2% of each capital contribution made to the Trust. The fee is payable to the managing shareholder for its services in investigating and evaluating investment opportunities and effecting transactions for investing the capital of the Trust. For the period ended December 31, 1998 and 1997, the Trust paid investment fees to the managing shareholder of $337,158 and $1,145,212, respectively.

The Trust entered into a management agreement with the managing shareholder under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder for such services, the Trust pays the managing shareholder an annual management fee equal to 2.5% of the total capital contributions to the Trust payable monthly upon the closing of the Trust which occurred in April 1998. For the year ended December 31, 1999 and 1998, the Trust paid management fees of $2,377,941 and $1,606,269, respectively. In addition, the managing shareholder provides certain project management services to the Trust. The managing shareholder charges the Trust at its cost for the services and for the allocable amount of certain overhead items. For the year ended December 31, 1998 and 1997, the managing shareholder charged $793,654 and $392,752, respectively, to the Trust.

The Trust reimburses the managing shareholder and affiliates for expenses and fees of unaffiliated persons engaged by the managing shareholder for fund business. The managing shareholder or affiliates originally paid all project due diligence costs, accounting and legal fees and other expenses shown in the statement of operation and were reimbursed by the Trust.

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

Income is allocated to the managing shareholder until the profits equal distributions to the managing shareholder. Then, income is allocated to the investors, first among holders of Preferred Participation Rights until such allocations equal distributions from those Preferred Participation Rights, and then among Investors in proportion to their ownership of investor shares. If the Trust has net losses for a fiscal period, the losses are allocated 99% to the Investors and 1% to the managing shareholder.

Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through December 31, 1999.

The corporate trustee of the Trust, Ridgewood Energy Holding Corporation, an affiliate of the managing shareholder through common ownership, received no compensation from the Fund.

Amounts due to and from affiliates are non-interest bearing and are usually settled within thirty days. Such amounts arise from the delay between when expenses are paid by the Trust or affiliates and when reimbursement occurs.

The managing shareholder purchased one investor share of the Trust for $83,000 in 1996. Through December 31, 1999, Ridgewood Securities Corporation, an affiliate of the managing shareholder, earned commissions and placement fees of $1,016,287.

7.       Preferred Participation Rights

Preferred Participation Rights were given to each shareholder whose subscription was fully completed and paid for and accepted prior to October 31, 1996. Each Preferred Participation Right entitles the holder to an aggregate distribution priority of $1,000. The number of Preferred Participation Rights earned per investor share was equal to the number of whole or partial months from the date of the acceptance of the subscription to December 31, 1996.
A total of 865.08 Preferred Participation Rights were issued.

During 1996 and 1997, cash distributions were first allocated 99% to the holders of Preferred Participation Rights and 1% to the managing shareholder until shareholders received in each year distributions equal to $500 for each Right earned.

8.       Management Share

The  Trust  granted  the  managing   shareholder  a  single   Management   Share
representing  the  managing  shareholder's   management  rights  and  rights  to
distributions of cash flow.

                      Ridgewood Maine Hydro Partners, L.P.

                              Financial Statements

                        December 31, 1999, 1998 and 1997

                        Report of Independent Accountants


To the Partners of
Ridgewood Maine Hydro Partners, L.P.:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Maine Hydro Partners, L.P. (the "Partnership") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
New York, NY
March 24, 2000

Ridgewood Maine Hydro Partners, L.P.
Balance Sheet
------------------------------------------------------------------------------

                                                        December 31,
                                                 ---------------------------
                                                     1999           1998
                                                 ------------    -----------
Assets:
Cash and cash equivalents ....................   $    408,835    $    607,119
Accounts receivable, trade ...................      1,021,480         574,022
Due from affiliates ..........................           --            87,369
Prepaid and other current assets .............        142,862          77,567
                                                 ------------    ------------
     Total current assets ....................      1,573,177       1,346,077

Property, plant and equipment ................      1,349,024       1,089,248
Accumulated depreciation .....................        (78,628)        (31,356)
                                                 ------------    ------------
     Property, plant and equipment, net ......      1,270,396       1,057,892
                                                 ------------    ------------

Electric power sales contracts ...............     13,311,374      13,311,374
Accumulated amortization .....................     (3,206,201)     (2,145,905)
                                                 ------------    ------------
     Electric power sales contracts, net .....     10,105,173      11,165,469
                                                 ------------    ------------

     Total assets ............................   $ 12,948,746    $ 13,569,438
                                                 ------------    ------------

Liabilities and Partners' Equity:
Liabilities:
Accounts payable and accrued expenses ........   $     38,285    $    197,799
Due to affiliates ............................        799,905            --
Current portion of long-term lease obligations        783,547         240,644
                                                 ------------    ------------
     Total current liabilities ...............      1,621,737         438,443

Non-current portion of long-term
  lease obligations ..........................           --           696,418
                                                 ------------    ------------

Commitments and contingencies

Partners' equity:
General partner ..............................        103,548         114,624
Limited partners .............................     11,223,461      12,319,953
                                                 ------------    ------------

     Total partners' equity ..................     11,327,009      12,434,577
                                                 ------------    ------------

     Total liabilities and partners' equity ..   $ 12,948,746    $ 13,569,438
                                                 ------------    ------------




               See accompanying notes to the financial statements.

Ridgewood Maine Hydro Partners, L.P.
Statement of Operations
-------------------------------------------------------------------------------

                                           Year Ended December 31,
                                   -----------------------------------------
                                      1999           1998            1997
                                   -----------    -----------    -----------

Net sales ......................   $ 4,756,189    $ 4,511,361    $ 4,113,065
                                   -----------    -----------    -----------

Operating expenses:
   Depreciation and amortization     1,107,568      1,089,969      1,062,838
   Labor .......................       565,015        592,812        549,289
   Insurance ...................       177,333        194,458        246,665
   Property taxes ..............       252,611        267,046        258,953
   Contract management .........       323,003        429,714        429,430
   Other expenses ..............       576,715        643,847        405,414
                                   -----------    -----------    -----------
                                     3,002,245      3,217,846      2,952,589
                                   -----------    -----------    -----------

Income from operations .........     1,753,944      1,293,515      1,160,476
                                   -----------    -----------    -----------

Other income (expense):
Interest income ................        42,852        153,983         30,812
Interest expense ...............      (112,885)      (131,519)      (147,868)
Other income ...................        15,000           --             --
                                   -----------    -----------    -----------
     Other income (expense), net       (55,033)        22,464       (117,056)
                                   -----------    -----------    -----------

Net income .....................   $ 1,698,911    $ 1,315,979    $ 1,043,420
                                   -----------    -----------    -----------



               See accompanying notes to the financial statements.

Ridgewood Maine Hydro Partners, L.P.
Statement of Changes in Partners' Equity
For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------


                              Limited          General
                              Partners         Partner          Total
                             ------------    ------------    ------------
Partners' equity, January
 1, 1997 .................   $ 13,692,976    $    133,866    $ 13,826,842

Additional contributions .        531,906            --           531,906

Cash distributions .......     (1,992,391)        (20,125)     (2,012,516)

Net income for the year ..      1,032,986          10,434       1,043,420
                             ------------    ------------    ------------
Partners' equity, December
 31, 1997 ................     13,265,477         124,175      13,389,652

Cash distributions .......     (2,248,343)        (22,711)     (2,271,054)

Net income for the year ..      1,302,819          13,160       1,315,979
                             ------------    ------------    ------------
Partners' equity, December
 31, 1998 ................     12,319,953         114,624      12,434,577

Cash distributions .......     (2,778,414)        (28,065)     (2,806,479)

Net income for the year ..      1,681,922          16,989       1,698,911
                             ------------    ------------    ------------
Partners' equity, December
 31, 1999 ................   $ 11,223,461    $    103,548    $ 11,327,009
                             ------------    ------------    ------------



               See accompanying notes to the financial statements.

Ridgewood Maine Hydro Partners, L.P.
Statement of Cash Flows
--------------------------------------------------------------------------------

                                               Year Ended December 31,
                                      -----------------------------------------
                                          1999          1998           1997
                                      -----------    -----------    -----------
Cash flows from operating
 activities:
Net income ........................   $ 1,698,911    $ 1,315,979    $ 1,043,420
                                      -----------    -----------    -----------
Adjustments to reconcile net income
 to net cash flows from operating
 activities:
 Depreciation and amortization ....     1,107,568      1,089,969      1,062,838
 Changes in assets and liabilities:
  (Increase) decrease in accounts
   receivable .....................      (447,458)      (105,371)       529,205
  (Increase) decrease in prepaid
   and other current assets .......       (65,295)        11,832        (41,716)
  Decrease (increase) in due
   to/from affiliates, net ........       887,274         16,281       (303,259)
  (Decrease) increase in accounts
   payable and accrued expenses ...      (159,514)        40,782       (505,122)
                                      -----------    -----------    -----------
Total adjustments .................     1,322,575      1,053,493        741,946
                                      -----------    -----------    -----------
Net cash provided by operating
 activities .......................     3,021,486      2,369,472      1,785,366
                                      -----------    -----------    -----------

Cash flows from investing
 activities:
Payments to purchase Maine
 Hydro Projects ...................          --             --         (323,217)
Capital expenditures ..............      (259,776)      (752,613)      (336,635)
                                      -----------    -----------    -----------
Net cash used in investing
 activities .......................      (259,776)      (752,613)      (659,852)
                                      -----------    -----------    -----------

Cash flows from financing
 activities:
Cash contributed by partners ......          --             --          531,906
Cash distributions to partners ....    (2,806,479)    (2,271,054)    (2,012,516)
Return of  deposits ...............          --          800,000           --
Payments to reduce long-term
 lease obligations ................      (153,515)      (134,894)      (118,532)
                                      -----------    -----------    -----------
Net cash used in financing
 activities .......................    (2,959,994)    (1,605,948)    (1,599,142)
                                      -----------    -----------    -----------

Net (decrease) increase in cash
 and cash equivalents .............      (198,284)        10,911       (473,628)

Cash and cash equivalents,
 beginning of year ................       607,119        596,208      1,069,836
                                      -----------    -----------    -----------
Cash and cash equivalents, end
 of year ..........................   $   408,835    $   607,119    $   596,208
                                      -----------    -----------    -----------


               See accompanying notes to the financial statements.

Ridgewood Maine Hydro Partners, L.P.
Notes to Financial Statements
--------------------------------------------------------------------------------

1.       Organization and Business Activity

On September 5, 1996, Ridgewood Maine Hydro Partners, L.P. was formed as a Delaware limited partnership (the "Partnership"). Ridgewood Maine Hydro Corporation, a Delaware Corporation ("RMHCorp"), is the sole general partner of the Partnership and is owned equally by Ridgewood Electric Power Trust IV ("Trust IV") and Ridgewood Electric Power Trust V ("Trust V"), both Delaware business trusts (collectively, the "Trusts"). The Trusts are equal limited partners in the Partnership.

On December 23, 1996, in a merger transaction, the Partnership acquired 14 hydroelectric projects located in Maine (the "Maine Hydro Projects") from a subsidiary of Consolidated Hydro, Inc. The assets acquired include a total of
11.3 megawatts of electrical generating capacity. The electricity generated is sold to Central Maine Power Company and Bangor Hydro Company under long-term contracts.

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

Cash and cash equivalents
The Partnership considers all highly liquid investments with maturities when purchased of three months or less as cash and cash equivalents.

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

Depreciation is recorded using the straight-line method over the useful lives of the assets, which vary from 3 to 20 years. During the year ended December 31, 1999, 1998 and 1997, the Partnership recorded depreciation expense of $47,272, $29,673 and $1,683, respectively.

Intangible asset
A portion of the purchase price of the Maine Hydro Projects was assigned to the Electric Power Sales Contracts and is being amortized over the duration of the contract (11 to 21 years) on a straight-line basis. Management periodically reviews intangibles for potential impairment. During the periods ended December 31, 1999, 1998 and 1997, the Partnership recorded amortization expense of $1,060,296, $1,060,296 and $1,061,155, respectively.

Income taxes
No provision is made for income taxes in the accompanying financial statements as the income or loss of the Partnership is passed through and included in the tax returns of the individual partners.

Reclassification
Certain items in previously issued financial statements have been reclassified for comparative purposes.

3.       Obligation Under Capital Lease

The Partnership assumed a hydroelectric facility leased pursuant to a long-term lease agreement dated July 16, 1979, and as amended (the "Agreement"). Upon proper notice, the Partnership has the right to purchase all the equipment covered in the Agreement at Fair Market Value (as defined) or elect to extend the terms of the Agreement for up to three five-year periods at a rental equal to Fair Rental Value (as defined). In addition, the Partnership also has the right to terminate the Agreement and purchase the hydroelectric facility upon proper notice and payment of a scheduled close-out amount, which reduces to $750,000 at April 30, 2000. This lease is accounted for as a capital lease, and accordingly, the estimated lease obligation of $783,547 has been recorded in the accompanying balance sheet.

4.       Lease Commitments

The Partnership leases the sites of two of its hydroelectric projects under operating leases expiring in June 2078. Total monthly payments in 1999 were the greater of $1,236 or a percentage of the revenue from the hydroelectric project. At December 31, 1999, the future minimum rental payments required under these leases are as follows:

                                    2000                    $  14,832
                                    2001                       14,832
                                    2002                       14,832
                                    2003                       14,832
                                    2004                       14,832
                                    Thereafter              1,090,152
                                                    ------------------
                                                          $ 1,164,312
                                                    ------------------

5.       Power Generation Contracts

The Partnership operates facilities which qualify as small power production facilities under the Public Utility Regulatory Policies Act ("PURPA"). PURPA requires that each electric utility company, operating at the location of a small power production facility, as defined, purchase the electricity generated by such facility at a specified or negotiated price. The Partnership sells substantially all of its electrical output to two public utility companies, Central Maine Power Company ("CMP") and Bangor Hydro-Electric Company ("BHC"), pursuant to long-term power purchase agreements. Eleven of the twelve power purchase agreements with CMP expire in December 2008 and are renewable for an additional five year period. The twelfth power purchase agreement with CMP expires in December 2007 with CMP having the option to extend the contract three more five-year periods. The two power purchase agreements with BHC expire December 2014 and February 2017. The Partnership is required to maintain a standby letter of credit totaling $99,250 under the long-term power purchase agreement.

6.       Fair Value of Financial Instruments

At December 31, 1999 and 1998, the carrying value of the Partnership's cash, accounts receivable and accounts payable approximates their fair value. The fair value of the long-term capital lease obligations, calculated using current rates for loans with similar maturities, also approximates its carrying value.

7.       Management Agreement

The Maine Hydro Projects are operated by a subsidiary of CHI Energy, Inc. (formerly Consolidated Hydro, Inc.), under an Operation, Maintenance and Administrative Agreement. The annual operator's fee is $326,142 adjusted for inflation, plus an annual incentive fee equal to 50% of the net cash flow in excess of a target amount. The maximum incentive fee payable in a year is $112,500. The Partnership recorded $323,003, $429,714 and $429,430 of expense under this arrangement during the periods ended December 31, 1999, 1998 and 1997, respectively. The agreement has a five-year term expiring on June 30, 2001 and can be renewed for two additional five-year terms by mutual consent.

                           Indeck Maine Energy, L.L.C.

                              Financial Statements

                        December 31, 1999, 1998 and 1997

                        Report of Independent Accountants


   To the Members of
   Indeck Maine Energy, L.L.C.:

   In our opinion, the accompanying balance sheets and the related statements of operations, changes in members' (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Indeck Maine Energy, L.L.C. (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 and the period April 1, 1997 (inception) through December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As discussed in Note 4 to the financial statements, the Company has temporarily suspended operations and is dependent on the continuing financial support of the Members.


   PricewaterhouseCoopers LLP
   New York, NY
   March 24, 2000

Indeck Maine Energy, L.L.C.
Balance Sheet
--------------------------------------------------------------------------------

                                                     December 31,
                                             --------------------------
                                                1999             1998
                                             -----------    -----------
Assets:
Cash and cash equivalents ................   $   656,442    $    93,748
Accounts receivable ......................       274,362        185,808
Inventories ..............................       145,198        278,704
Prepaid expenses .........................        27,264        109,968
                                             -----------    -----------

   Total current assets ..................     1,103,266        668,228
                                             -----------    -----------

Plant and equipment:
   Land ..................................       158,000        158,000
   Power generation facilities ...........     3,203,217      3,203,217
   Equipment and other ...................        56,646         56,646
                                             -----------    -----------
                                               3,417,863      3,417,863
   Accumulated depreciation ..............      (435,869)      (264,380)
                                             -----------    -----------
                                               2,981,994      3,153,483
                                             -----------    -----------

Intangible assets ........................       206,577        206,577
Accumulated amortization .................       (33,758)       (20,476)
                                             -----------    -----------
                                                 172,819        186,101
                                             -----------    -----------

     Total assets ........................   $ 4,258,079    $ 4,007,812
                                             -----------    -----------

Liabilities and Members' (Deficit) Equity:
Liabilities:
Accounts payable and accrued expenses ....   $   426,001    $   327,062
Due to affiliates ........................       267,989           --
Management fee payable ...................       100,000        125,000
Notes payable to Members .................     3,601,000      1,500,000
                                             -----------    -----------

     Total current liabilities ...........     4,394,990      1,952,062

Commitments and contingencies

Total Members' (deficit) equity ..........      (136,911)     2,055,750
                                             -----------    -----------
     Total liabilities and members'
      (deficit) equity ...................   $ 4,258,079    $ 4,007,812
                                             -----------    -----------




                See accompanying notes to the financial statement

Indeck Maine Energy, L.L.C.
Statement of Operations
--------------------------------------------------------------------------------

                                                              For the
                                                            period from
                                                             inception
                                For the         For the       April 1,
                               year ended     year ended      1997) to
                                December       December       December
                                31, 1999       31, 1998       31, 1997
                              -----------    -----------    -----------

Revenues ..................   $ 1,391,039    $ 1,430,296    $ 2,991,793

Operating expenses ........     3,478,842      2,800,185      4,399,670
                              -----------    -----------    -----------

   Loss from operations ...    (2,087,803)    (1,369,889)    (1,407,877)

Other (expense) income, net      (104,858)       (47,711)        23,212
                              -----------    -----------    -----------

   Net loss ...............   $(2,192,661)   $(1,417,600)   $(1,384,665)
                              -----------    -----------    -----------





               See accompanying notes to the financial statements.

Indeck Maine Energy, L.L.C.
Statement of Changes in Members' (Deficit) Equity
For the Years Ended December 31, 1999 and 1998 and the period from inception (April 1, 1997) to December 31, 1997
--------------------------------------------------------------------------------

                                    Indeck Energy   Ridgewood
                                    Services, Inc.  Maine, LLC       Total
                                     -----------    -----------    -----------

Initial contributions ............   $     1,000    $ 4,857,015    $ 4,858,015

Net loss .........................          --       (1,384,665)    (1,384,665)
                                     -----------    -----------    -----------

Members' equity, December 31, 1997         1,000      3,472,350      3,473,350

Net loss .........................          --       (1,417,600)    (1,417,600)
                                     -----------    -----------    -----------

Members' equity, December 31, 1998         1,000      2,054,750      2,055,750

Net loss .........................        (1,000)    (2,191,661)    (2,192,661)
                                     -----------    -----------    -----------

Members' equity (deficit),
 December 31, 1999 ...............   $      --      $  (136,911)   $  (136,911)
                                     -----------    -----------    -----------





               See accompanying notes to the financial statements.

Indeck Maine Energy, L.L.C.
Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                  For the
                                                                period from
                                                                 inception
                                    For the         For the       April 1,
                                   year ended     year ended      1997) to
                                    December       December       December
                                    31, 1999       31, 1998       31, 1997
                                  -----------    -----------    -----------
Cash flows from operating
 activities
 Net loss ......................   $(2,192,661)   $(1,417,600)   $(1,384,665)
                                   -----------    -----------    -----------
 Adjustments to reconcile net
  loss to net cash flows
  used in operating activities
  Depreciation and amortization        184,771        184,771        100,085
  Changes in assets and
   liabilities:
  (Increase) decrease in
   accounts receivable .........       (88,554)       205,704       (391,512)
  Decrease (increase) in
   inventories .................       133,506         71,955       (350,659)
  Decrease (increase) in
   prepaid expenses ............        82,704        (91,424)       (18,544)
  Increase (decrease) in
   accounts payable and accrued
   expenses ....................        98,939       (560,621)       887,683
  Increase in due to affiliates        267,989           --             --
  (Decrease) increase in
   management fee payable ......       (25,000)       100,000         25,000
                                   -----------    -----------    -----------
  Total adjustments ............       654,355        (89,615)       252,053
                                   -----------    -----------    -----------
Net cash used in operating
 activities ....................    (1,538,306)    (1,507,215)    (1,132,612)
                                   -----------    -----------    -----------

Cash flows from investing
 activities
Capital expenditures ...........          --             --         (604,757)
Acquisition of intangible assets          --             --          (19,683)
                                   -----------    -----------    -----------
Net cash used in investing
 activities ....................          --             --         (624,440)
                                   -----------    -----------    -----------

Cash flows from financing
 activities
Capital contributions ..........          --             --        4,858,015
Payment of note payable -
 affiliate .....................          --             --       (3,300,000)
Issuance of notes payable ......     2,101,000      1,500,000        300,000
                                   -----------    -----------    -----------
Net cash provided by financing
 activities ....................     2,101,000      1,500,000      1,858,015
                                   -----------    -----------    -----------

Net increase (decrease) in cash
 and cash equivalents ..........       562,694         (7,215)       100,963

Cash and cash equivalents,
 beginning of period ...........        93,748        100,963           --
                                   -----------    -----------    -----------

Cash and cash equivalents,
 end of period .................   $   656,442    $    93,748    $   100,963
                                   -----------    -----------    -----------

Non-cash activities: On April 1, 1997, land, power generation facilities, equipment and intangible assets were acquired from Indeck Power Overseas Limited, a related entity, for $3,000,000 through the issuance of a note payable.



               See accompanying notes to the financial statements.

Indeck Maine Energy, L.L.C.
Notes to Financial Statements
--------------------------------------------------------------------------------

1.       Description of Business

Indeck Maine Energy, L.L.C. (the "Company") is a limited liability company formed on April 1, 1997 for the purpose of acquiring, operating and managing two wood-fired electric generation facilities (the "Facilities"). The Facilities commenced operations on June 10, 1997. On June 11, 1997, Ridgewood Maine, LLC ("Ridgewood") contributed $4,857,015 for a membership interest.

a. Ridgewood's Priority Return from Operations: Ridgewood's Priority Return From Operations is an amount equal to 18% per annum of $14 million, increased by the amount of any additional contribution made by Ridgewood and reduced by the amount of distributions to Ridgewood of Net Cash Flow From Capital Events, as defined.

b. Allocation of Profits and Losses: In accordance with the Operating Agreement, profits and losses, as defined, are allocated as follows:

First, profits shall be allocated to each Member, other than Ridgewood, until the cumulative amount of profits allocated is equal to the amount of distributions made or to be made to each Member pursuant to the distributions provisions of the Operating Agreement.

Second, all remaining profits and losses shall be allocated to Ridgewood. Also, all depreciation shall be allocated to Ridgewood.

Losses and depreciation allocated to Members in accordance with the Operating Agreement may not exceed the amount that would cause such members to have an Adjusted Capital account Deficit, as defined, at the end of such year. All losses and depreciation in excess of this limitation shall be allocated to the remaining Members who will not be subject to this limitation, in proportion to and to the extent of their positive Capital Account Balances, as defined.

Also, if in any fiscal year a Member unexpectedly receives an adjustment, allocation or distribution as described in the Operating Agreement, and such allocation or distribution causes or increases an Adjusted Capital Account Deficit for such fiscal year, such Member shall be allocated items of income and gain in an amount and manner sufficient to eliminate such Adjusted Capital Account Deficit as quickly as possible.

c. Distributions of Net Cash Flows From Operations: For each Fiscal year, the Company shall distribute Net Cash Flow From Operations, as defined, to the Members as follows:

First, the Company shall distribute to Ridgewood 100% of Net Cash Flow From Operations until Ridgewood has received the full amount of any unpaid portion of Ridgewood's Priority Return From Operations, as defined, for any preceding fiscal year,

Second, the Company shall distribute to Ridgewood 100% of Net Cash Flow From Operations until Ridgewood has received Ridgewood's Priority Return From Operations for the current fiscal year.

Third, the Company shall distribute 100% of Net Cash Flow From Operations to the Members, other than Ridgewood, in accordance with the respective interests of such Members until such Members have collectively received an amount equal to the amount distributed to Ridgewood during the current fiscal year.

Fourth, the Company shall thereafter distribute any remaining balance of Net Cash Flow From Operations 25% to Ridgewood and 75% to the remaining Members, in accordance with the respective interest of such Members, until such time as Ridgewood has received aggregate distributions equal to Ridgewood's Initial Capital Contribution, as defined. At such time, the distribution percentages shall be amended to 50% Ridgewood and 50% to the remaining Members.

d. Distributions of Net Cash Flow From Capital Events: The Company shall distribute Net Cash Flow From Capital Events, as defined, 50% to Ridgewood and 50% to the remaining Members, in accordance with the respective interests of such Members.

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

Cash and cash equivalents
The Company considers all highly liquid investments with maturities when purchased of three months or less as cash and cash equivalents.

Revenue recognition
Revenue is recognized when the power is transmitted or the service is provided. Interest income is recorded when earned.

Inventories
Inventories, consisting of wood and propane, are stated at cost, with cost being determined on the first-in, first-out method.

Plant and equipment
Machinery and equipment, consisting principally of electrical generating equipment, is stated at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred.

Depreciation is recorded using the straight-line method over the estimated useful life of the assets, ranging from 5 to 20 years. During the years ended December 31, 1999 and 1998 and the period from inception (April 1, 1997) to December 31, 1997, the Company recorded depreciation expense of $171,489, $171,489 and $92,891, respectively.

Intangible assets
Intangible assets are amortized over 20 years on a straight-line basis. During the years ended December 31, 1999 and 1998 and the period from inception (April 1, 1997) to December 31, 1997, the Company recorded amortization expense of $13,282, $13,282 and $7,194.

Significant Customers
During 1999, the Company's three largest customers accounted for 41%, 22% and 19% of total revenues. Other customers individually accounted for less than 10% of total revenues.

Income taxes
No provision is made for income taxes in the accompanying financial statements as the income or loss of the Company is passed through and included in the tax returns of the partners.

3.       Notes Payable

Notes payable consist of the following at December 31, 1999:

Note payable to Indeck Energy Services,
  Inc. (a Member),  due on demand with
  interest at 5% ........................   $1,800,500

Note payable to Ridgewood Maine, LLC
  (a Member), due on demand with interest
  at 5% .................................    1,800,500
                                            ----------

                                            $3,601,000
                                            ----------

4.       Operating Status

Both projects have temporarily suspended operations; one in December 1997 and the other in January 1998. It is management's intent not to operate these facilities, except during periods of peak demand, until profitable power sales contracts can be negotiated. Management is currently negotiating contracts with various utility companies and expects to commence operations in late 2000 or 2001. Based on forecasts related to these contracts, management believes that the Company will be able to recover the carrying value of its long-lived assets and meet its financial obligations. The Members intend to continue providing the necessary financial support to the Company for the foreseeable future and to not demand payment, within the next twelve months, of the notes payable discussed in
Note 3.

5.       Related Party transactions

The Company is required to pay certain Members a fee for management services of $50,000 in 1997 and $100,000 per year thereafter. Additional management fees of up to $200,000 per year may be payable contingent upon achieving Ridgewood's Priority Return from Operations, as defined. No contingent management fee has been accrued as of December 31, 1999 or 1998.

The Company incurred expenses of approximately $770,000 and $1,189,000 for the year ended December 31, 1998 and for the period from inception (April 1, 1997) through December 31, 1997, respectively, from Indeck Operations, Inc. and Indeck Energy Services, Inc., companies affiliated through common ownership, for the operation, maintenance and administration of the Company's facilities. At December 31, 1998, approximately $57,000 of these charges were in accounts payable.

Under an Operating Agreement with the Trusts, Ridgewood Power Management LLC (formerly Ridgewood Power Management Corporation, "Ridgewood Management"), an entity related to the managing shareholder of the Trusts through common ownership, provides management, purchasing, engineering, planning and administrative services to the Company. Ridgewood Management charges the Company at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by Ridgewood Management. During the year ended December 31, 1999, Ridgewood Management charged the Company $197,825 for overhead items allocated based on time records and in proportion to the amount invested in projects managed. Ridgewood Management also charged the Company for all of the remaining direct operating and non-operating expenses incurred during the periods

6.       Dispute with ISO

From June through December 1999, the Facilities periodically operated on dispatch from ISO-New England, Inc. (the "ISO") and also submitted offers to the ISO to run at high prices during power emergencies. The Facilities have claimed the ISO owes them approximately $14 million for the electricity products they provided in those periods and the ISO has claimed that no material revenues at all are due to the projects. The Company has not recorded any of the disputed revenues in the financial statements and it is too early to estimate the outcome of the dispute.

                                Ridgewood UK, LLC

                        Consolidated Financial Statements

                                December 31, 1999

                        Report of Independent Accountants


To the Member of Ridgewood UK, LLC:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income, changes in member's equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood UK, LLC (the "Company") and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the period May 27, 1999 through December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
New York, NY
March 24, 2000

Ridgewood UK, LLC
Consolidated Balance Sheet
--------------------------------------------------------------------------------


                                                               December 31, 1999
                                                                   ------------
Assets:
Cash and cash equivalents .................................        $  3,378,123
Accounts receivable, trade ................................           1,389,285
Accounts receivable, other ................................           1,321,594
                                                                   ------------
     Total current assets .................................           6,089,003
                                                                   ------------

Plant and equipment .......................................          13,601,629
Less - Accumulated depreciation ...........................            (272,870)
                                                                   ------------
      Plant and equipment, net ............................          13,328,759
                                                                   ------------

Electric power sales contract .............................          11,637,924
Less - Accumulated amortization ...........................            (372,303)
                                                                   ------------
       Electric power sales contract, net .................          11,265,621
                                                                   ------------

     Total assets .........................................        $ 30,683,382
                                                                   ------------


Liabilities and Member's Equity:

Liabilities:
Current portion of long-term debt .........................        $    481,898
Accounts payable and accrued expenses .....................           4,122,728
                                                                   ------------
     Total current liabilities ............................           4,604,626

Long-term debt, less current portion ......................           8,701,569
Deferred income taxes .....................................             460,878

Commitments and contingencies

Member's equity ...........................................          16,916,309
                                                                   ------------

     Total liabilities and member's equity ................        $ 30,683,382
                                                                   ------------












        See accompanying notes to the consolidated financial statements.

Ridgewood UK, LLC
Consolidated Statement of Operations and Comprehensive Income
--------------------------------------------------------------------------------

                                                             For the Period From
                                                               May 27, 1999 to
                                                               December 31, 1999
                                                                    -----------

Revenue ..................................................          $ 2,862,290

Cost of sales ............................................            1,595,189
                                                                    -----------

Gross profit .............................................            1,267,101

General and administrative expenses ......................              539,811
                                                                    -----------

Income from operations ...................................              727,290

Other income (expense):
     Interest income .....................................               30,708
     Interest expense ....................................             (271,522)
                                                                    -----------

Income before taxes ......................................              486,476

Provision for income taxes ...............................              306,155
                                                                    -----------

Net income ...............................................              180,321

Cumulative translation adjustment ........................               68,421
                                                                    -----------

Comprehensive income .....................................          $   248,742
                                                                    -----------


























        See accompanying notes to the consolidated financial statements.

Ridgewood UK, LLC
Consolidated Statement of Changes In Member's Equity
For the Period From May 27, 1999 to December 31, 1999
--------------------------------------------------------------------------------


Initial capital contribution .............................           $16,667,567

Net income for the year ..................................               180,321

Cumulative translation adjustment ........................                68,421
                                                                     -----------

Member's equity, December 31, 1999 .......................           $16,916,309
                                                                     -----------








































        See accompanying notes to the consolidated financial statements.

Ridgewood UK, LLC
Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                          For the Period From
                                                            May 27, 1999 to
                                                           December 31, 1999
                                                               ------------
Cash flows from operating activities:
Net income .................................................   $    180,321
                                                               ------------
Adjustments to reconcile net income to cash
 flows from operating activities:
   Depreciation and amortization ...........................        645,173
   Changes in assets and liabilities, net of assets acquired
     Increase in accounts receivable, trade ................       (371,375)
     Increase in accounts receivable, other ................     (1,315,062)
     Increase in accounts payable and accrued expenses .....      3,652,266
     Increase in deferred taxes ............................        460,113
                                                               ------------
       Total adjustments ...................................      3,071,115
                                                               ------------
       Net cash provided by operating activities ...........      3,251,436
                                                               ------------

Cash flows from investing activities:
Cash used to purchase landfill gas fired projects ..........    (16,436,548)
                                                               ------------
       Net cash used in investing activities ...............    (16,436,548)
                                                               ------------

Cash flows from financing activities:
Payment of bank debt .......................................       (104,332)
Cash contributions .........................................     16,667,567
                                                               ------------
       Net cash provided by financing activities ...........     16,563,235
                                                               ------------
Net increase in cash and cash
 equivalents and balance at end of period ..................   $  3,378,123
                                                               ------------







        See accompanying notes to the consolidated financial statements.

Ridgewood UK, LLC
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.       Organization and Business Activity

On May 27, 1999, Ridgewood UK, LLC was formed as a Delaware limited liability company (the "Company"). Ridgewood Electric Power Trust V ("Trust V") is the sole member of the Company.

On June 30, 1999, Trust V contributed $16,667,567 to the Company and the Company purchased 100% of the equity of Combined Landfill Projects, Ltd. ("CLP") and its subsidiaries which own six landfill gas power plants located in Great Britain. The total purchase price was $16,436,548, including $617,567 of acquisition costs.

The first six plants have an installed capacity of 14.5 megawatts and sell the electricity under 15 year contracts to two quasi-autonomous non-governmental organization that purchase electricity generated by renewable sources on behalf of all British utilities.

2.       Summary of Significant Accounting Policies

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

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

Cash and cash equivalents
The Company considers all highly liquid investments with maturaties when purchased of three months or less as cash and cash equivalents.

Revenue recognition
Power generation revenue is recognized based on power delivered at rates stipulated in the power sales contract. Interest income is recorded when earned.

Foreign Currency Translation
The financial statements of the Company's non-United States subsidiaries are translated into United States dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account in the shareholders' equity section of the balance sheet.

Plant and equipment
Machinery and equipment, consisting principally of electrical generating equipment, is stated at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred.

Depreciation is recorded using the straight-line method over the estimated useful life of the assets, which ranges from 3 to 15 years. During the period from May 27, 1999 to December 31, 1999, the Company recorded depreciation expense of $272,870.

Intangible asset
A portion of the purchase price of the Providence Project was assigned to the Electric Power Sales Contracts and is being amortized over the 15 year life on the contract on a straight-line basis. During the period from May 27, 1999 to December 31, 1999, the Company recorded amortization expense of $372,303.

Income taxes
The Company utilizes the asset and liability method of accounting for income taxes for its United Kingdom securities. The Company recorded a provision for deferred United Kingdom income taxes of $306,155 for the period from May 27, 1999 to December 31, 1999.

No provision is made for United States income taxes in the accompanying financial statements as the United States income or loss of the Company is passed through and included in the tax returns of the partners.

3.       Long-Term Debt

Following is a summary of long-term debt at December 31, 1999:

Bank loan payable                               $9,183,467
Less - Current maturity                           (481,898)
                                      ----------------------
Total long-term debt                            $8,701,569
                                      ----------------------

The bank loan is repayable in semi annual installments each March 31st and September 30th through September 30, 2010. The loan bears interest at LIBOR plus 2.25% (7.5625% at December 31, 1999). The notes are secured by substantially all of the assets of the projects.

Scheduled principal repayments of long-term debt for the next five years are as follows:
                                       Year Ended
                                      December 31,            Payment

                                      2000                    481,898
                                      2001                    533,358
                                      2002                    590,469
                                      2003                    653,388
                                      2004                    724,051

4.       Fair Value of Financial Instruments

At December 31, 1999, the carrying values of the Company's cash, accounts receivable and accounts payable approximate their fair values. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, also approximates its carrying value.

5.       Electric Power Sales Contract

The Company is committed to sell all of the electricity it produces to two quasi-autonomous non-governmental organizations that purchase electricity generated by renewable sources (such as landfill gas power plants) on behalf of all British utilities in order to meet British environmental protection goals. The electricity prices will be increased annually by a factor equal to the percentage increase in the United Kingdom Retail Price Index.

7.       Transactions with Affiliates

CLP Services Limited ("CLPS"), a new company organized by the previous owners of CLP, provides day-to-day services to the projects. CLPS is paid a flat fee of approximately 1.2 cents per kilowatt-hour for those services (adjusted for increases in the Retail Price Index) and is eligible for bonus payments if a project's actual annual electricity output exceeds 90% of its capacity. CLPS is also paid approximately $88,000 per year (also adjusted for increases in the Retail Price Index) for management services for the various companies owning the five existing projects. The gas extraction and cleaning systems for the landfills will be operated by CLPS for no additional cost. The Company may terminate the contract with CLPS if at the end of any year the projects in the aggregate have not produced at least 90% of their capacity (adjusted for loss of time for scheduled downtime, catastrophic failures not caused by CLPS or failures to receive landfill gas not caused by CLPS), or at any time if it can be shown that it is physically impossible for the plants as a whole to meet the 90% standard for the current year.

8.       Additional Projects

CLPS will proceed to develop as many as 20 additional landfill gas plants in Great Britain as may be feasible and will bear the developmental costs itself. As each remaining plant is completed and commissioned, the Company expects that the bank will provide long-term finance for approximately 55% of the plant's reasonable cost, although the bank has not yet committed to do so. If full bank financing is obtained for a plant, the Company has the option to buy the equity interest from CLPS. The estimated cost of the 20 developmental sites, if all the developmental plants are built and the Company elects to acquire them, is $20 to $22 million. The Company expects that The Ridgewood Power Growth Fund (the "Growth Fund") will supply any remaining required development equity. To the extent that the Growth Fund supplies capital, it will receive an undivided interest in the entire package of operating and developmental projects.