Form 10-Q
period 2000-03-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2000-05-15
CIK 1060755

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2054

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OFTHE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2000

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

Item 1. Financial Statements















                        Ridgewood Electric Power Trust V

                        Consolidated Financial Statements

                                 March 31, 2000

Ridgewood Electric Power Trust V
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                               March 31, 2000     December 31,
Assets:                                           (unaudited)        1999
                                                 ------------     ----------
Cash and cash equivalents ....................   $ 11,994,060    $ 14,759,184
Due from affiliates ..........................        576,934         675,185
Other current assets .........................        371,262         404,351
                                                 ------------     ----------
         Total current assets ................     12,942,256      15,838,720

Investments:
    Maine Hydro Projects .....................      5,919,022       5,663,505
    Maine Biomass Projects ...................      5,755,455       5,825,271
    MetaSound Systems ........................        539,600         921,163
    Quantum Conveyor .........................      2,812,421       2,810,410
    Santee River Rubber Project ..............      8,022,760       8,186,456
    Egypt Projects ...........................      5,552,540       4,736,093
    Mediterranean Fiber Optic Project/GFG ....           --         1,497,670
    United Kingdom Landfill Projects .........     17,307,474      16,916,309

Deferred due diligence costs .................         10,951            --
                                                 ------------     ----------
         Total assets ........................   $ 58,862,479    $ 62,395,597
                                                 ------------     ----------

Liabilities and shareholders' equity:

Liabilities:
Accounts payable and accrued expenses ........   $     73,130    $    174,857
Due to affiliates ............................        279,009         449,178
                                                 ------------     ----------
    Total current liabilities ................        352,139         624,035
                                                 ------------     ----------

Minority interest ............................      1,219,746       1,337,769

Commitments and contingencies

Shareholders' equity:
 Shareholders' equity (932.8875 investor
 shares issued and outstanding)                    57,532,654      60,644,421
 Subscription receivable .....................        (23,000)        (23,000)
                                                 ------------     ----------
   Shareholders' equity, net .................     57,509,654      60,621,421
 Managing shareholder's accumulated deficit (1
  management share issued and outstanding)           (219,060)       (187,628)
                                                 ------------     ----------
   Total shareholders' equity ................     57,290,594      60,433,793
                                                 ------------     ----------
   Total liabilities and shareholders' equity    $ 58,862,479    $ 62,395,597
                                                 ------------     ----------


                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------
                                                      Three Months Ended
                                              March 31, 2000     March 31, 1999
                                                   ----------     ----------
Revenues:
   Interest income ............................   $    95,216    $   614,026
   Income from Maine Hydro Projects ...........       255,517        537,135
   Loss from Maine Biomass Projects ...........       (69,816)      (168,403)
   Loss from MetaSound Systems ................      (381,563)      (248,639)
   Income (loss) from Quantum Conveyor ........         2,011        (10,709)
   (Loss) income from Santee River Rubber
    Project ...................................      (163,696)         4,034
   Loss from Egypt Projects ...................       (49,440)          --
   Loss from Mediterranean Fiber Optic
    Project/GFG ...............................       (49,924)          --
   Income from United Kingdom Landfill Projects       391,165           --
                                                   ----------     ----------
           Total revenue ......................        29,470        727,444
                                                   ----------     ----------
Expenses:
  Investment fee ..............................          --            6,500
  Management fee ..............................       508,189        601,202
  Accounting and legal fees ...................        37,424         20,039
  Research and development ....................       297,377        201,332
  Miscellaneous ...............................        11,586         53,114
  Writedown of investment in Mediterranean
   Fiber Optic/GFG ............................     1,447,746            --
                                                   ----------     ----------
          Total expenses ......................     2,302,322        882,187
                                                   ----------     ----------

           Loss from operations ...............    (2,272,852)      (154,743)

  Minority interest in loss (income) of
   consolidated subsidiary                            118,023        (1,704)
                                                   ----------     ----------
           Net loss ...........................   $(2,154,829)   $  (156,447)
                                                   ----------     ----------




                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                      Subscription   Managing
                        Shareholders   Receivable   Shareholder       Total
                        ------------   -----------  ----------    ------------
Shareholders' equity,
 December 31, 1999 ..   $ 60,644,421    $(23,000)    $(187,628)   $ 60,433,793

Cash distributions ..       (978,486)         --        (9,884)       (988,370)

Net loss for the year     (2,133,281)         --       (21,548)     (2,154,829)
                        ------------   -----------  ----------    ------------
Shareholders' equity,
 March 31, 2000 .....   $ 57,532,654    $(23,000)    $(219,060)   $ 57,290,594
                        ------------   -----------  ----------    ------------







                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------
                                                          Three Months Ended
                                                   March 31,         March 31,
                                                     2000             1999
                                                  -----------      ----------
Cash flows from operating activities:
 Net loss ....................................   $ (2,154,829)   $   (156,447)
                                                  -----------      ----------
 Adjustments to reconcile net income to ne
  cash flows from operating activities
  Income from Maine Hydro Projects ...........       (255,517)       (537,135)
  Loss from Maine Biomass Projects ...........         69,816         168,403
  Loss from MetaSound Systems ................        381,563         248,639
  (Income) loss from Quantum Conveyor ........         (2,011)         10,709
  Loss (income) from Santee River Rubber
   Project ...................................        163,696          (4,034)
  Loss from Egypt Projects ...................         49,440            --
  Loss from Mediterranean Fiber Optic
   Project/GFG ...............................         49,924            --
  Income from United Kingdom Landfill Projects       (391,165)           --
  Minority interest in (loss) income of
   consolidated subsidiary ...................       (118,023)          1,704
  Writedown of investment in Mediterranean
   Fiber Optic/GFG ...........................      1,447,746            --
  Changes in assets and liabilities:
   Decrease (increase) in other current assets         33,089         (89,484)
   (Decrease) increase in accounts payable and
    accrued expenses                                 (101,727)          2,282
   Decrease in due to affiliate, net .........        (71,918)       (607,356)
                                                  -----------      ----------
   Total adjustments .........................      1,254,913        (806,272)
                                                  -----------      ----------
   Net cash used in operating activities .....       (899,916)       (962,719)
                                                  -----------      ----------

Cash flows from investing activities:
 Loans to Maine Biomass Projects .............           --          (100,250)
 Investment in MetaSound Systems .............           --            (6,151)
 Investment in Egypt Projects ................       (865,887)           --
 Distributions from Santee River Rubber ......           --           214,254
 Deferred due diligence costs ................        (10,951)       (262,653)
                                                  -----------      ----------
   Net cash used in investing activities .....       (876,838)       (154,800)
                                                  -----------      ----------
Cash flows from financing activities:
 Proceeds from shareholders' contributions ...           --           130,500
 Selling commissions and offering costs paid .           --           (35,700)
 Cash distributions to shareholders ..........       (988,370)       (997,319)
                                                  -----------      ----------
   Net cash provided by financing activities .       (988,370)       (902,519)
                                                  -----------      ----------

Net decrease in cash and cash equivalents ....     (2,765,124)     (2,020,038)

Cash and cash equivalents, beginning of year .     14,759,184      42,832,241
                                                  -----------      ----------
Cash and cash equivalents, end of period .....   $ 11,994,060    $ 40,812,203
                                                  -----------      ----------

                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust V
Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust V's (the "Trust") consolidated financial statements included in the 1999 Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2. Writedown of investment in Mediterranean Fiber Optic Project/GFG

In September 1999, the Trust and The Ridgewood Power Growth Fund (the "Growth Fund") made a joint investment of $3,000,000 in Global Fiber Group ("GFG"), which was in the process of developing an underwater fiber optic cable in the Western Mediterranean (the "Mediterranean Fiber Optic Project"). The investment, which was funded equally by the Growth Fund and the Trust, provided for a 25% ownership interest in GFG and the right to invest in projects developed by GFG. In the first quarter of 2000, the Trust determined that GFG would probably not be able to develop the Mediterranean Fiber Optic Project or any other project. As a result, the Trust determined that it would be unlikely to recover its investment in GFG. As a result, the trust recorded a writedown of $1,447,746 in the first quarter of 2000 to reduce the estimated fair value of the investment to zero.

3.  Subsequent Event - Synergics, Inc. Acquisition

Beginning in late 1999, Ridgewood Power LLC, the Managing Shareholder of the Trust, began negotiations to buy nine existing hydroelectric generating plants from Synergics, Inc. In the course of negotiations and due diligence, Ridgewood Power learned that one of Synergics' lenders had declared a payment default against Synergics and that the lender had agreed to discharge the debt at a substantial discount from the face amount if payment were made by the end of April 2000. In order to preserve the benefit of the lender's offer and to allow completion of the acquisition on favorable terms, the Trust and the Growth Fund, through a joint venture, acquired the debt from the lender on April 28, 2000 for a payment of $17 million to the lender. The debt remains in default but the joint venture is not exercising its remedies against Synergics or the Synergics subsidiaries pending the proposed acquisition described below.

The joint venture intends to acquire the Synergics hydroelectric generation business by forgiving the $17 million of outstanding debt and paying an additional $1 million to the shareholders of Synergics and paying up to an additional $1.7 million of Synergics' tax liabilities that might be incurred as a result of the sale of its assets. In addition, if a project lease for Synergics' Box Canyon, California hydroelectric plant is extended beyond the year 2010, the joint venture will pay the Synergics shareholders the lesser of $500,000 or one-half of the agreed present value derived from the lease extension. The structuring and closing of the acquisition is to be determined after a review of certain financial, contractual and tax considerations and termination of the Hart-Scott-Rodino Act antitrust waiting period.

Until the acquisition closes, Synergics has agreed to retain all working capital for the account of the joint venture and to allow the joint venture to approve all operational decisions and expenditures. Synergics is cooperating closely with the joint venture in making operational decisions. However, although the joint venture currently intends to acquire the Synergics hydroelectric generation business as promptly as possible, neither the joint venture nor the Trust and the Growth Fund are obligated to acquire Synergics or any of its assets. Wayne L. Rogers, the president of Synergics, Inc., agreed to vote the stock of Synergics, Inc. beneficially owned by him (approximately 69% of the voting stock) in favor of a merger or other corporate reorganization as specified by the Trust and the Growth Fund that materially complies with the provisions outlined above.

Although the joint venture now owns $17 million of the senior debt of Synergics, there is approximately $11.725 million of debt owed to Fleet Bank, N.A. The Trust and the Growth Fund are in discussions with Fleet Bank concerning the assumption of the Fleet debt in connection with the acquisition.

The Trust supplied $5 million of the capital used by the joint venture to acquire the debt and the Growth Fund supplied the remaining $12 million. Any additional capital needed for the acquisition will be supplied to the joint venture by the Growth Fund. The Trust and the Growth Fund will own the joint venture in proportion to the capital each supplies and neither will have preferred rights over the other.

4.       Summary Results of Operations for Selected Investments

Summary results of operations for the Maine Hydro projects, which are accounted for under the equity method, were as follows:

                            Three Months Ended March 31,
                                    2000        1999
Total revenue ...............   $1,346,000   $1,861,000
Depreciation and amortization      280,000      274,000
Net income ..................      511,000    1,074,000

Summary results of operations for the Maine Biomass projects, which are accounted for under the equity method, were as follows:

                             Three Months Ended March 31,
                                   2000         1999
Total revenue ...............   $ 582,000    $ 166,000
Depreciation and amortization      13,000       13,000
Net loss ....................    (140,000)    (348,000)

Summary results of operations for the Santee River Rubber project, which is accounted for under the equity method, were as follows:

                               Three Months Ended March 31,
                                    2000            1999
Total revenue ...............   $   242,000           --
Depreciation and amortization          --             --
Net loss ....................    (1,387,000)      (494,000)

Summary results of operations for MetaSound Systems, which is accounted for under the equity method, were as follows:

                  Three Months Ended March 31,
                        2000         1999
Total revenue ..   $   263,000        100,000
Net loss .......    (1,387,000)    (1,041,000)

Summary results of operations for the Egypt projects, which is accounted for under the equity method, were as follows:

                               Three Months Ended March 31,
                                   2000
Total revenue ...............   $   --
Depreciation and amortization       --
Net loss ....................    (97,000)

Summary results of operations for the UK Landfill Gas projects, which are accounted for under the equity method, were as follows:

                        Three Months Ended March 31,
                                    2000
Total revenue ...............   $1,531,000
Depreciation and amortization      387,000
Net income ..................      391,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are generally rounded to the nearest $1,000.

Introduction

The consolidated financial statements include only the accounts of the Trust and its majority owned subsidiary, Ridgewood WaterPure Corporation. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects, the Maine Biomass Projects, the United Kingdom Landfill Projects, Egypt Projects, Mediterranean Fiber Optic Project/GFG, the Santee River Rubber Project, Quantum Conveyors and MetaSound Systems, which are owned 50% or less by the Trust.

Results of Operations

Quarter ended March 31, 2000 compared to quarter ended March 31, 1999

In the first quarter of 2000, the Trust had total revenue of $29,000, a decline of $698,000 from total revenue of $727,000 in the same period in 1999. Interest income declined by $519,000 from $614,000 in the first quarter of 1999 to $95,000 in the first quarter of 2000 due to lower average cash balances. Equity income from the Maine Hydro Projects decreased $281,000 from $537,000 in the first quarter of 1999 to $256,000 in the same period in 2000 due to lower production because the above-average river flows in 1999 did not recur in 2000. The equity loss from the shut-down Maine Biomass Projects decreased from $168,000 in the first quarter of 1999 to $70,000 in the same period in 2000 due to cost reductions and sales of installed capacity at the plants. The Trust's share of losses from MetaSound Systems increased due to the increased marketing expenditures by MetaSound as it attempts to rapidly grow its business. The equity interest in the Santee River Rubber project changed from income of $4,000 in the first quarter of 1999 to a loss of $164,000 in the first quarter of 2000 due to the cost of staffing the project for the current testing and modification stage of the project. The Trust also recorded income of $391,000 from its United Kingdom Landfill Projects which were acquired in June 1999.

As discussed in Note 2 to the March 31, 2000 financial statements, the Trust recorded a $1,447,746 writedown of its investment in Mediterranean Fiber Optic Project/GFG in the first quarter of 2000.

In the first quarter of 2000, the most significant expense was the management fee of $508,000, which is less than the $601,000 charged in the first quarter of 1999.

In the first quarter of 2000, the Trust's Ridgewood WaterPure subsidiary incurred $297,000 of research and development costs related to its water distillation technology, an increase of $96,000 from the $201,000 incurred in the first quarter of 1999.

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

The investment fee declined from $261,000 in the first quarter of 1998 to $7,000 in the first quarter of 1999 as a result of the closing of the Trust's offering in April 1998. In the first quarter of 1999, the most significant expense was the management fee of $601,000 (2.5% annually of capital contributions), which began to be charged at the termination of the offering in April 1998. This fee supersedes reimbursements for project management services (computed at cost or the allocable amount of certain overhead expenses) provided by the Managing Shareholder, which totaled $138,000 in the first quarter of 1998.

In the first quarter of 1999, the Trust's Ridgewood WaterPure subsidiary incurred $201,000 of research and development costs related to its water distillation technology.


Liquidity and Capital Resources

In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $1,150,000. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to
1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. There have been no borrowings under the line of credit in 2000.

As disclosed in the Trust's Annual Report on Form 10-K for the year 1999, the Santee River Project has experienced material design and performance inadequacies that will require additional sequential alterations and additional work to be paid for by the Contractor. The Contractor is continuing to make repairs and modifications at its own cost, but the Project requires additional capital in order for it to remain open and available to the Contractor for this work. The Trust and Environmental Processing Services, Inc., the developer, are discussing potential financing alternatives but no agreement has been reached and there is no assurance that agreement will be reached before the Project exhausts its working capital.

The Contractor is currently defraying debt service on the construction debt for the Project and is obligated to do so until August 9, 2000, when letters of credit securing the debt will become available

Other than investments of available cash in power generation Projects, obligations of the Trust are generally limited to payment of Project operating expenses, payment of a management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Trust's investments. The Trust's policy is to distribute as much cash as is prudent to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital. The amount of working capital retained is further reduced by the availability of the line of credit facility.

The Trust anticipates that, during 2000, its cash flow from operations, unexpended offering proceeds and line of credit facility will be adequate to fund its obligations.

Forward-looking statement advisory

This Quarterly Report on Form 10-Q, as with some other statements made by the Trust from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate and are found, among other places, in the notes to financial statements and at Part I, Item 2, Management's Discussion and Analysis. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission and its Confidential Memorandum discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies of fuel and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith. Some of the cautionary factors that readers should consider are described in the Trust's most recent Annual Report on Form 10-K.

By making these statements now, the Trust is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.

                           PART II - OTHER INFORMATION

None.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RIDGEWOOD ELECTRIC POWER TRUST V
                                   Registrant

May 15, 2000                     By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)