Form 10-Q
period 2000-06-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2000-08-14
CIK 1060755

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OFTHE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000

                         Commission file Number 0-24143

                        RIDGEWOOD ELECTRIC POWER TRUST V
            (Exact name of registrant as specified in its charter.)


 Delaware                                      22-3437351
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)

   947 Linwood Avenue, Ridgewood, New Jersey                07450-2939
   ------------------------------------------------------------------------
   (Address of principal executive offices)                        (Zip Code)

               (201) 447-9000
               ----------------
Registrant's telephone number, including area code:

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

Item 1. Financial Statements













                        Ridgewood Electric Power Trust V

                        Consolidated Financial Statements

                                  June 30, 2000

Ridgewood Electric Power Trust V
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                            June 30, 2000    December 31,
                                                                1999
                                             ------------    ------------
Assets:                                     (unaudited)
Cash and cash equivalents ................   $  4,054,945    $ 14,759,184
Due from affiliates ......................        452,207         675,185
Other current assets .....................        420,318         404,351
                                             ------------    ------------
Total current assets .....................      4,927,470      15,838,720

Investments:
    Maine Hydro Projects .................      5,825,237       5,663,505
    Maine Biomass Projects ...............      5,655,175       5,825,271
    MetaSound Systems ....................        354,721         921,163
    Quantum Conveyor .....................      2,715,857       2,810,410
    Santee River Rubber Project ..........      7,825,414       8,186,456
    Egypt Projects .......................      6,997,961       4,736,093
    Mediterranean Fiber Optic Project/GFG            --         1,497,670
    United Kingdom Landfill Projects .....     16,679,024      16,916,309
    Synergics Hydro ......................      5,182,494            --
                                             ------------    ------------
Total assets .............................   $ 56,163,353    $ 62,395,597
                                             ------------    ------------

Liabilities and shareholders' equity:
Liabilities:
Accounts payable and accrued expenses ....   $     59,074    $    174,857
Due to affiliates ........................           --           449,178
                                             ------------    ------------
Total current liabilities ................         59,074         624,035
                                             ------------    ------------
Minority interest ........................      1,046,220       1,337,769
Commitments and contingencies
Shareholders' equity:
    Shareholders' equity (932.8875
     investor shares issued and
       outstanding) ......................     55,322,444      60,644,421
    Subscription receivable ..............        (23,000)        (23,000)
                                             ------------    ------------
         Shareholders' equity, net .......     55,299,444      60,621,421
    Managing shareholder's accumulated
     deficit (1 management share
       issued and outstanding) ...........       (241,385)       (187,628)
                                             ------------    ------------
Total shareholders' equity ...............     55,058,059      60,433,793
                                             ------------    ------------
Total liabilities and shareholders' equity   $ 56,163,353    $ 62,395,597
                                             ------------    ------------



                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                Six Months Ended          Three Months Ended
                             ----------------------    ------------------------
                                June 30,    June 30,     June 30,    June 30,
                                2000          1999        2000           1999
                             ----------   ----------   -----------   ----------
Revenue:
Interest income ...........  $  322,521   $1,092,329   $   227,305  $   478,303
Income from Maine
 Hydro Projects ...........     661,732      654,661       406,215      117,526
Loss from Maine
 Biomass Projects .........    (170,096)    (410,497)     (100,280)    (242,094)
(Loss) income from
 Santee River Rubber
 Project ..................    (361,042)     129,605      (197,346)     125,571
Loss from Quantum
 Conveyor .................     (94,553)    (129,752)      (96,564)    (119,043)
Loss from MetaSound .......    (566,442)    (427,463)     (184,879)    (178,824)
Income from Egypt Projects       61,612         --         111,052         --
Loss from Mediterranean
 Fiber Optic
 Project/GFG ..............     (49,924)        --            --           --
Income from United
 Kingdom Landfill Projects      819,985         --         428,820         --
Income from Synergics Hydro     125,000         --         125,000         --
                            -----------   ----------   -----------  -----------
Total revenue .............     748,793      908,883       719,323      181,439
                            -----------   ----------   -----------  -----------
Expenses:
Due diligence costs .......        --        101,988          --        101,988
Accounting and legal fees .     152,553       64,869       115,129       44,830
Management fee ............   1,091,245    1,263,522       583,056      662,320
Research and development ..     662,612      350,284       365,235      118,952
Miscellaneous .............      21,516       81,274         9,930       21,660
Writedown of investment
 in Mediterranean
 Fiber Optic Project/GFG ..   1,447,746         --            --            --
                            -----------   ----------   -----------  -----------
Total expenses ............   3,375,672    1,861,937     1,073,350      949,750
                            -----------   ----------   -----------  -----------
Loss from operations ......  (2,626,879)    (953,054)     (354,027)    (768,311)
Minority interest in
 loss of subsidiary .......     291,549      122,421       173,526      124,125
                            -----------   ----------   -----------  -----------
Net loss .................. $(2,335,330)  $ (830,633)  $  (180,501) $  (644,186)
                            -----------   ----------    -----------  ----------






                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                      Subscription  Managing
                         Shareholders  Receivable  Shareholder     Total
                         -----------   ---------    ---------    ------------
Shareholders' equity,
 December 31, 1999 ...   $60,644,421   $ (23,000)   $(187,628)   $ 60,433,793

Cash distributions ...    (1,963,303)       --        (19,831)     (1,983,134)

Cumulative translation
 adjustment ..........    (1,046,697)       --        (10,573)     (1,057,270)

Net loss for the year     (2,311,977)       --        (23,353)     (2,335,330)
                         -----------   ---------    ---------    ------------
Shareholders' equity,
 June 30, 2000 .......   $55,322,444   $ (23,000)    (241,385)   $ 55,058,059
                         -----------   ---------    ---------    ------------





Ridgewood Electric Power Trust V
Consolidated Statement of Comprehensive Loss  (unaudited)
-------------------------------------------------------------------------------


                            Six Months Ended              Three Months Ended
                         --------------------------    ----------------------
                            June 30,    June 30,       June 30,      June 30,
                            2000          1999          2000           1999
                         ------------   ---------    -----------    ----------

Net loss .............   $(2,335,330)   $(830,633)   $  (180,501)   $  (644,186)

Cumulative translation
 adjustment ..........    (1,046,697)        --       (1,046,697)          --
                         -----------    ---------    -----------    -----------

Comprehensive loss ...   $(3,382,027)   $(830,633)   $(1,227,198)   $  (644,186)
                         -----------    ---------    -----------    -----------







                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                  Six Months Ended
                                            ----------------------------
                                           June 30, 2000    June 30, 1999
                                            ------------    ------------
Cash flows from operating activities:
Net loss ................................   $ (2,335,330)   $   (830,633)
                                            ------------    ------------
Adjustments to  reconcile  net
 income to net cash  flows  from
 operating activities:
 Income from Maine Hydro Projects .......       (661,732)       (654,661)
 Loss from Maine Biomass Projects .......        170,096         410,496
 Loss from MetaSound Systems ............        566,442         427,463
 Loss from Quantum Conveyor .............         94,553         129,752
 Loss (income) from Santee River
  Rubber Project ........................        361,042        (129,605)
 Income from Egypt Projects .............        (61,612)           --
 Loss from Mediterranean Fiber
  Optic Project/GFG .....................         49,924            --
 Income from United Kingdom
  Landfill Projects .....................       (819,985)           --
 Income from Synergics Hydro ............       (125,000)           --
 Writedown of investment in
  Mediterranean Fiber Optic
  Project/GFG ...........................      1,447,746            --
 Minority interest in loss
  of consolidated subsidiary ............       (291,549)       (122,421)
 Changes in assets and liabilities:
  Decrease in due from affiliates .......        222,978       1,155,427
  Increase in other current assets ......        (15,967)        (76,074)
  Increase in other assets ..............           --           (46,218)
  Decrease in accounts payable and
   accrued expenses .....................       (115,783)        (18,572)
  Decrease in due to affiliates .........       (449,178)       (374,450)
                                            ------------    ------------
Total adjustments .......................        371,975         701,137
                                            ------------    ------------
Net cash used in operating activities ...     (1,963,355)       (129,496)
                                            ------------    ------------
Cash flows from investing activities:
Loans to Maine Biomass Projects .........           --          (225,000)
Investment in UK Landfill Projects ......           --       (16,104,987)
Investment in MetaSound Systems .........           --           (53,412)
Investment in Quantum Conveyor ..........           --            (7,784)
Investments in Egypt Projects ...........     (2,200,256)           --
Investments in Synergics Hydro ..........     (5,057,494)           --
Distributions from Maine Hydro Projects .        500,000         540,007
Distributions from Santee River
 Rubber Project .........................           --           373,089
Deferred due diligence costs ............           --          (797,611)
                                            ------------    ------------
Net cash used in investing activities ...     (6,757,750)    (16,275,698)
                                            ------------    ------------
Cash flows from financing activities:
Proceeds from shareholders' contributions           --           128,250
Selling commissions and offering
 costs paid .............................           --           (12,150)
Cash distributions to shareholders ......     (1,983,134)     (1,967,295)
                                            ------------    ------------
Net cash used in financing activities ...     (1,983,134)     (1,851,195)
                                            ------------    ------------
Net decrease in cash and cash equivalents    (10,704,239)    (18,256,389)
Cash and cash equivalents, beginning
 of year ................................     14,759,184      42,832,241
                                            ------------    ------------
Cash and cash equivalents, end of period    $  4,054,945    $ 24,575,852
                                            ------------    ------------

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

3.  Synergics, Inc. Acquisition

Beginning in late 1999, Ridgewood Power LLC, the Managing Shareholder of the Trust, began negotiations to buy nine existing hydroelectric generating plants from Synergics, Inc. ("Synergics"). In the course of negotiations and due diligence, Ridgewood Power learned that one of Synergics' lenders had declared a payment default against Synergics and that the lender had agreed to discharge the debt at a substantial discount from the face amount if payment were made by the end of April 2000. In order to preserve the benefit of the lender's offer and to allow completion of the acquisition on favorable terms, the Trust and the Growth Fund, through a joint venture, acquired the debt from the lender on April 28, 2000 for a payment of $17 million to the lender. The debt remains in default, but the joint venture is not exercising its remedies against Synergics or the Synergics subsidiaries pending the proposed acquisition described below.

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

Until the acquisition closes, Synergics has agreed to retain all working capital for the account of the joint venture and to allow the joint venture to approve all operational decisions and expenditures. Synergics is cooperating closely with the joint venture in making operational decisions. However, although the joint venture currently intends to acquire the Synergics hydroelectric generation business as promptly as possible, neither the joint venture nor the Trust and the Growth Fund are obligated to acquire Synergics or any of its assets. Wayne L. Rogers, the president of Synergics, agreed to vote the stock of Synergics, Inc. beneficially owned by him (approximately 69% of the voting stock) in favor of a merger or other corporate reorganization as specified by the Trust and the Growth Fund that materially complies with the provisions outlined above.

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

Until the joint venture acquires the hydroelectric generation business, Synergics and the joint venture have agreed that the debt of Synergics will bear interest equal to the lesser of 15% or the cash flows generated by the hydroelectric generation business. For the two months ended June 30, 2000, the Trust recorded $125,000 of income related to the debt of Synergics.

4.       Summary Results of Operations for Selected Investments

Summary results of operations for the Maine Hydro Projects, which are accounted for under the equity method, were as follows:

                                Six Months Ended June 30,
                                   2000         1999
                                   ----         ----
Total revenue ...............   $2,855,000   $2,861,000
Depreciation and amortization      561,000      551,000
Net income ..................    1,323,000    1,309,000

Summary results of operations for the Maine Biomass Projects, which are accounted for under the equity method, were as follows:

                                  Six Months Ended June 30,
                                     2000          1999
                                     ----          ----
Total revenue ...............   $ 1,312,000    $   575,000
Depreciation and amortization       118,000         90,000
Net loss ....................      (340,000)      (821,000)

Summary results of operations for the Santee River Rubber Project, which is accounted for under the equity method, were as follows:

                                Six Months Ended June 30,
                                    2000             1999
                                    ----             ----
Total revenue ...............   $   601,000           --
Depreciation and amortization          --             --
Net loss ....................    (2,166,000)      (668,000)


Summary results of operations for MetaSound Systems, which is accounted for under the equity method, were as follows:

                     Six Months Ended June 30,
                         2000           1999
                        ----           ----
Total revenue ...  $   423,000        456,000
Net loss ........    (2,438,000)    (1,987,000)

Summary results of operations for the Egypt Projects, which are accounted for under the equity method, were as follows:

            Six Months Ended June 30,
                       2000
                       ----
Total revenue ....  $644,000
Net income .......    166,000


Summary results of operations for the UK Landfill Gas Projects, which are accounted for under the equity method, were as follows:

               Six Months Ended June 30,
                          2000
                         ----
Total revenue ....   $2,825,000
Net income .......      820,000

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

Results of Operations

In the second quarter of 2000, the Trust had total revenue of $719,000, an increase of $538,000 from total revenue of $181,000 in the same period in 1999. For the first six months of 2000, the Trust had total revenue of $748,000, a decrease of $161,000 from total revenue of $909,000 in the same period in 1999.

Interest income declined by $251,000 from $478,000 in the second quarter of 1999 to $227,000 in the second quarter of 2000 due to lower average cash balances. Interest income also declined by $769,000 from $1,092,000 in the first six months of 1999 to $323,000 in the same period of 2000 due to the lower average cash balances.

Although equity income from the Maine Hydro Projects for the first six months of 2000 of $662,000 was comparable to $655,000 in the same period of 1999, income in the second quarter of 2000 of $406,000 was substantially higher than the second quarter 1999 income of $118,000. The river flows were higher in the second quarter of 2000 compared to the prior year but lower in the first quarter of 2000 compared to the prior year.

The equity loss from the shut-down Maine Biomass Projects decreased from $242,000 in the second quarter of 1999 ($410,000 for the first six months of 1999) to $100,000 in the second quarter of 2000 ($170,000 for the first six months of 2000) due to higher energy revenues and reduced maintenance costs.

The Trust losses from its equity interest in the Santee River Rubber Project in 2000 ($361,000 for the first six months and $197,000 in the second quarter) compared to income in 1999 ($130,000 for the first six months and $126,000 in the second quarter) because the project was under construction in 1999, but was fully staffed and undergoing testing in 2000.

The Trust recorded losses from its equity interest in MetaSound Systems of $185,000 in the second quarter ($566,000 in the first six months) of 2000 compared to $179,000 in the second quarter ($427,000 in the first six months) of 1999. The increase in the loss is a result of the increased selling and marketing costs incurred by MetaSound.

The Trust recorded losses from its equity interest in Quantum Conveyors of $97,000 in the second quarter ($95,000 in the first six months) of 2000 compared to $130,000 in the second quarter ($119,000 in the first six months) of 1999. The decrease in the loss is a result of Quantum Conveyors' program of reducing expenditures due to its poor financial condition.

The Trust recorded income of $429,000 and $820,000 in the second quarter and first six months of 2000 respectively, from the United Kingdom Landfill Projects. The Trust acquired the projects at the end of the second quarter of 1999.

The Trust recorded income of $111,000 and $62,000 in the second quarter and first six months of 2000 respectively, equal to its share of income from the Egyptian Projects. The first Egyptian Projects began operation in the first quarter of 2000.

In the second quarter of 2000, the Trust recorded income of $125,000 from its Synergics, Inc. investment which was acquired in April 2000. The acquisition of the Synergics investment is discussed in Note 3 to the June 30, 2000 financial statements

As discussed in Note 2 to the June 30, 2000 financial statements, the Trust recorded a $1,447,746 writedown of its investment in Mediterranean Fiber Optic Project/GFG in the first quarter of 2000.

In the second quarter of 2000, the most significant expense was the management fee of $583,000 ($1,091,000 in the first six months of 2000), which is less than the $662,000 charged in the second quarter of 1999 ($1,264,000 in the first six months of 1999).

In the second quarter of 2000, the Trust's Ridgewood WaterPure subsidiary incurred $365,000 ($663,000 in the first six months of 2000) of research and development costs related to its water distillation technology, an increase over the $119,000 incurred in the second quarter of 1999 ($350,000 in the first six months of 1999). The increase in cost reflects the more intensive development programs at WaterPure, which was acquired in December 1998.

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

As disclosed in the Trust's Annual Report on Form 10-K for the year 1999, the Santee River Project did not operate at full capacity because of design and equipment performance problems. The Project's general contractor, as required, began repairs and modifications at its own cost in January 2000, but the Project has required additional capital in order to pay for normal operating costs and to allow the contractor to finish pre-operating testing.

In late May 2000, Environmental Processing Services, Inc., the Project's developer, informed the Trust that the Project needed substantial additional money to pay for its operating expenses while the repairs were completed and during the testing. Intensive negotiations then began between Environmental Processing, Ridgewood Power, the Project's bondholders and potential outside funding sources. While these negotiations continued, the Project informed the Trust on July 30, 2000 that it had run out of money and would be unable to make payroll. After further discussions, the bondholders agreed to allow $275,000 to be drawn from the debt service reserves for operating expenses and the Trust and Ridgewood Electric Power Trust IV advanced $183,000 and $92,000, respectively, for that purpose. The Project is operating on an irregular schedule because of raw material and operating cost delays, but it is possible that the pre-operating test will be completed during the week of August 14, 2000. The Project may or may not then shut down for an indefinite period while negotiations for further financing continue. Although Ridgewood Power has been informally advised that the Project has obtained an extension of a payment due date on its bonds, the Project may enter bankruptcy or insolvency proceedings. Ridgewood Power, the Project's bondholders, outside financing and management sources and principals of Environmental Processing continue to discuss potential financing alternatives. Any new financing from sources other than the Trust or the results of a bankruptcy reorganization might dilute, subordinate or possibly eliminate the Trust's equity interest. As of the date of this Quarterly Report, the Trust believes that the Project can be refinanced on a basis that will eventually allow the Trust to make a profit on the investment.

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

The Trust anticipates that, during 2000, its cash flow from operations, unexpended offering proceeds and the line of credit facility will be adequate to fund its obligations.

Forward-looking statement advisory

This Quarterly Report on Form 10-Q, as with some other statements made by the Trust from time to time, contains forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and the business climate and are found, among other places, in the notes to financial statements and at Part I, Item 2, Management's Discussion and Analysis. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On June 2, 2000, Indeck Maine Energy LLC, the owner of the Maine Biomass Projects, brought a complaint before the Federal Energy Regulatory Commission (Docket No. EL00-80-000) requesting FERC to remove bid restrictions imposed on Indeck by ISO-New England, Inc., the operator of the New England Power Pool. Those restrictions capped the price that the ISO would pay for Indeck's electric power output at approximately $810 per megawatt-hour, substantially less than Indeck's own bids. The complaint also challenged the ISO's authority to impose those restrictions. On July 26, 2000 FERC ordered the ISO "to remove the bid restrictions previously imposed on Indeck." FERC found that the ISO had not provided any evidence to support its conclusion that the Indeck power bids materially affected the markets. That conclusion was a necessary condition for imposing the restrictions.

Because of their cost structure, the Maine Biomass Projects currently run only during power shortages in the summer and occasionally at other times when transmission constraints or local problems require their use. Thus the lifting of the bid restrictions will not result in revenue increases unless a power shortage or similar situation occurs in the future. The Trust does not expect any such situation to occur during the rest of the summer, although the weather in particular is unpredictable.

The FERC order does not expressly lift the bid restrictions for earlier dates in 2000 and certain dates in 1999 on which the Projects sold power to the ISO and there is some language in the order that could be read to say that FERC did not invalidate the prior bid restrictions. The Trust believes that the order clearly rejected the reasons given by the ISO for capping Indeck's prices on most of those dates and also discredited the ISO's decision to impose caps retroactively for the 1999 dates. The Trust intends to bring additional complaints at FERC to clarify the order, to rescind the price caps for those prior dates on which the Projects sold power and to recover additional compensation for those sales based on the prices that Indeck had submitted. Until such proceedings are resolved favorably to Indeck or unless a settlement with the ISO results, the Trust will receive no additional revenue from the ISO for those prior dates.

In addition, the ISO has escrowed approximately $287,000 of Indeck's revenues, based on the ISO's assertion that an overpayment was made for a price-capped event in October 1999. The Trust expects to bring an additional proceeding in the appropriate forum to recover the escrowed amount and to invalidate the caps.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RIDGEWOOD ELECTRIC POWER TRUST V
                                   Registrant

August 14, 2000                  By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)