Form 10-Q
period 2000-09-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2000-11-14
CIK 1060755

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2000

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

Item 1. Financial Statements















                        Ridgewood Electric Power Trust V

                        Consolidated Financial Statements

                               September 30, 2000

Ridgewood Electric Power Trust V
Consolidated Balance Sheet
--------------------------------------------------------------------------------


                                                  September 30,    December 31,
                                                      2000            1999
                                                  ------------    ------------
Assets:                                            (unaudited)
Cash and cash equivalents .....................   $  2,026,120    $ 14,759,184
Due from affiliates ...........................        852,038         675,185
Other current assets ..........................        433,551         404,351
                                                  ------------    ------------

     Total current assets .....................      3,311,709      15,838,720

Investments:
    Maine Hydro Projects ......................      5,142,875       5,663,505
    Maine Biomass Projects ....................      5,529,722       5,825,271
    MetaSound Systems .........................        203,730         921,163
    Quantum Conveyor ..........................      2,889,740       2,810,410
    Santee River Rubber Project ...............           --         8,186,456
    Egypt Projects ............................      7,002,735       4,736,093
    Mediterranean Fiber Optic Project/GFG .....           --         1,497,670
    United Kingdom Landfill Projects ..........     16,812,025      16,916,309
    Synergics Hydro ...........................      5,369,995            --
                                                  ------------    ------------
     Total assets .............................   $ 46,262,531    $ 62,395,597
                                                  ------------    ------------
Liabilities and shareholders' equity:
Liabilities:
Accounts payable and accrued expenses .........   $    151,370    $    174,857
Due to affiliates .............................         19,519         449,178
                                                  ------------    ------------
     Total current liabilities ................        170,889         624,035
                                                  ------------    ------------
Minority interest .............................        970,890       1,337,769

Commitments and contingencies

Shareholders' equity:
 Shareholders' equity (932.8875 investor
  shares issued and outstanding) ..............     45,484,511      60,644,421
 Subscription receivable ......................        (23,000)        (23,000)
                                                  ------------    ------------
     Shareholders' equity, net ................     45,461,511      60,621,421
 Managing shareholder's accumulated
  deficit (1 management share
       issued and outstanding) ................       (340,759)       (187,628)
                                                  ------------    ------------
     Total shareholders' equity ...............     45,120,752      60,433,793
                                                  ------------    ------------

     Total liabilities and shareholders' equity   $ 46,262,531    $ 62,395,597
                                                  ------------    ------------



                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                              Nine Months Ended           Three Months Ended
                             ------------------------    ----------------------
                                   September 30,                September 30,
                                 2000         1999          2000          1999
                             -----------    ---------    ----------    ---------
Revenue:
Interest income .............$   361,101 $  1,309,706 $     38,580 $    217,377
Income (loss) from Maine
 Hydro Projects .............    279,370      459,874     (382,363)    (194,787)
Loss from Maine Biomass
 Projects ...................   (295,549)    (666,216)    (125,453)    (255,719)
(Loss) income from Santee
 River Rubber Project .......   (361,042)     209,167         --         79,562
Income (loss) from Quantum
 Conveyor ...................     79,330     (184,890)     173,883      (55,138)
(Loss) from MetaSound Systems   (717,434)    (790,661)    (150,992)    (363,198)
Income from Egypt Projects .      66,386         --          4,774         --
Loss from Mediterranean Fiber
 Optic Project/GFG .........     (49,924)        --           --           --
Income from United Kingdom
 Landfill Projects .........   1,175,012      369,873      355,027      369,873
Income from Synergics Hydro      312,500         --        187,500         --
                             ------------ ------------ ------------ ------------
      Total revenue ........     849,750      706,853      100,956     (202,030)
                             ----------- ------------ ------------ ------------
Expenses:
Due diligence costs .......         --        178,988         --         77,000
Accounting and legal fees .      188,641       61,632       36,088        7,363
Management fee ............    1,674,301    1,857,274      583,056      593,752
Research and development ..      833,816      567,762      171,204      217,478
Miscellaneous .............      185,965       85,374      164,449         --
Writedown of investment
 in Mediterranean Fiber
 Optic Project/GFG ........    1,447,746         --           --           --
Writedown of investment
 in Santee River Rubber
 Project ..................    8,247,340         --      8,247,340         --
                            ------------ ------------ ------------ ------------
      Total expenses ........ 12,577,809    2,757,530    9,202,137      895,593
                             ----------- ------------ ------------ ------------

Loss from operations ........(11,728,059)  (2,050,677)  (9,101,181)  (1,097,623)

Minority interest
 in loss of subsidiary ......    366,879      176,670       75,329       54,249
                             ----------- ------------ ------------ ------------

Net loss ...................$(11,361,180)$ (1,874,007)$ (9,025,852)$ (1,043,374)
                            ------------ ------------  ------------ ------------











                 See accompanying notes to financial statements.






Ridgewood Electric Power Trust V
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                      Subscription    Managing
                         Shareholders    Receivable  Shareholder      Total
                         ------------    ---------   -----------    -----------

Shareholders' equity,
 December 31, 1999 ...   $ 60,644,421    $(23,000)   $ (187,628)   $ 60,433,793

Cash distributions ...     (2,645,839)       --         (26,726)     (2,672,565)

Cumulative translation
 adjustment ..........     (1,266,503)       --         (12,793)     (1,279,296)

Net loss for the year     (11,247,568)       --        (113,612)    (11,361,180)
                         ------------    ---------    ----------    ------------

Shareholders' equity,
 September 30, 2000 ..   $ 45,484,511    $(23,000)     (340,759)   $ 45,120,752
                         ------------    ---------    ----------    ------------






Ridgewood Electric Power Trust V
Consolidated Statement of Comprehensive Loss  (unaudited)
--------------------------------------------------------------------------------


                       Nine Month Ended             Three Months Ended
                ----------------------------    ----------------------------
                September 30,   September 30,   September 30,    September 30,
                   2000             1999            2000            1999
                ------------    ------------    ------------    ------------

Net loss ....   $(11,361,180)   $ (1,874,007)   $ (9,025,852)   $ (1,043,374)

Cumulative
 translation
 adjustment .     (1,279,296)           --          (222,026)           --
                ------------    ------------    ------------    ------------

Comprehensive
 loss .......   $(12,640,476)   $ (1,874,007)   $ (9,247,878)   $ (1,043,374)
                ------------    ------------    ------------    ------------







                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                          Nine Months Ended
                                                 -------------------------------
                                                 September 30,     September 30,
                                                      2000          1999
                                                  ------------    -----------
Cash flows from operating activities:
Net loss ......................................   $(11,361,180)   $ (1,874,007)
                                                  ------------    ------------
Adjustments to  reconcile  net  income
 to net cash  flows  from  operating
 activities:
 Income from Maine Hydro Projects .............       (279,370)       (459,874)
 Loss from Maine Biomass Projects .............        295,549         666,216
 Loss from MetaSound Systems ..................        717,434         790,661
 Loss (income) from Quantum Conveyor ..........        (79,330)        184,890
 Loss (income) from Santee River
  Rubber Project ..............................        361,042        (209,167)
 Income from Egypt Projects ...................        (66,386)           --
 Loss from Mediterranean Fiber Optic
  Project/GFG .................................         49,924            --
 Income from United Kingdom Landfill
  Projects ....................................     (1,175,012)       (369,873)
 Income from Synergics Hydro ..................       (312,500)           --
 Writedown of investment in
  Mediterranean Fiber Optic Project/GFG .......      1,447,746            --
 Writedown of investment in Santee
  River Rubber Project ........................      8,247,340            --
 Minority interest in loss of
  consolidated subsidiary .....................       (366,879)       (176,670)
 Changes in assets and liabilities:
  (Increase) decrease in due from affiliates ..       (176,853)        558,914
  (Increase) decrease in other current assets .        (29,200)         12,349
  Increase in other assets ....................           --          (123,873)
  Decrease in accounts payable
   and accrued expenses .......................        (23,487)        (19,971)
  (Decrease) increase in due to affiliates ....       (429,659)      1,407,048
                                                  ------------    ------------
     Total adjustments ........................      8,180,359       2,260,650
                                                  ------------    ------------
Net cash (used in) provided by operating
 activities ...................................     (3,180,821)        386,643
                                                  ------------    ------------

Cash flows from investing activities:
 Loans to Maine Biomass Projects ..............           --          (225,000)
 Investment in UK Landfill Projects ...........           --       (16,374,162)
 Investment in MetaSound Systems ..............           --           (53,412)
 Investment in Quantum Conveyor ...............           --           (68,555)
 Investment in GFG/Med Fiber ..................           --        (1,500,000)
 Investments in Egypt Projects ................     (2,200,256)     (2,287,201)
 Investments in Synergics Hydro ...............     (5,057,494)           --
 Investments in Santee River Rubber Project ...       (421,928)           --
 Distributions from Maine Hydro Projects ......        800,000         540,007
 Distributions from Santee River Rubber Project           --           688,110
 Deferred due diligence costs .................           --          (720,520)
                                                  ------------    ------------
Net cash used in investing activities .........     (6,879,678)    (20,000,733)
                                                  ------------    ------------

Cash flows from financing activities:
 Proceeds from shareholders' contributions ....           --           128,250
 Selling commissions and offering costs paid ..           --           (12,150)
 Cash distributions to shareholders ...........     (2,672,565)     (2,955,799)
                                                  ------------    ------------
Net cash used in financing activities .........     (2,672,565)     (2,839,699)
                                                  ------------    ------------

 Net decrease in cash and cash equivalents ....    (12,733,064)    (22,453,789)
 Cash and cash equivalents, beginning of year .     14,759,184      42,832,241
                                                  ------------    ------------
 Cash and cash equivalents, end of period .....   $  2,026,120    $ 20,378,452
                                                  ------------    ------------

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

3. Writedown of investment in Santee River Rubber Company

As previously disclosed in the Trust's Annual Reports on Form 10-K and its most recent Quarterly Report on Form 10-Q, dated August 14, 2000, the Trust beneficially owns a 67% preferred membership interest in Santee River Rubber Company, LLC ("Santee River"), a South Carolina limited liability company. Santee River has constructed a used tire recycling plant located in Berkeley County, South Carolina, financed with $32 million of industrial revenue bonds. During the third quarter of 2000, Ridgewood Power (on behalf of the Trust and Trust IV), Environmental Processing Services, Inc. (the manager of the Santee River Project) and the holders of the Project's industrial revenue bonds attempted to negotiate a change in management and to refinance the Santee River Project. The negotiations failed and on October 26, 2000 Santee River Rubber Company filed for Chapter 11 bankruptcy in the U.S. District Court for South Carolina. On November 2, 2000, the U.S. Bankruptcy Court ordered that a trustee in bankruptcy be appointed to manage Santee River. As a result, the Trust determined that it would be unlikely to recover its investment in Santee River Rubber Company. As a result, the Trust recorded a writedown of $8,247,340 in the third quarter of 2000 to reduce the estimated fair value of the investment to zero.

4.  Synergics, Inc. Acquisition

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

5. Summary Results of Operations for Selected Investments

Summary results of operations for the Maine Hydro Projects, which are accounted for under the equity method, were as follows:

                                                Nine Months Ended September 30,
                                                  2000                  1999
                                                  ----                  ----
        Total revenue                        $ 3,082,000            $ 3,195,000
        Depreciation and amortization            841,000                829,000
        Net income                               559,000                920,000

Summary results of operations for the Maine Biomass Projects, which are accounted for under the equity method, were as follows:

                                               Nine Months Ended September 30,
                                                  2000                  1999
                                                  ----                  ----
        Total revenue                         $1,838,000              $ 925,000
        Depreciation and amortization            177,000                136,000
        Net loss                                (591,000)            (1,332,000)

Summary results of operations for the Santee River Rubber Project, which is accounted for under the equity method, were as follows. Information for Santee River Rubber for 2000 is only through June 30, 2000 because third quarter information is not available. See note 2 above.

                                             Nine Months Ended September 30,
                                                 2000                     1999
       Total revenue                    $       601,000    $             ---
       Depreciation and amortization               ---                   ---
       Net loss                              (2,166,000)             (1,080,000)

Summary results of operations for MetaSound Systems, which is accounted for under the equity method, were as follows:
                                                 Nine Months Ended September 30,
                                                         2000           1999
      Total revenue                           $         825,000    $    456,000
      Net loss                                       (3,510,000)     (1,987,000)

Summary results of operations for the Egypt Projects, which are accounted for under the equity method, were as follows:

                                                Nine Months Ended September 30,
                                             2000                       1999
      Total revenue                       $ 1,169,000               $       ---
      Net income                              179,000                       ---


Summary results of operations for the UK Landfill Gas Projects, which are accounted for under the equity method, were as follows:

                                                Nine Months Ended September 30,
                                                    2000                 1999
                                                    ----                 ----
     Total revenue                          $ 4,172,000              $1,230,456
     Net income                               1,175,000                 369,873

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

Results of Operations

In the third quarter of 2000, the Trust had total revenue of $101,000, an increase of $303,000 from a loss of $202,000 in the same period in 1999. For the first nine months of 2000, the Trust had total revenue of $850,000, an increase of $141,000 from total revenue of $709,000 in the same period in 1999.

Interest income declined by $179,000 from $217,000 in the third quarter of 1999 to $39,000 in the third quarter of 2000 due to lower average cash balances. Interest income also declined by $949,000 from $1,309,000 in the first nine months of 1999 to $361,000 in the same period of 2000 due to the lower average cash balances.

Equity income from the Maine Hydro Projects for the first nine months of 2000 of $279,000 was lower compared to $460,000 in the same period of 1999, a loss in the third quarter of 2000 of $382,000 was substantially higher than the third quarter 1999 loss of $195,000. Decreased overall revenues and higher maintenance and labor costs attributed to the shortfall.

The equity loss from the shut-down Maine Biomass Projects decreased from $256,000 in the third quarter of 1999 ($666,000 for the first nine months of 1999) to $125,000 in the third quarter of 2000 ($295,000 for the first nine months of 2000) due to higher energy revenues and reduced maintenance costs.

The Trust losses from its equity interest in the Santee River Rubber Project in 2000 ($361,000 for the first nine months and zero in the third quarter) compared to income in 1999 ($130,000 for the first nine months and $209,000 in the third quarter) because the project was under construction in 1999, but was fully staffed and undergoing testing in 2000. As discussed in Note 3 to the September 30, 2000 financial statements, the Trust recorded a $8,247,000 writedown of its investment in the Santee River Rubber Company.

The Trust recorded losses from its equity interest in MetaSound Systems of $151,000 in the third quarter ($717,000 in the first nine months) of 2000 compared to $363,000 in the third quarter ($791,000 in the first nine months) of 1999. The loss is a result of the increased operating expenses incurred by MetaSound.

The Trust recorded income from its equity interest in Quantum Conveyors of $174,000 in the third quarter ($79,000 in the first nine months) of 2000 compared to a $55,000 loss in the third quarter ($185,000 loss in the first nine months) of 1999. The increase is a result of Quantum Conveyors' program of reducing expenditures due to its poor financial condition.

The Trust recorded income of $355,000 and $1,175,000 in the third quarter and first nine months of 2000 respectively, from the United Kingdom Landfill Projects. The Trust acquired the projects at the end of the second quarter of 1999 and third quarter 1999 income was $369,000.

The Trust recorded income of $5,000 and $66,000 in the third quarter and first nine months of 2000 respectively, equal to its share of income from the Egyptian Projects. The first Egyptian Projects began operation in the first quarter of 2000.

In the third quarter of 2000, the Trust recorded income of $188,000 from its Synergics, Inc. investment which was acquired in April 2000. The acquisition of the Synergics investment is discussed in Note 3 to the June 30, 2000 financial statements

As discussed in Note 2 to the September 30, 2000 financial statements, the Trust recorded a $1,447,746 writedown of its investment in Mediterranean Fiber Optic Project/GFG in the first quarter of 2000.

In the third quarter of 2000, the most significant expense was the management fee of $583,000 ($1,674,000 in the first nine months of 2000), which is comparable to the $594,000 charged in the third quarter of 1999 ($1,857,000 in the first nine months of 1999).

In the third quarter of 2000, the Trust's Ridgewood WaterPure subsidiary incurred $171,000 ($834,000 in the first nine months of 2000) of research and development costs related to its water distillation technology, a decrease over the $208,000 incurred in the third quarter of 1999 (an increase from the $563,000 in the first nine months of 1999). The nine month increase in cost reflects the more intensive development programs at WaterPure, which was acquired in December 1998.

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

The Trust anticipates that, during 2000 and 2001, its cash flow from operations, unexpended offering proceeds, cash held at unconsolidated subsidiaries and the line of credit facility will be adequate to fund its obligations and the current level of distributions. The Trust expects that its reported cash flow from operations and investments will be positive in the fourth quarter of 2000 and in 2001.

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

                           PART II - OTHER INFORMATION

     Item 1. Legal Proceedings

     Indeck Maine On June 2, 2000, Indeck Maine Energy LLC, the owner of the Maine Biomass Projects, brought a complaint before the Federal Energy Regulatory Commission (Docket No. EL00-80-000) requesting FERC to remove bid restrictions imposed on Indeck by ISO-New England, Inc., the operator of the New England Power Pool. Those restrictions capped the price that the ISO would pay for Indeck's electric power output at approximately $810 per megawatt-hour, substantially less than Indeck's own bids. The complaint also challenged the ISO's authority to impose those restrictions. On July 26, 2000 FERC ordered the ISO "to remove the bid restrictions previously imposed on Indeck." FERC found that the ISO had not provided any evidence to support its conclusion that the Indeck power bids materially affected the markets. That conclusion was a necessary condition for imposing the restrictions.

     Because of their cost structure, the Maine Biomass Projects currently run only during power shortages in the summer and occasionally at other times when transmission constraints or local problems require their use. Thus the lifting of the bid restrictions will not result in revenue increases unless a power shortage or similar situation occurs in the future. The Trust does not expect any such situation to occur during the rest of 2000, although the weather in particular is unpredictable.

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

     Indeck filed a Motion for Clarification, or Alternatively, Rehearing before FERC, requesting that FERC confirm that the ISO's May 2000 price caps were void and that Indeck is entitled to payment for those days.

     In addition, the ISO has escrowed approximately $287,000 of Indeck's revenues, based on the ISO's assertion that an overpayment was made for a price-capped event in October 1999. The Trust expects to bring an additional proceeding in the appropriate forum to recover the escrowed amount and to invalidate the caps.

     Indeck took action to recover payment for its operations at ISO-NE's request during October 1999 which were not addressed in the FERC order. On October 24, 2000, Indeck filed a complaint in the Superior Court of the State of Delaware against the IS0-New England, Inc. to recover from the ISO up to $27 million for electric power supplied to ISO-NE in October 1999 and for other costs incurred. No answer has yet been filed.

     Santee River Rubber Company
     As disclosed at Note 2 to the Consolidated Financial Statements, a Chapter 11 voluntary bankruptcy proceeding against Santee River Rubber Company was brought in the U.S. Bankruptcy Court for the District of South Carolina at Charleston on October 25, 2000. Currently, only Santee River Rubber Company is a party to the proceedings. Santee River Rubber Company is insolvent and requires reorganization and additional capital if it is to resume operation.

     Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
         ---------

                  None

(b)       Reports on Form 8-K
         1) A current report on Form 8-K was filed with the Securities and Exchange Commission on October 31, 2000 in connection with the Santee River Rubber Company ("Santee River") filing a petition in bankruptcy in the United States Bankruptcy Court for the District of South Carolina on October 26, 2000.

                                  SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RIDGEWOOD ELECTRIC POWER TRUST V
                                       Registrant

November 13, 2000                By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)