Form 10-K
period 2000-12-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2001-04-13
CIK 1060755

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 30, 2001 was $93,288,750.

Exhibit Index is located on page 53.

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

     Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith. Some of these cautionary factors that readers should consider are described below at Item 1(c)(4) - Trends in the Electric Utility and Independent Power Industries.

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

     The Trust sold whole and fractional shares of beneficial interest in the Trust ("Investor Shares") at $100,000 per Investor Share, and terminated its private placement offering on April 15, 1998. It raised approximately
$93,000,000. Net of offering fees, commissions and expenses, the offering provided approximately $76,000,000 for investments in the development and acquisition of Independent Power Projects and operating expenses. The Trust has approximately 1613 holders of Investor Shares (the "Investors"). As described below in Item 1(c)(3), as of December 31, 2000 the Trust had invested or expended substantially all of its funds in the acquisition of interests in four sets of Independent Power Projects and in five other Projects.

         The Trust is organized to be similar to a limited partnership. Ridgewood Power LLC (the "Managing Shareholder"), a Delaware corporation, is the Managing Shareholder of the Trust. For information about the merger of the prior Managing Shareholder, Ridgewood Power Corporation, into Ridgewood Power LLC, see
Item 10(b) - Directors and Executive Officers of the Registrant - Managing Shareholder.

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

     The Trust has a Corporate Trustee, Ridgewood Energy Holding Corporation. The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust. See Item 5 - Directors and Executive Officers of the Registrant below for a further description of the management of the Trust.

         Robert E. Swanson and certain Swanson family trusts own 100% of the equity of the following entities:

o Ridgewood Securities Corporation - Placement Agent ("Ridgewood Securities");
o Ridgewood Power Management, LLC - Operates the Projects owned by the Trust and six other trusts ("RPM");
o  Ridgewood  Power  LLC -  Managing  Shareholder  of seven  trusts  ("Ridgewood
Power");
o Ridgewood Energy Holding  Corporation - Corporate  Trustee for all six trusts;
and
o Ridgewood Capital Management LLC - A marketing affiliate and manager of six venture capital funds ("Ridgewood Capital").

     Mr. Swanson has sole voting and investment power over the Swanson family trusts and is the sole manager, chief executive officer of the above entities.

         In addition, the Trust is affiliated with the following trusts organized by the Managing Shareholder:

o Ridgewood Electric Power Trust I ("Power I");
o Ridgewood Electric Power Trust II ("Power II");
o Ridgewood Electric Power Trust III ("Power III");
o Ridgewood Electric Power Trust IV ("Power IV");
o The Ridgewood Power Growth Fund (the "Growth Fund"); and
o Ridgewood/Egypt Fund ("Egypt Fund").

 (b)  Financial Information about Industry Segments.

     The Trust operates in only one industry segment: independent power generation and similar projects.

(c)  Narrative Description of Business.

(1)  General Description.

     The Trust was formed to participate in the development, construction and operation of Independent Power Projects that generate electricity for sale to utilities and other users, and that might provide heat energy as well to users. The Trust may also invest in other projects or capital projects that have similar risk-return characteristics to those of independent power projects. These projects or potential investments for the Trust will be referred to as "Projects."

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

         On June 4, 1999, the Trust entered into agreements with the stockholders of Combined Landfill Projects Limited ("CLP"), of London, England, for a $13.6 million purchase of 100% of the equity interest in four operating landfill gas power plants and one plant in the late stages of construction, as well as the rights to develop and construct another 20 landfill gas plants in Great Britain (the "United Kingdom Landfill Projects"). The transfer closed June 30, 1999. In January 2000, the Growth Fund purchased a small equity interest in such projects.

         The Trust and the Growth Fund have also funded Ridgewood Near East Holdings, LLC, a New Jersey limited liability company that has invested a total of $24.7 million through March 30, 2001 in developing electric generation and distribution systems and water purification systems at Egyptian tourist resort complexes on the coasts of the Red Sea and Sinai Peninsula (the "Egyptian Projects"). The Egyptian Projects currently consist of four operating electric generating plants and 11 operating water desalination plants. Four other water desalination plants and two electric generating plants are under construction and are expected to be in operation by summer 2001. When all these plants are completed, the Egyptian Projects will have a total capacity of 23.4 megawatts of electricity and 3,300,000 gallons a day of drinking water.

      The Maine Hydro Projects and Maine Biomass (Indeck) Projects are Qualifying Facilities. Historically, producers of electric power in the United States consisted of regulated utilities serving end use retail customers and certain industrial users that produced electricity to satisfy their own needs. The independent power industry in the United States was created by federal legislation passed in response to the energy crises of the 1970s. The Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"), requires utilities to purchase electric power from "Qualifying Facilities" (as defined in PURPA), including "cogeneration facilities" and "small power producers," and also exempts these Qualifying Facilities from most federal and state utility regulatory requirements, including the Public Utility Holding Company Act of 1935, as amended. Furthermore, PURPA generally requires electric utilities to purchase electricity produced by Qualifying Facilities at the utility's avoided cost of producing electricity (i.e., the incremental costs the utility would otherwise face to generate electricity itself or purchase electricity from another source). The Maine Hydro Projects are Qualifying Facilities which have long-term agreements with local utilities for the purchase of all of their output ("Power Contracts") at fixed prices. The Maine Biomass Projects are also Qualifying Facilities but do not have long-term Power Contracts.

     The Trust also invested in five Projects outside the independent power industry: Santee River Rubber Company, which is a facility in South Carolina to recycle used auto and truck tires; Ridgewood WaterPure Corporation, which is developing technologies to distill water efficiently; MetaSound, Inc., which is developing hardware and software to present unique programming for persons who are on hold while calling businesses; Quantum Conveyor Systems, Inc., which developed and marketed proprietary conveyor and package sorting equipment; and Global Fiber Group, which was planning to construct a fiber optic communications cable under the western portion of the Mediterranean Sea (the "Mediterranean Fiber Optic Project"). The Trust has written off all of these investments except Ridgewood WaterPure Corporation.

(2)      The Trust's Investments.

         (i)      Maine Hydro Projects

         On December 23, 1996, the Trust purchased from Consolidated Hydro, Inc. a 50% interest in 14 small hydroelectric projects located in Maine. In order to increase diversification of the Trust's investments, Power IV purchased the remaining 50% interest. Each Trust paid approximately $6,700,000 for its interest. The jointly owned partnership that acquired the Project also assumed a lease obligation in the amount of $1,005,000.

         The 14 hydroelectric projects have an aggregate rated capacity of 11.3 megawatts. All electricity generated by the projects over and above their own requirements is sold to either Central Maine Power Company or Bangor Hydro Company under long-term power purchase contracts. Eleven of the contracts expire at the end of 2008 and the remaining three expire in 2007, 2014 and 2017. Certain of the contracts are subject to price re-determinations in 2001 based on the Maine Public Utilities Commission's computations of avoided cost.

         The Trusts have entered into a five year operating and maintenance agreement with CHI Energy, Inc. under which a subsidiary of CHI Energy will manage and administer the projects for a fixed annual fee of $307,500 (adjusted upwards for inflation), plus an annual incentive fee equal to 50% of the excess of aggregate net cash flow over a target amount of $1.875 million per year. The maximum incentive fee is $112,500 per year; to the extent the annual net cash flow exceeds $2.1 million, the excess will be carried forward to future years; to the extent that the annual net cash flow is less than $1.875 million, the deficit will be carried forward to future years. In addition, the operator will be reimbursed for certain operating and maintenance expenses. The agreements have a five-year term, expiring on June 30, 2001, and can be extended for two additional five-year terms by mutual consent.

 (ii) Maine Biomass Projects

         On July 1, 1997, the Trust and Power V purchased a preferred membership interest in Indeck Maine Energy, L.L.C., an Illinois limited liability company ("Indeck Maine") that owns two electric power generating stations fueled by waste wood at West Enfield and at Jonesboro, Maine. The Trust and Power V purchased the interest through a limited liability company owned equally by each. The Trust's share of the purchase price was $7,298,000 and Power V provided an equal amount of the total purchase price.

         Indeck Energy Services, Inc. ("Indeck"), an entity unaffiliated with the Trust, Power V or any of their affiliates, owns the junior membership interest in Indeck Maine. The preferred membership interest entitles the Trust and Power V to receive all net cash flow from operations each year until they receive an 18% annual cumulative return on their capital contributions to Indeck Maine. Any additional net operating cash flow in that year is paid to Indeck until the total paid to it equals the amount of the 18% preferred return to the Trust and Power V for that year, without cumulation. Any remaining net operating cash flow for the year is payable 25% to the Trust and Power V together and 75% to Indeck, unless the Trust and Power V have recovered their capital contributions from proceeds of a capital event. Thereafter, these percentages change to 50% each. All non-operating cash flow, such as proceeds of capital events, is divided equally between (a) the Trust and Power V and (b) Indeck.

         Prior to March 1, 1999, Indeck Operations, Inc., an affiliate of Indeck, managed the plant and was reimbursed for its costs, pursuant to an amended operating agreement. However, by agreement of the Parties, effective March 1, 1999, operating control of the Projects was transferred to the Trust and Power V. Subsequently, the Trust and Power V engaged RPM to operate the Projects. RPM currently operates the Projects and charges its expenses to Indeck Maine at its cost.

         Each of the Projects has a 24.5 megawatt rated capacity and uses steam turbines to generate electricity. The fuel is waste wood chips, bark, brush and similar biomass. Both projects are Qualifying Facilities. The Maine Biomass Projects are members of the New England Power Pool ("NEPOOL"), an association of New England generators, transmission utilities, distribution utilities, power marketers and others. NEPOOL's function is to run the New England electric grid reliably and to reduce electric costs and uncertainties. NEPOOL's control and market regulation responsibilities are managed by ISO-New England, Inc., an independent, non-profit management company.

         Due to the high costs associated with their operation, the Maine Biomass Projects are generally operated as peak load plants on those few days per year (typically during summer heat waves) when there are power and reserve shortages in New England. During the rest of the year, the Projects are shut down but are capable of being restarted on several days' advance notice. Because the Projects are capable of providing electricity, they are entitled to sell their "installed capability," or "ICAP", a measurement of the rated ability of a generating plant to create electric power. Power plants are credited with installed capability whether or not they run. A member of NEPOOL that serves load (i.e., electric consumers) must own or purchase installed capability on a monthly basis that at least equals its expected load for the month (the maximum amount of power that its customers may demand) plus mandated reserves. Generating facilities may enter into contracts to sell installed capability or were able to purchase it through ISO auction. However, on June 28, 2000, the Federal Energy Regulatory Commission ("FERC") issued an order that permitted the ISO to eliminate the ICAP auction market, indicating that in effect the auction was not useful and tended to create inflated prices for ICAP. The ICAP requirement, however, was not eliminated and the ISO, in response to FERC's order, instituted an administratively determined sanction for failure to have sufficient ICAP and a ICAP deficiency charge. Effective August 1, 2000, the ISO ICAP deficiency charge was $.17 kw/month, thereby making ICAP essentially worthless. The ISO action was challenged and FERC reinstated an $8.75 kw/month ICAP deficiency charge that had been previously used by NEPOOL. On rehearing, the FERC determined that the $.17 kw/month charge would apply for the period August 1, 2000 through April 1, 2001, and then the $8.75 deficiency charge would apply. The effect of these proceedings, is that subsequent to April 1, 2001, ICAP will have a significant market value and will be a valuable product to be sold by the Maine Biomass Projects. The Projects sold ICAP in 2000 to one utility buyer and earned revenues of approximately $1,000,000.

         With respect to sales of electric energy, on November 28, 2000, Indeck Maine entered into a "Power Sales Confirmation Agreement" with Constellation Power Source, Inc., ("Constellation") pursuant to which Indeck Maine will sell power to Constellation from the West Enfield Facility for a period beginning June 1, 2001 through February 28, 2002. The sale to Constellation is a "unit contingent sale" meaning essentially that Indeck Maine is not obligated to sell and deliver power to Constellation if the West Enfield Facility is not capable of producing such power. Moreover, Indeck Maine still has the Jonesboro Facility uncommitted and available for sales to the ISO during peak periods. In anticipation of such sales, Indeck Maine has begun certain major maintenance activities such as replacing the boiler control system and making certain other repairs. The budget for such maintenance for both facilities is estimated to be $740,000, but cost projections indicate that such maintenance will be completed below budgeted costs.

         Indeck Maine funded the approximately $1.1 million difference between the Maine Biomass projects' revenues and operating expenses by borrowing from its members. The Trust provided 25% of the loans, Power IV also provided an equal 25% and the remaining 50% was provided by Indeck, all on the same terms. Indeck Maine issued demand promissory notes bearing interest at 5% per year to evidence the indebtedness. Neither Indeck nor its affiliates are affiliated with or has any material relationship with the Trust, Power IV, their Managing Shareholder or their affiliates, directors, officers or associates of their directors and officers.

(iii)  Santee River Rubber Company

         The Trust and Power IV have purchased preferred membership interests in Santee River Rubber Company, LLC, a South Carolina limited liability company ("Santee River"). Santee River has built a waste tire and rubber processing facility (the "Facility") located in Berkeley County, South Carolina approximately 90 miles north of Charleston, South Carolina. The Trust and Power IV purchased the interest through a limited liability company owned two-thirds by the Trust and one-third by Power IV. The Trust's share of the $13,470,000 purchase price for the membership interest in Santee River was $8,980,000 and Power IV provided the remaining $4,490,000 of the price. The remaining equity interest in Santee River is owned by a wholly owned subsidiary of Environmental Processing Systems, Inc. ("EPS") of Garden City, New York. EPS is the developer of the Facility. EPS provided administrative services to Santee River during the construction of the Facility at its cost (including direct and indirect costs and allocable overhead). Neither Santee River nor EPS is otherwise affiliated with or has any material relationship with the Trust, Power IV, their Managing Shareholder or their affiliates, directors, officers or associates of their directors and officers. EPS contributed the contracts, permits, plans and other intangible property for the construction of the Facility that EPS generated prior to this transaction. Until a default, EPS has the right to designate two of three managers of Santee River and effectively controls Santee River.

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

         The Facility was constructed by Bateman Engineering, Inc. (the "Contractor") pursuant to a turnkey construction agreement between the Contractor and Santee River for a fixed price of $30.5 million. The Contractor's obligations under the Construction Contract will be guaranteed by its affiliate, Bateman Project Holdings Limited, a South African company. Pursuant to the Construction Contract, the Contractor has agreed to defer $4.5 million of its fixed construction price and to receive such amount during the initial 4 years of Facility operation.

         The Facility is designed to receive and process waste tires and other waste rubber products and produce fine crumb rubber of various sizes. The Facility basically freezes the tires, using liquid nitrogen obtained from a nearby air-processing plant, shatters the frozen rubber into small pieces, and grinds and processes the pieces to remove tire cord, steel belts and other non-rubber materials. The product is crumb-like pieces of rubber. The processing system includes both ambient and cryogenic processing equipment using liquid nitrogen. In addition, magnets and other screening equipment will be used to separate and remove ferrous material and fibers from the rubber. Santee River believes that the final crumb rubber product will be fine enough for use in manufacturing new tires or to replace virgin rubber in many applications. The Facility is located on an approximately 30-acre site (the "Site") in Berkeley County, South Carolina owned by Santee River. The Site is mortgaged as security for the bonds issued for the Facility.

         The Facility's performance test occurred in early August 2000. Although the test was interrupted several times due to insufficient working capital and problems with the supply of used tires, the test was completed on August 13, 2000. However, due to a severe lack of capital and certain other material problems, the Project was shut down shortly thereafter except for care-taking activities. On August 25, 2000, the Trustee of the industrial revenue bonds delivered a formal notice of default declaring Santee River in violation of the bond indentures and requiring that the violations be cured within 30 days. The violations were not cured.

         During the later part of 2000, the Trust and Power IV made numerous proposals to EPS to refinance Santee River and provide operational management expertise. Such proposals were rejected by EPS. During the course of negotiations, the Trust and Power IV became aware of possible questionable management practices and other transactions involving EPS. Accordingly, on September 8, 2000, Ridgewood Charleston Rubber, LLC ("Ridgewood Charleston")(the entity owned by the Trust and Power IV that holds the interest in Santee River) filed an action in the U.S. District Court for the District of South Carolina against EPS, its principals and certain affiliates alleging self-dealing, mismanagement, breach of fiduciary duty and violation of the Racketeering Influenced and Corrupt Organizations Act ("RICO"). The Trusts are claiming damages in the amount of their invested capital, lost profits and other costs. On December 13, 2000, the Federal District Court Charleston, upon a motion filed by EPS, ordered that all claims alleged by Ridgewood Charleston and pending before the Court, except for the RICO claims, be submitted to arbitration.

         On October 26, 2000, EPS, on behalf of Santee River, filed a Chapter 11 bankruptcy proceeding in U.S. Bankruptcy Court for the District of South Carolina. The arbitration ordered by the Court has not yet commenced nor has the litigation instituted by Ridgewood Charleston been stayed or closed in the bankruptcy proceedings. Ridgewood Charleston has decided to not actively pursue discovery and take other actions regarding such litigation or arbitration in light of the bankruptcy proceedings and the discovery that the bankruptcy Trustee has conducted and is pursuing.

         During the third quarter of 2000, the Trust wrote down its entire investment in Santee River to zero.

(iv)     Quantum Conveyor Systems, LLC

     Quantum Conveyor Systems, LLC ("Quantum"), a company located in Northvale, New Jersey, had developed a process of integrating control technology, software and conveying equipment into a modular, cost-effective conveying system. By December 1999 Quantum had nearly exhausted its capital and was requesting additional funds from its members or bank lenders. The Managing Shareholder concluded that Quantum's progress was insufficient to justify an additional investment. The two managers of Quantum's five-member board of managers that were appointed by the Trust's subsidiary, as well as Quantum's chief financial officer, an employee of the Managing Shareholder, resigned.

     Quantum continued operations on a limited scale during 2000 but was unable to obtain sufficient long-term financing or orders to continue its business. In the first quarter of 2000, it ceased all material operations and the Trust wrote off the entire investment for a loss of $2.8 million. Information as to the structure of the Trust's investment in Quantum is found in the Trust's previous Annual Reports on Form 10-K.

(v) MetaSound Systems, Inc.

     MetaSound Systems, Inc. was organized to develop "digital audio marketing" systems tied into the Internet. The systems were designed to provide digital-quality messages, music and sound information to telephone callers on hold or in a call-center queue while they wait or to shoppers, visitors and others in retail stores and waiting areas. Further information on MetaSound's business and the structure of the Trust's investment is found in the Trust's previous Annual Reports on Form 10-K.

         MetaSound was unable to attract sufficient business to become profitable and the Managing Shareholder concluded that additional funding from the Trust was not appropriate. MetaSound unsuccessfully continued to seek additional equity financing until its capital was exhausted in January 2000. On December 31, 2000, the Trust wrote off the entire investment in MetaSound.

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

     The Trust leased manufacturing space in Oak Harbor, Ohio and attempted during 2000 to commercialize the prototype water purification unit it had developed in 1999 and early 2000. To date, WaterPure has been unable to produce a unit with a commercially acceptable price and operating characteristics. Although the WaterPure technology produces very pure water, it is more expensive to build, more expensive to power and more difficult to maintain than other technologies that produce acceptable drinking water. The Trust has scaled back development efforts and does not expect commercial production during the first half of 2001, if at all. The Trust is considering whether a sale of the technology would be advisable.

    The minority shareholder of WaterPure has brought an action challenging WaterPure's rights to license and sell its projects. If determined adversely to WaterPure, this litigation would have a material adverse effect on WaterPure's business.

(vii) United Kingdom Landfill Projects

     The Trust and the Growth Fund have organized Ridgewood U.K. LLC, an English limited company ("Ridgewood U.K.") as a joint venture to acquire (through subsidiaries) certain operating landfill gas generating projects located in England and Scotland (the "U.K. Projects").

         To date, Ridgewood U.K. has acquired 10 U.K. Projects housing a total installed capacity of approximately 20 megawatts. Ridgewood U.K. also holds an option to acquire up to an additional 21 developmental projects (representing approximately 22 megawatts) to the extent that such additional projects are approved by Ridgewood U.K. and successfully completed. The total equity provided by Ridgewood U.K. to acquire the U.K. Projects is approximately $20 million, of which $16 million was furnished by the Trust and $4 million was funded by The Growth Fund. The remaining portion of the purchase price for the U.K. Projects (approximately $9.5 million) was furnished under a 14 year credit facility provided to Ridgewood U.K. subsidiaries by The Bank of Scotland. Ridgewood Power estimates that seven additional projects requiring approximately $5 million in additional equity will become available to Ridgewood U.K. through the end of 2001.

         Each of the Trust and the Growth Fund share an undivided interest in all of the U.K. Projects in proportion to the amounts of capital contributed by each of the Trust and the Growth Fund for the acquisition of such projects.

     The following is a list of the U.K. Projects owned by Ridgewood U.K. at December 31, 2000:

                                              Installed Capacity
Project Name                 Location           (Megawatts)
------------------------   -------------------      -----

Chelson Meadow .........   Devon, England            2.85
Chelson Meadow II ......   Devon, England            0.95
United Mines ...........   Cornwall, England         2.85
Whiney Hill ............   Lancashire, England       3.10
Belhouse ...............   Essex, England            2.85
Summerston .............   Glasgow, Scotland         2.85
                                                    -----
Total Installed Capacity                            15.45


     Since January 1, 2001, Ridgewood U.K. has acquired an additional four projects:
                                                 Installed Capacity
Project Name                 Location              (Megawatts)
------------------------   -----------------------      ----

Queens York ............   Lancashire, England          1.64
Beighton ...............   Sheffield, England           0.95
Cotesbach ..............   Leicestershire, England      1.22
Skelbrooke .............   Yorkshire, England           0.95
                                                        ----
Total Installed Capacity                                4.76

         Operations and maintenance services for all of the U.K. Projects are provided by Ridgewood CLP Management Limited, an English limited company owned by the Trust and by The Growth Fund ("Ridgewood Management"). Ridgewood Management has subcontracted such responsibilities to CLP Services Limited ("CLPS"), an English limited company which is affiliated with the development company which developed the projects and sold them to Ridgewood U.K. Under such subcontract, CLPS provides all operational and maintenance services for a fixed amount (approximately 1.2(cent) per kilowatt hour produced) plus an additional amount of approximately $112,000 per year for record keeping and administrative services performed for Ridgewood U.K. and the various subsidiaries which hold title to the projects. Such subcontract may be terminated by Ridgewood U.K. if the projects fail to meet certain agreed upon performance standards (generally, 90% of projected cumulative project output).

(viii) Egyptian Projects

     The Trust and the Growth Fund began investigating Egyptian opportunities in late 1998. The two Trusts organized Ridgewood Near East Holdings, LLC, a New Jersey limited liability company ("Holdings") as a holding company for their Egyptian investments and to date have contributed approximately $28,250,000 to Holdings. Each Trust owns equity in Holdings in proportion to the capital it has contributed. Holdings in turn owns all of the equity in the Egyptian operating subsidiaries, including Ridgewood Egypt For Infrastructure LTD ("REI"). Donald Stewart, who is not an employee of Ridgewood Egypt acts as its consultant. Mr. Stewart is reimbursed for his expenses but does not draw a salary. Instead, upon successful completion of a development Project, he receives a commission equal to 4% of the Project's cost. Since late 1998, the Trust and the Growth Fund have investigated and developed projects to supply electricity and potable water to the tourist industry on the Red Sea in Egypt. These projects consist of electric generating plants supplying either a single hotel or a series of hotels connected by a distribution network, reverse osmosis seawater desalination plants supplying either a single hotel or a series of hotels by a pipeline and combinations of the above.

     As of January 31, 2001, the Trust and the Growth Fund together had 15 water plants constructed or under development, with a total capacity of 12,530 cubic meters per day of potable water production (one cubic meter equals 264.2 U.S. gallons) and 6 electric generation plants constructed or under development with a total capacity of 23,400 kilowatts. When all of the Egyptian Projects contemplated are fully completed, which is estimated to be April 30, 2001, the total investment in these projects will be approximately $27,265,000. All of the capital needed to complete these 21 projects will be provided by the Trust and the Growth Fund from proceeds of their private offerings.

    REI has identified additional projects, which it considers to provide attractive returns and long-term growth potential. These projects include:

         1) The acquisition of a water desalination plant with a 26 mile long pipeline serving approximately 50% of the area of Sharm El Sheikh, an internationally known resort area at the southern tip of the Sinai peninsula.

         2) The construction of a 528,000 gallons per day water desalination plant in Hurghada, which will serve small hotels and commercial businesses.

         3) The construction of a 528,000 gallons per day water desalination plant and 5 mile long pipeline to serve a multi-hotel, tourist development south of Hurghada.

          4) Expansion of existing water and electric facilities as existing hotels are expanded and new hotels constructed.

     The Trust and the Growth Fund do not have any additional funds for investments. Accordingly, the Managing Shareholder has organized the Ridgewood/ Egypt Fund, which is currently offering securities. The funds raised from Ridgewood/Egypt's offering will be used to fund these additional Projects.

     REI currently provides several services in Egypt:

o Construction of electric generation and/or water desalination plants for individual hotels.

o Construction of electric generation and/or water desalination plants coupled with electric distribution and/or water pipelines in new developing areas to serve multiple hotels.

o Purchase of existing electric generation and/or water desalination plants operating at existing hotels.

o Long-term operation of these electricity and water facilities.

     REI produces electric power with diesel engine driven generators only. Although Egypt is a producer of natural gas, the isolated tourist areas where the Egyptian Projects are located do not have natural gas available in required quantities. Diesel fuel is readily available throughout Egypt and is supplied at a fixed price through government agencies. Diesel engine driven generators are a well-proven technology over eighty years old. There are many qualified suppliers throughout the world.

     All of REI's water desalination plants employ reverse osmosis equipment ("R/O"). This is a process where seawater or brackish water (water with less salt than seawater but which is not drinkable or palatable) is pumped at high pressure (1,000 pounds per square inch) through thin, porous membranes. The pressurized water passes through but the salt and other large molecules remain behind and thus are separated from the purified water. This process has been in existence for over thirty years and is widely used throughout the world. There are many suppliers of the R/O equipment and the membranes. The Company primarily purchases R/O equipment from a U.S. company named Waterlink, because it believes Waterlink offers the best combination of price, service and quality. However the Company is not dependent on Waterlink and can build plants using other manufacturers' equipment.

     REI's operating expenses, which are charged against the projects' cash flow, include, development and administrative, operation and maintenance activities for all of its Egyptian Projects. Electric generation costs that are dependent on production volume include diesel fuel, consumables, and a maintenance reserve for preventative maintenance and major repairs. At the current time, over 80% of those costs are fuel costs. At current fuel costs, which include delivery, are fixed by the Egyptian government and are uniform throughout the country. The fuel used to generate one kilowatt-hour of electricity costs approximately 3.2 U.S. cents at current exchange rates. These estimates are based on averages and will vary based on location, maintenance needs, personnel costs and training, and other factors. All of REI's electricity sales contracts provide for a 100% cost pass-through as the price of diesel fuel changes.

     The average cost to produce one cubic meter (264.3 gallons) of desalinated water from seawater, at current prices and exchange rates, is approximately $.0024 per gallon.

     Where REI supplies the electricity to the customer, REI provides the electricity for the R/O equipment and includes that electricity cost in the amount billed for water. Otherwise, the customer has the responsibility for providing electric power and bears the risk of electricity price changes.

     Operating costs for processing brackish water are similar except for the amount of electricity used, which can be as low as 30% of the amount used to process seawater. Capital costs for brackish water processing tend to be significantly lower because less capable equipment can be used. A R/O water desalination plant is automated and does not require a full time operator in attendance. Prompt response to problems is important, however, if the customer is not to be left without water. REI employs a central team of water specialists who visit each R/O plant periodically to perform routine maintenance and who respond to any problems.

     REI's projects generally sell their electricity and drinking water output under written, long-term contracts governed by Egyptian law. The community water projects sell water to a number of hotels or commercial and residential customers. In those cases, REI sells at a fixed, published price, which it may change based on market conditions. There is no formal regulatory authority that reviews those prices or which has authority to set them.

    Electricity and water contracts are generally include an annual price escalation clause as well as a fuel price adjustment clause to insulate REI from fuel price increases. Most contracts are denominated in Egyptian pounds. Although the buyer is therefore allowed to pay in local currency, those contracts generally contain a currency adjustment clause that is intended to keep REI whole if the Egyptian currency depreciates against the U.S. dollar. Most contracts contain minimum annual purchase requirements.

    (ix) Mediterranean Fiber Optic Project

      In September 1999, the Trust and the Growth Fund organized Ridgewood MedFiber LLC and each of them contributed $1.5 million to the joint venture on equal terms. Ridgewood MedFiber then invested the $3 million in a 25% equity interest in Global Fiber Group, a newly organized developer ("GFG"), which was exploring a proposal to construct a 3,600 kilometer (2,200 mile) long underwater fiber optic cable among Spain, Southern France and Italy via the Mediterranean Sea.

     In February 2000 the original management, which had been unable to obtain additional equity financing for the Project, agreed to withdraw from the venture. Ridgewood MedFiber was unable to find other equity investors for the venture and the venture ceased activity in the second quarter of 2000. Accordingly, the Trust wrote off its entire investment in the Project effective March 31, 2000.

(x)      Synergics, Inc. Acquisition

        Beginning in late 1999, the Managing Shareholder of the Trust, began negotiations to buy nine existing hydroelectric generating plants from Synergics, Inc. ("Synergics"). In the course of negotiations and due diligence, the Managing Shareholder learned that one of Synergics' lenders had declared a payment default against Synergics and that the lender had agreed to discharge the debt at a substantial discount from the face amount if payment were made by the end of April 2000. In order to preserve the benefit of the lender's offer and to allow completion of the acquisition on favorable terms, the Trust and the Growth Fund, through a joint venture, acquired the debt from the lender on April 28, 2000 for a payment of $17 million to the lender. The debt remains in default, but the joint venture is not exercising its remedies against Synergics or the Synergics subsidiaries pending the proposed acquisition described below.

            The joint venture intends to acquire the Synergics hydroelectric generation business by forgiving the $17 million of outstanding debt and paying an additional $1 million to the shareholders of Synergics and paying up to an additional $1.7 million of Synergics' tax liabilities that might be incurred as a result of the sale of its assets. The structuring and closing of the acquisition is to be determined after a review of certain financial, contractual and tax considerations. Until the acquisition closes, Synergics has agreed to retain all working capital for the account of the joint venture and to allow the joint venture to approve all operational decisions and expenditures. Synergics is cooperating closely with the joint venture in making operational decisions. However, although the joint venture currently intends to acquire the Synergics hydroelectric generation business as promptly as possible, neither the joint venture nor the Trust and the Growth Fund are obligated to acquire Synergics or any of its assets. Wayne L. Rogers, the president of Synergics, agreed to vote the stock of Synergics, Inc. beneficially owned by him (approximately 69% of the voting stock) in favor of a merger or other corporate reorganization as specified by the Trust and the Growth Fund that materially complies with the provisions outlined above.

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

         (3)  Project Operation.

     The Maine Hydro Projects are Qualifying Facilities under PURPA and have entered into long-term Power Contracts with their local distribution utilities. Under the Power Contracts for the Maine Hydro Projects, the local utilities are obligated to purchase the entire output of the Projects (up to rated levels) at formula prices. The Maine Hydro Projects are managed by their former owner, CHI Energy, Inc., which owns or operates other hydroelectric facilities in the region.

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

         The Maine Hydro Projects owned by the Trust use hydroelectric energy and are not subject to fuel price changes or supply interruptions. Because the Maine Hydro Projects are "run-of-river" hydroelectric plants, their output is dependent upon rainfall and snowfall in the areas above the dams and output has varied. Output is generally lowest in the summer months and in the winter and highest in the spring and fall.

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

         The Maine Biomass Projects burn whole-tree wood chips, as well as wood from processing of raw wood at paper mills or sawmills. The price of wood waste fluctuates and is a primary determinant of whether the Projects can run profitably or not. The major causes of the fluctuation are changes in woodcutting or wood processing volumes caused by general economic conditions, increases in the use of wood waste by paper mills for their own cogeneration plants, changes in demand from competing generating plants using wood waste or paper mill refuse and weather conditions. The cost of wood waste is currently significantly in excess of that anticipated at the time the Maine Biomass Projects were purchased.

         Although the Maine Biomass Projects are Qualifying Facilities, they do not have long-term Power Contracts and sell their capacity and electric energy through bilateral contracts with utilities and other entities that distribute electricity, such as the contract with Constellation as described above. Generators may sell directly to such entities on a bilateral basis, or they may sell to the ISO. The ISO dispatches generating plants and takes their power in accordance with offers and its estimate of the most economical means of providing sufficient reliable electricity. It computes the clearing price for each electrical product on an hourly basis, bills loads for their shares of the products and is to pay generators in accordance with the generators' offers and the market rules. In 2000, five "electrical products" were bought and sold on the ISO's market. In addition to installed capability and energy (the power actually used by consumers), the market included four types of reserves (basically, the ability to turn on or increase the operating rate of electric generators within specified times to provide additional power quickly) and automatic generation control (a related ability).

         The Maine Biomass Projects submitted offers to sell their electric output for the summer of 1999 at relatively high prices with the expectation that the plants would be called upon by the ISO only in the most extreme conditions. This strategy was necessary because of the relatively high costs of operating the plants without a long-term base load contract. In early July 1999, the ISO informed NEPOOL members that it would pay lower prices than those posted on its market Website on those three days in June. After considering ISO's stated reasons for reducing the posted prices and the ISO's actions during June 1999, RPM concluded that the ISO was determined to intervene in the markets and to prevent prices from rising to clearing levels during shortage periods. This would prevent profitable operation of the Projects. Accordingly, Indeck Maine revised its biding strategy such that the Maine Biomass Projects would only be called upon to dispatch during the highest peak days.

         In early October 1999, the ISO informed RPM that a scheduled transmission outage for October 16 and 17 required the ISO to activate all possible generation in Maine. The Maine Biomass Projects, which had been shut down and which did not have full crews available, had a pre-existing offer to the ISO to supply electric energy at a high price, reflecting the costs of restarting the plants, obtaining a crew on short notice and covering fixed costs. The ISO accepted the offer subject to its market rules and conditions. The Maine Biomass Plants operated as dispatched by the ISO on October 16, 1999. In November 1999, the ISO advised RPM that it would pay Indeck Maine only a total of approximately $5,000 for the energy the Projects produced on October 16, 1999, an amount significantly less than the amount Indeck Maine believes that it is owed for operation on October 16. The ISO has stated that, in its opinion, the Projects had monopoly-like market power on October 16, 1999 and that under the existing market rules it was only obligated to pay a rate based on variable costs unless the Projects could cost-justify a higher rate.

         See, Item 3 "Legal Proceedings" for an update on the current litigation that the Indeck Projects are pursuing against the ISO.

     The Santee River Project is currently subject to a Chapter 11 bankruptcy proceeding in U.S. Bankruptcy Court in South Carolina. As a result of such proceeding, it is likely that the Project, or its assets, will be sold to a third-party purchaser and either operated by such purchaser, or dismantled and sold. RPM is actively involved in and following the bankruptcy proceedings and there is a possibility that any workout could involve the Trust. However, any such involvement may require further investments by the Trust. As indicated earlier, the Trust has written-off its entire investment in Santee River.

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

(4) Trends in the Independent Power and Other Industries

    (i)  Qualifying Facilities with long-term Power Contracts

    The Trust is somewhat insulated from recent deregulatory trends in the U.S. electric industry because the Maine Hydro Projects and Synergics Hydros are Qualifying Facilities with long-term formula- price Power Contracts. There has been speculation that in the course of deregulating the electric power industry, federal or state regulators or utilities would attempt to invalidate these power purchase contracts as a means of causing owners of independent power plants to bear some of the costs of deregulation.

         However, recently, the State of California has experienced significant increases in the cost of wholesale power and the investor-owned utilities in California have suffered huge losses and are teetering on the brink of bankruptcy. While there are a variety of reasons that have contributed to the current state of affairs in California, the general consensus is that the problem has been caused by the method adopted by California to deregulate its electric market. For example, the IOUs in California were required to sell to unaffiliated third parties a large majority of their fossil-fueled electric generation facilities. In addition, the IOUs were required to sell all of their remaining generation to and purchase all of their supply needs from the California Power Exchange ("CalPx"), a day-ahead and day-of spot market. Finally, retail rates were frozen by the deregulation law and low levels and there was generally no market for installed capability. Until the summer of 2000, this framework worked well in that the wholesale price for electricity purchased from the CalPx by IOUs was significantly lower than the frozen retail rates that they were permitted to charge to retail customers. The resulting "profit" was used, among other things, to recoup stranded investments, pay dividends, as well as for other general corporate purposes. However, during the summer of 2000 the situation changed dramatically. The CalPx wholesale price of electricity increased significantly due in large part to California's explosive growth in power consumption, environmental regulation, natural gas shortages, the failure of the state to add any significant electric generation facilities for over a decade, and the lack of available electric energy from other areas of the West. The IOUs were now purchasing its electric generation needs at wholesale prices significantly above the frozen retail rates it was permitted by AB 1890 to charge to retail customers. As a result, the IOUs have incurred substantial losses and unless some resolution is worked out, PG&E may ultimately declare bankruptcy.

         Although it is anticipated that the New England area may experience a shortage of needed electric capacity in the near future, especially during the summer, which could contribute to an increase in prices, the general view is that if such events were to occur, the impact would be significantly less than in California for a variety of reasons. For example, NEPOOL has a installed capability market, which California did not have. The installed capability requirements essentially mandates that generators have sufficient generation to serve load, plus a reserve margin, thereby helping to avoid the sever shortages that have occurred in California. Additionally, although there is a current cap on wholesale purchases in the NEPOOL market, such cap is $1,000 MWh, significantly above the $150 Mwh "soft cap" in California.

         With respect to Power Contracts, to date FERC and state authorities, except for California, have generally stated that existing Power Contracts will not be affected by deregulation initiatives. The regulators have so far rejected the requests of a few utilities to invalidate existing Power Contracts. Instead, most state plans for deregulation of the electric power industry (including those in Maine) treat the value of long-term Power Contracts that are above current and anticipated market prices as "stranded costs" of the utilities. There can not be any assurance, however, that the rapid changes occurring in the industry and the economy as a whole would not cause regulators or legislative bodies to attempt to change the regulatory structure in ways harmful to Independent Power Projects or to attempt to impair existing contracts. In particular, some regulatory agencies have urged utilities to construe Power Contracts strictly and to police Independent Power Projects' compliance with those Power Contracts vigorously.

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

         After the Power Contracts for the Maine Hydro Projects expire at varying times from 2008 to 2020 or those contracts terminate for other reasons, those Projects under currently anticipated conditions would be free to sell their output on the competitive electric supply market, either in spot, auction or short-term arrangements or under long-term contracts if those Power Contracts could be obtained. There is no assurance that the Projects could then sell their output or do so profitably. While the Providence Project is not subject to natural gas price fluctuations and it may benefit from environmental requirements for utilities to purchase power from environmentally favorable sources, the supply of fuel gas from the landfill is not assured. Both it and the Maine Hydro Projects may have diseconomies of small scale. The Trust is unable to anticipate whether the Projects would have cost disadvantages or advantages after their Power Contracts expire. It is thus impossible to predict the profitability of those Projects after termination of the Power Contracts.

     The Maine Biomass Projects are "renewable power" projects. "Renewable power" (often called "green power") is a catchphrase that includes Projects (such as solar, wind, small hydroelectric, biomass, geothermal and landfill-gas) that do not use fossil fuels or nuclear fuels. Renewable power plants typically have high capital costs and often have total costs that are well above current total costs for new gas-turbine production. A number of states, including Massachusetts, Connecticut and Maine, are requiring that retailers of electricity purchase a certain minimum amount of electricity (often between 5% to 30% of their total requirements) from renewable power sources. Although the Massachusetts and Connecticut requirements were to have gone into effect by spring 2000, delays in writing regulations defining renewable sources have effectively suspended the requirements. The Trust does not anticipate that Massachusetts and Connecticut or the other New England states that are considering such requirements will have requirements for loads to purchase renewable energy before 2001. Because there is yet no substantial enforced demand for renewable energy, these state requirements have not had a material effect on the price of renewable energy. Renewable energy is currently priced almost identically to that of non-renewable energy.

         In addition, in order to be competitive currently, the Maine Biomass Projects need access to transmission facilities at a reasonable price. In 2000, Indeck Maine Energy reached an agreement with its transmission provider, Bangor Hydro-Electric Company, to substantially reduce the rates charged to transmit electricity from the company's two plants to the interstate transmission grid. The agreed upon settlement was part of a rate case proceeding before the Federal Energy Regulatory Commission ("FERC"). The discounted rates agreed upon provide Indeck Maine with a substantial discount over the utility's usual transmission rate, thus it should substantially reduce operating costs at the Jonesboro and West Enfield power plants. A key objective of the company was to obtain these reduced transmission rates, as the prior utility rate had been an obstacle to the profitability of the two power plants and the utility had proposed to substantially increase its rates as well. The settlement agreement, including the Indeck Maine discount, was put into effect on an interim basis pending final action on the case by FERC.

         On February 26, 2001, the FERC issued an order approving the Indeck Maine Energy discount, along with most provisions of the Bangor Hydro rate case settlement, but modifying certain language in the settlement document. Within 30 days of this FERC order, Bangor Hydro must notify the Commission if it will agree to the changed language and also whether the other parties to the settlement will agree as well. Under the settlement's terms, all parties must agree if FERC orders any material change to the settlement's terms. If Bangor Hydro or another party does not agree to the settlement as modified by FERC, then the parties will have to attempt to renegotiate the case or go to trial on the rate case issues. At the present time it does not appear that any party will object to the settlement as modified and that the settlement, as modified, will take final effect.

         Under the Indeck Maine discount, the utility agreed to give Indeck Maine specific discounted transmission rates for a period of 5 years. Pursuant to the settlement agreement, and only setting out the major terms, Indeck Maine will pay Bangor Hydro $7/kw/year for firm transmission service. At Indeck Maine's option it can also take firm transmission service on a monthly basis for $7/kw/year for all months except June, July and August, when the rate will be based on a $15/kw/year rate. After year three of the agreement, the transmission rate can increase under certain limited circumstances, but even in such an event Indeck Maine would only be required to meet the price offered by a competing transmission customer to retain the service. In contrast to the discounted rate agreed upon, it is estimated that a nondiscounted rate on Bangor Hydro would have been over $30/kw/yr, a large multiple of the discounted rate agreed upon.

    (ii) Foreign operations.

       The electricity markets in the United Kingdom were fully deregulated several years before deregulation began in the U.S. Accordingly, the Trust, through Ridgewood U.K., is investing in a niche area, landfill gas power plants. The Prior Programs already own interests in two large landfill gas power plants in Rhode Island and California and the technology and business are familiar to Ridgewood Power. Further, because of the ecological benefits of landfill gas power plants, the U.K. government has required utilities to enter into 15 year Power Contracts at premium prices, through the Non-Fossil Fuels Purchasing Agency. The U.K. Landfill Projects enjoy a status similar to qualifying facilities in the U.S. with long-term Power Contracts. They enjoy a guaranteed price and market for their output and are not subject to price fluctuations for their fuel. The major business risks and considerations are keeping operating costs at a minimum through good design, preventative maintenance and attention to fuel quality, governmental policy changes and exchange rate fluctuations affecting the pound-denominated revenues from the Projects. Thus the Trust believes that these investments in a stable Western European country with a guaranteed market for the output have the potential for long-term, stable income. Because Ridgewood U.K. is not providing any capital for development and buys Projects only after they receive bank financing, most development risk is avoided. Ridgewood Power is investigating hedging and other strategies to reduce exchange rate risk when revenues from the U.K. Landfill Gas Projects become large enough to make these strategies practical.

       The Egyptian Projects are substantially riskier. These projects are being developed at remote resort hotel sites on the Red Sea, which are distant from other electric and water sources. REI is developing the Projects itself using local engineering personnel and contractors. Environmental, construction, legal, and labor requirements are often unclear and can change unpredictably at any time. REI may find it difficult to enforce contracts and other legal obligations against local suppliers or customers. REI has not engaged in substantial development work either in the U.S. or outside the U.S. and has little experience in developing foreign Projects. There are no backup facilities to provide electricity or water if the Projects fail or are unusable for any period of time. Specifications for Projects have changed suddenly and unpredictably and in some cases it has been necessary for REI to construct additional infrastructure. Cultural, language and political differences between Egypt and the U.S. may impair communication with personnel, cause errors and possibly cause hostile action against the Projects by employees, residents or governmental agencies. There have been occasional terrorist incidents in Egypt directed against Western tourists and tourist facilities. Further such incidents might deter tourism and make the host hotel resorts unprofitable or might even be directed against the Egyptian Projects or their personnel.

      The Projects burn light fuel oil in diesel engines, which is brought in by tanker truck. Supply interruptions, oil spills or fires are possible. Although the Projects are exposed to world oil price variations, this risk is mitigated because the Power Contracts contain price adjustments tied to fuel oil prices that should substantially transfer the risk to the customers.

      The customers of most of the Egyptian Projects are single hotels governmentally-sponsored associations of resort hotels under 10-year long-term Power Contracts with each Project. Each Project provides electricity or water or both to the entire association and bills the hotels or association for the aggregate amount. The association in turn bills its member hotels for their consumption and their share of common consumption for services such as street lighting, residential services for hotel employees, and services such as security. The associations may not have substantial assets and thus may depend on prompt payment by their members in order to meet their obligations to the Project. Their ability to enforce payment obligations may be limited, and although the Project has the ability to shut off water or power to a defaulting association member, it may be practically difficult to do so over resistance by a major employer. It is possible that the associations would fail to bill members appropriately, that disputes between the associations and members for other reasons might result in a failure to pay the associations, or that the associations for political, economic or other reasons would fail to meet their obligations to the Project. It is also possible that adverse events in the tourist industry, such as labor disputes, airline problems, shortages of personnel, changes in customer taste, environmental problems, overbuilding and international political or cultural developments could depress tourist trade to the point that the hotels or associations would be unable to pay. Other risks include currency conversion and repatriation risks, exchange rate fluctuations, taxation disputes, international hostilities, arbitrary governmental action, religious tensions, anti-foreign sentiments and legal changes.

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

 (5)  Competition

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

(6)  Regulatory Matters.

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

         The exemptions from extensive federal and state regulation afforded by PURPA to Qualifying Facilities are important to the Trust and its competitors. The Trust believes that each of its Projects is a Qualifying Facility. If a Project loses its Qualifying Facility status, the utility can reclaim payments it made for the Project's non-qualifying output to the extent those payments are in excess of current avoided costs or the Project's Power Contract can be terminated by the electric utility.

         (B) The 1992 Energy Act. The Comprehensive Energy Policy Act of 1992 (the "1992 Energy Act") empowered FERC to require electric utilities to make available their transmission facilities to and wheel power for Independent Power Projects under certain conditions and created an exemption for electric utilities, electric utility holding companies and other independent power producers from certain restrictions imposed by the Holding Company Act. Although the Trust believes that the exemptive provisions of the 1992 Energy Act will not materially and adversely affect its business plan, the 1992 Energy Act may result in increased competition in the sale of electricity.

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

         Title V of the Clean Air Act Amendments added a new permitting requirement for existing sources that requires all significant sources of air pollution to submit new applications to state agencies. Title V implementation by the states generally does not impose significant additional restrictions on the Trust's Projects, other than requirements to continually monitor certain emissions and document compliance. The permitting process is voluminous and protracted and the costs of fees for Title V applications, of testing and of engineering firms to prepare the necessary documentation have increased. The Trust believes that all of its facilities, which require Title V compliance, are or will be in compliance with such requirements.

     The Trust's Projects must comply with many federal and state laws and regulations governing wastewater and storm water discharges from the Projects. These are generally enforced by states under "NPDES" permits for point sources of discharges and by storm water permits. Under the Clean Water Act, NPDES permits must be renewed every five years and permit limits can be reduced at that time or under re-opener clauses at any time. The Projects have not had material difficulty in complying with their permits or obtaining renewals. The Projects use closed-loop engine cooling systems which do not require large discharges of coolant except for periodic flushing to local sewer systems under permit and do not make other material discharges.

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

     For 2000, revenues from customers not affiliated with the Trust from sources inside and outside the United States and asset locations were as follows:

Geographic
Location            Income (loss)          Assets

United States        $(727,000)          $ 18,219,000

United Kingdom         552,000             25,858,000

Egypt                    5,000              6,299,000

(e)  Employees.

     The Trust has no employees. The persons described below at Item 5 - Directors and Executive Officers of the Registrant serve as executive officers of the Trust and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Trust business.

     Ridgewood Waterpure has 6 employees located in Oak Harbor, Ohio. REI has approximately 12 employees located in Egypt.

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

Ridgewood  Oak Harbor, Leased                                     Design and
 Waterpure    Ohio     building   2002                             manufacturing
                                                                   facility

U.K.       England and Leased or 2014-     less than      n/a     Landfill gas
Landfill    Scotland   licensed 2015      10 acres                 fueled gene-
                                                                   ration plants


Egyptian              Leased by   n/a       less than      n/a    Electric gen-
Site                  in Egypt                          10 acres   erating or
                     Joint venture*                                water desali-
                                                                   nation facil-
                                                                   ties

     The Trust believes that these properties are currently adequate for current operations at those sites.

Item 3.  Legal Proceedings.

         On June 2, 2000, Indeck Maine filed a "Complaint Requesting Fast Track Processing And Request For Immediate Action" with FERC seeking FERC's removal of bid restrictions placed on Indeck Maine's Projects. The Complaint asserted that the actions of the ISO in setting bid caps and unilaterally mitigating Indeck Maine's bids far exceeded its authority under the ISO's market rules. On July 26, 2000, FERC agreed with Indeck Maine and ruled that the ISO had no basis to impose bid restrictions upon Indeck Maine but, concluded, that "[w]e will grant Indeck's request to order ISO-NE to remove the bid caps on Indeck's units as of the date of this order." Unfortunately, FERC failed to rule that the ISO bid caps and other restrictions were improper from their inception. On August 25, 2000, Indeck Maine filed a motion with FERC seeking a clarification that the bid restrictions were improper from inception or, in the alternative, a rehearing on that issue. FERC has yet to rule on the matter.

         In addition, as stated above, in early October 1999, the ISO informed RPM that a scheduled transmission outage for October 16 and 17 required ISO to activate all possible generation in Maine. The Maine Biomass Projects, which had been shut down and which did not have full crews available, had a pre-existing offer to supply electric energy at a high price, reflecting the costs of restarting the plants, obtaining a crew on short notice and covering fixed costs. The ISO accepted the offer subject to its market rules and conditions. The Maine Biomass Plants operated as dispatched by the ISO on October 16 and, if they were paid in accordance with their offer terms, would have received in excess of $2.2 million. In November 1999, the ISO advised RPM that it would pay a total of $5,000 for the energy the Projects produced on October 16. The ISO has stated that, in its opinion, the Projects had monopoly-like market power on October 16 and that under the existing market rules it was only obligated to pay a rate based on variable costs unless the Projects could cost-justify a higher rate.

         As a result, on October 24, 2000, Indeck Maine filed a complaint against the ISO in the Superior Court of Delaware alleging, among other things, that the ISO's action in October 1999 resulted in a breach of an express or implied contract, violated certain consumer protection laws and amounted to fraud. The ISO removed the litigation to Federal District Court in Delaware and Indeck Maine has filed a motion to remand the matter back to the Delaware courts. The motion has not yet bee decided by the Federal Court.

   Item 4.  Submission of Matters to a Vote of Security Holders.

     The Trust has not submitted any matters to a vote of its security holders during the fourth quarter of 2000.

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

     The Managing Shareholder is considering the possibility of a combination of the Trust and six other investment programs sponsored by the Managing Shareholder into a publicly traded entity. This would require the approval of the Investors in the Trust and the other programs after proxy solicitations complying with requirements of the Securities and Exchange Commission, compliance with the "rollup" rules of the Securities and Exchange Commission and other regulations, and a change in the federal income tax status of the combined entity from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or other programs.

(b)  Holders

     As of the date of this Annual Report on Form 10-K, there are 1,613 record holders of Investor Shares.

(c)      Dividends

     The Trust made distributions as follows in 2000 and 1999:

                                         Year ended December 31,
                                            2000        1999
Total distributions to Investors        $3,922,376   $ 3,904,757
Distributions per Investor Share             4,205         4,186
Distributions to Managing Shareholder       39,620        39,412

     In January 2001, the Trust ceased making distributions as part of their preparations for a possible Liquidity Event. The Trust was financially capable of making some distributions but Ridgewood Power concluded that it would be more beneficial to Investors for the Trust to conserve capital in the highly volatile business climate and to have additional capital to finance a potentially expensive process. This does not mean that a Liquidity Event will necessarily occur or that distributions will necessarily resume if a Liquidity Event does not happen.

     If distributions do resume, the Trust's policy is to make them on a quarterly basis. The Trust's ability to make future distributions to Investors and their timing will depend on the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses.

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


                                                               As of and for the
                                                        Period from Commencement
                                                               of Share Offering
                             As of and for the Years            (April 12, 1996)
                                Ended December 31,                through Decem-
                        2000        1999      1998       1997       ber 31, 1996
Interest income .... $  352,638  $1,476,695  $2,767,348  $1,003,276  $  158,236
Total revenue (loss)   (170,555)   (520,768)  3,020,949     844,877     257,460
Net income (loss) ..(16,805,021) (4,975,059) (2,643,662) (1,345,153)   (114,375)
Net assets
(shareholders'
equity)              37,739,340  60,433,793  69,216,738  53,046,118  14,501,931
Investments .........22,590,520  48,127,301  27,075,657  13,466,706   7,133,340
Total assets ........50,365,065  62,395,597  71,735,025  54,469,925  14,945,301
Long-term obligations 9,282,262           0           0           0           0
Per Share of Trust
 Interest:
  Revenues (loss) ...      (183)       (558)      3,238       1,108       1,418
  Net (loss) ........   (18,013)     (5,333)     (2,834)     (1,763)       (630)
  Net asset value ...    40,454      64,983      74,303      69,342      79,856
 Distributions to
  Investors               4,205       4,186       4,383       1,833       1,466


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis should be read in conjunction with the Trust's consolidated financial statements and the notes thereto presented below. Dollar amounts in this discussion are generally rounded to the nearest $1,000.

The consolidated financial statements include the accounts of the Trust and Ridgewood Waterpure Corporation. The Trust's investment in the Synergics Hydro projects is in the form of a note receivable and, accordingly, the Trust's earnings are in the form of interest income. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects, Maine Biomass Projects, Santee River Rubber Project, Quantum Conveyor, MetaSound Systems, the Egypt Projects and the Mediterranean Fiber Optic Project/GFG.

Through December 31, 2000, the Trust used the equity method of accounting for its investment in the United Kingdom Landfill Projects because its ability to exercise control over these projects was expected to be temporary due to the anticipated investment in these projects by the Growth Fund. Due to delays in construction of the additional landfill gas plants, the Growth Fund elected to invest some of its funds in unrelated projects. As a result, the Trust expects to maintain control over the projects. As a result, effective on December 31, 2000, the Trust began to account for these projects using the consolidation method of accounting.

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

The Maine Biomass Projects sold electricity under short-term contracts during 1997. The Projects were shutdown and had minimal operations in 1998, 1999 and 2000. One project will resume full time operations on May 1, 2001 and sell electricity to Constellation under a nine month contract that expires on February 28, 2002. The other project is currently shutdown and will not be operated (except for required tests) unless sales arrangements are obtained which would provide sufficient revenue to allow the Project to operate profitably.

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

The Santee River Rubber Project was designed to process waste tires and generate high quality crumb rubber. Construction of the project began in 1998. In July 2000, the manager of the project informed the Trust that the project had run out of money. In November 2000, the project declared bankruptcy. The plant is shutdown and is not manned. The Trust wrote down its investment in the project to zero in the third quarter of 2000.

Quantum Conveyor designs, manufactures and sells modular conveyor systems used by post offices, distribution centers, warehouses and other material handling facilities. The conveyor system market is very competitive and Quantum Conveyor's strategy was to increase its sales and operating results by offering capable, inexpensive conveyor systems that were easy to install. In early 2001, Quantum's funds were exhausted and it reduced its operations to a minimal level. As a result, The Trust wrote down its investment in the project to zero in the fourth quarter of 2000.

WaterPure   Corporation  is  a  development   stage  company   developing  water
purification technology. WaterPure Corporation's strategy is to validate the technology and manufacture water purification systems.

MetaSound Systems was developing digital audio marketing systems to provide messages, music and sound information to telephone callers on hold or in a call center queue. The audio marketing system market is very competitive and MetaSound Systems' strategy was to increase its sales and operating results by offering more flexible systems that offer superior sound quality. In early 2001, MetaSound's funds were exhausted and it ceased operations. Accordingly, the Trust wrote down its investment in the project to zero in the fourth quarter of 2000.

In Egypt, the Trust and the Growth Fund have constructed or are developing 15 water desalinization plants and 6 electric generation plants. When development is complete, which is expected to occur in the second quarter of 2001, the total capacity of the water and power plants is expected to be approximately 3,300,000 U.S. gallons per day and 23.4 megawatts, respectively. Each plant has a contract with a hotel or group of hotels for the sale of the water or electricity produced from the plant. These contracts generally have terms of five to thirty years.

The Trust and the Growth Fund also purchased a 25% interest in GFG. GFG expected to be the co-developer of a large Mediterranean fiber optic project which was scheduled to close in the second quarter of 2000. The Trust and Growth Fund expected to fund approximately $18 million of this Mediterranean Fiber Optic project when it closed. In the first quarter of 2000, the Trust determined that GFG would probably not be able to develop the Mediterranean Fiber Optic Project or any other project. As a result, the Trust wrote down its investment in the project to zero in the first quarter of 2000. GFG subsequently ceased operations.

The Trust, through a subsidiary, purchased five landfill gas fired plants in the United Kingdom which have contracts to sell the electricity to a quasi autonomous non-governmental organization an inflation adjusted price for 15 years. In 2001, the Growth Fund has provided additional funds to the subsidiary to acquire additional plants and expects to provide additional funds as more plants are developed. To the extent that the Growth Fund provides funds, it will receive an undivided interest in the entire package of plants.

The Trust and the Growth Fund also purchased a note receivable from Synergics, Inc. ("Synergics") for approximately $17 million. The joint venture intends to acquire nine hydroelectric dams owned by Synergics by forgiving the $17 million of outstanding debt and paying an additional $1 million to the shareholders of Synergics and paying up to an additional $1.7 million of Synergics' tax liabilities that might be incurred as a result of the sale of its assets.

Additional trends affecting the independent power industry generally are described at Item 1 - Business.

Results of Operations

The year ended December 31, 2000 compared to the year ended December 31, 1999.

In 2000, the Trust had a net loss of $16,805,000 as compared to a net loss of $4,975,000 in 1999. The 2000 net loss includes $12,714,000 of charges relating to the writedown of investments. Excluding the writedowns, the 2000 net loss was $4,091,000. The 2000 and 1999 results include the following results from projects:


Project                                          2000         1999
----------------------------------------     -----------  -----------

Maine Hydro Projects ............      (2)     $252,000   $  849,000
Maine Biomass Projects ..........      (2)     (640,000)  (1,007,000)
Santee River Rubber .............      (2)     (361,000)      98,000
MetaSound Systems ...............      (2)     (717,000)  (1,526,000)
Quantum Conveyor ................      (2)       79,000     (346,000)
WaterPure Corporation ...........      (1)   (1,140,000)    (979,000)
Egypt Projects ..................      (2)        5,000     (198,000)
Mediterranean Fiber Optic Project      (2)      (57,000)     (49,000)
United Kingdom Landfill Project .      (2)      552,000      180,000
Synergics Projects ..............      (3)      364,000             --

(1) Earnings, net of minority interest.
(2) Equity interest in income (loss) of the project.
(3) Interest income

The decrease in income from the Maine Hydro Projects reflects lower revenues and higher repair costs in 2000 compared to 1999. The improved revenues reflected lower-than-average rainfall, which increased water flow through the hydroelectric dams. The increase in repair costs were primarily caused by damaged generating equipment at one dam.

The decrease in the loss from the shutdown Maine Biomass Projects from 1999 to 2000 reflects higher revenue related to the installed capacity of the plant. As discussed at Item 1(c)(3)(ii) above, the projects are in dispute with the ISO over the payment of certain revenues related to the plants' operation in 1999. The disputed payments were not recorded as income by the projects pending resolution of the disputes.

The Trust recorded a loss from the Santee River Rubber project in 2000 compared to income 1999 reflecting the Trust's share of the cost of staffing the plant in 2000 prior to the project's bankruptcy filing. In 1999, the plant was under construction and was not fully staffed.

The decrease in the loss related to MetaSound Systems reflects the reduced spending at MetaSound in 2000 compared to 1999. The reduced spending at MetaSound was a result of cutbacks in order to conserve funds. MetaSound's funds were exhausted in the first quarter of 2001 and it has ceased operations.

The Trust recorded income of $79,000 from Quantum in 2000 compared to a loss of $346,000 in 1999 due to reduced spending at Quantum in 2000 compared to 1999. The reduced spending at Quantum was a result of cutbacks in order to conserve funds. Quantum's funds were exhausted in the first quarter of 2001 and it has reduced its operations to a minimal level.

The Trust's net losses related to WaterPure's increased from $979,000 in 1999 to $1,140,000 in 2000 due to increased spending on research and development to produce a production model using the Superstill water distillation technology.

The Trust recorded $5,000 of income related to the Egypt projects compared to $198,000 of losses in 1999. In 1999, all projects in Egypt were in the development stage whereas in 2000, the majority of these projects were in operation.

The Trust recorded losses of $57,000 and $49,000 in 2000 and 1999, respectively, related to its investment in GFG. GFG was not able to develop the planned Mediterranean Fiber Optic Project and subsequently ceased operations.

The Trust recorded interest income from the note related to the Synergics Projects of $364,000. The Trust acquired the note in April 2000.

The increase in income from the Trust's five United Kingdom landfill gas fired plants from $180,000 in 1999 to $552,000 in 2000 primarily reflects the impact of a full year of operations.

Interest income at the Trust level decreased to $355,000 from $1,246,000 in 1999 as a result of the lower average cash balances on hand during the year.

Excluding charges for the writedown of investments, Trust-level expenses in 2000 were $877,000 compared to $240,000 in 1999. The increase was primarily a result of legal and consulting costs associated with the Santee River Rubber Project.

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

The Trust income from the Santee River Rubber project in 1999 was lower than in 1998 reflecting the Trust's share of the cost of marketing and administration as the plant was constructed

The increase in the loss related to MetaSound Systems reflects the Trust's ownership of its investment for a full year in 1999 compared to one month in 1998. MetaSound Systems' losses are a result of the marketing and sales costs of introducing its digital audio marketing products.

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

The Trust recorded $198,000 of losses in 1999 related to its interest in the Egypt projects that are under development. The losses primarily relate to the administrative costs of Ridgewood's Egyptian office.

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

Liquidity and Capital Resources

In 2000 and 1999, the Trust's operating activities used cash of $3,621,000 and $3,186,000, respectively, primarily as a result of lower Trust interest income and increased research and development costs at its consolidated WaterPure subsidiary.

In 1999, the Trust used $21,011,000 in its investing activities, primarily the purchase of its interest in the United Kingdom Landfill Projects, the Egypt Projects and the Mediterranean Fiber Optic Project/GFG. In 2000, the Trust used only $2,468,000 in its investing activities due to the completion of its investment program. In addition, the Trust's cash balance was improved by the consolidation of $3,404,000 of cash from the United Kingdom Landfill Projects, which were previously accounted for under the equity method.

In 2000 and 1999, the use of cash in financing activities of $3,939,000 and $3,876,000, respectively, was comparable.

During the fourth quarter of 1997, the Trust and Fleet Bank,N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. The credit line was extended until March 2001. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to Investors. There were no borrowings under the line of credit in 2000 or 1999.

Obligations of the Trust are generally limited to payment of Project operating expenses, repayment of borrowings under the line of credit, payment of a management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders. Accordingly, the Trust has not found it necessary to retain a material amount of working capital.

The Trust anticipates that during 2001 its cash flow from operations will be adequate to meet its obligations.

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

The Trust's consolidated United Kingdom Landfill Gas Projects investments in financial instruments are short term pound denominated obligations of large banks and trade accounts receivable and payable.

The Trust's primary market risk exposure is limited interest rate risk caused by fluctuations in short-term interest rates. The Trust's primary market risk exposure related to its consolidated United Kingdom Landfill Gas Projects is to fluctuations in the foreign currency exchange rates. The Trust does not anticipate any changes in its primary market risk exposure or how it intends to manage it. The Trust does not trade in market risk sensitive instruments.

Quantitative Information About Market Risk

This table provides information about the Trust's financial instruments that are defined by the Securities and Exchange Commission as market risk sensitive instruments. These include only short-term U.S. government and agency securities and bank obligations. The table includes principal cash balances and related weighted average interest rates by contractual maturity dates.

                                                December 31, 2000
                                              Expected Maturity Date
                                                        2001
                                                      (U.S. $)
Bank Deposits and Certificates of Deposit           $ 1,327,000
Average interest rate                                       5.6%

                                                      (U.S. $)
Bank Deposits denominated in United Kingdom Pounds  $ 3,404,000
Average interest rate                                       5.6%


Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements
Report of Independent Accountants ..............   F-2
Balance Sheets at December 31, 2000 and 1999 ...   F-3
Statement of Operations for Years Ended
  December 31, 2000, 1999 and 1998 .............   F-4
Statement of Changes in Shareholders' Equity for
  Years Ended December 31, 2000, 1999 and 1998 . F-5 Statement of Cash Flows for Years Ended December 31, 2000, 1999 and 1998
 F-6
Notes to Financial Statements ..................   F-7 to F-17

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

         The Managing Shareholder has also organized Power I, Power II, Power III, Power IV, the Growth Fund, and the Egypt Fund, as Delaware business trusts to participate in the independent power industry. Ridgewood Power LLC is now also their managing shareholder. The business objectives of these five trusts are similar to those of the Trust.

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

         The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust over the last 18 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities LLC ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the six trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Capital Management LLC ("Ridgewood Capital"), which assists in offerings made by the Managing Shareholder and which is the sponsor of four privately offered venture capital funds (the Ridgewood Capital Venture Partners and Ridgewood Capital Venture Partners II funds); Ridgewood Power VI LLC ("Power VI"), which is a managing shareholder of the Growth Fund, and RPM. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

         Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

         Robert E. Swanson, age 54, has also served as President of the Trust since its inception in 1991 and as President of RPM, Power I, Power II, Power III, Power IV, the Growth Fund, and Egypt Fund since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I and II venture capital funds. In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

         Robert L. Gold, age 42, has served as Executive Vice President of the Managing Shareholder, RPM, the Trust, Power I, Power II, Power III, Power IV, the Growth Fund and Egypt Fund since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Capital Venture Partners I and II funds. He has served as Vice
President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

         Martin V. Quinn, age 53, has been the Executive Vice President and Chief Operating Officer of Ridgewood Power since April 2000. Before that, he had assumed the duties of Chief Financial Officer of Ridgewood Power in November 1996 under a consulting arrangement. In April 1997, he became a Senior Vice President and Chief Financial Officer of Ridgewood Power and the Fund.

         Mr. Quinn has over 30 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly-traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President- Controller and Chief Accounting Officer for his last six years and Vice President-Corporate
Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of PricewaterhouseCoopers, LLP, and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

         Daniel V. Gulino, age 40, has been Senior Vice President and General Counsel of the Managing Shareholder since August 2000. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

         Christopher I. Naunton, 36, has been the Vice President and Chief Financial Officer of the Managing Shareholder since April 2000. From February 1998 to April 2000, he was Vice President of Finance of an affiliate of the Managing Shareholder. Prior to that time, he was a senior manager at the predecessor accounting firm of PricewaterhouseCoopers LLP. Mr. Naunton's professional qualifications include his certified public accountant qualification in Pennsylvania, membership in the American Institute of Certified Public Accountants and a Bachelor of Science degree in Business Administration from Bucknell University (1986).

         Mary Lou Olin, age 48, has served as Vice President of the Managing Shareholder, RPM, Ridgewood Capital, the Trust, Power I, Power II, Power III, Power IV and the Growth Fund since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

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

     The Board of the Trust (including both initial Independent Trustees) have approved the initial Management Agreement and its renewals. Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement will remain in effect until January 4, 2002 and year to year thereafter as long as it is approved at least annually by (i) either the Board of the Trust or a majority in interest of the Investors and (ii) a majority of the Independent Trustees. The agreement is subject to termination at any time on 60 days' prior notice by the Board, a majority in interest of the Investors or the Managing Shareholder. The agreement is subject to amendment by the parties with the approval of (i) either the Board or a majority in interest of the Investors and
(ii) a majority of the Independent Trustees.

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

         Ralph O. Hellmold, age 60, is Chairman of The Private Investment Banking Company ("PIBC") and President of Hellmold Associates, Inc., both of which are financial advisory firms that assist companies raise capital, divest or acquire businesses or restructure corporate organizations. Other financial advisory services provided by PIBC and Hellmold Associates, Inc. include mergers and acquisitions advice, valuations, fairness opinions and expert witness testimony. In addition to working with troubled companies or their creditors, Hellmold Associates, Inc. also acts as general partner of funds that invest in the securities of financially distressed companies.

         From 1987 to 1990, when he formed Hellmold Associates, Inc., Mr. Hellmold was a Managing Director at Prudential-Bache Capital Funding, where he served as co-head of the Corporate Finance Group, co-head of the Investment Banking Committee and head of the Financial Restructuring Group. From 1974 to 1987, Mr. Hellmold was a partner at Lehman Brothers and its successors, where he worked in the General Corporate Finance Group and co-founded the Financial Restructuring Group. Prior thereto, he was a research analyst at Lehman Brothers and at Francis I. du Pont & Company. He received his undergraduate degree magna cum laude from Harvard College and an M.I.A. from Columbia University. He is a Chartered Financial Analyst and a member of the New York Society of Security Analysts. Mr. Hellmold is the holder of one- half share in each of Power I and Power II, a shareholder of one-half Share in the Trust and a limited partner or shareholder in numerous limited partnerships and a business trust sponsored by Ridgewood Energy to invest in oil and gas development and related businesses. Mr. Hellmold is a director of Core Materials Corporation, Columbus, Ohio and of International Aircraft Investors, Torrance, California.

         Jonathan C. Kaledin, age 43, has been New York Regional Counsel of The Nature Conservancy, the international land conservation organization, since September 1995. From 1990 to June 1995, he was the Executive Director of the National Water Funding Council ("NWFC"), an advocacy and public affairs organization representing municipalities, businesses, financial institutions and others on the financial aspects of clean water infrastructure projects required by the federal Clean Water Act and the federal Safe Drinking Water Act. Prior to running the NWFC, Mr. Kaledin practiced law in both the private and public sectors, specializing in environmental and real estate matters. Mr. Kaledin received his undergraduate degree magna cum laude from Harvard College and a law degree from New York University.

         The Independent Trustees and the Managing Shareholder expanded the number of Independent Trustees to three in January 2000 and elected Joseph
Ferrante, Jr. as the additional Independent Trustee. Mr. Ferrante, age 56, has been a lawyer in private practice in Ridgewood, New Jersey for more than five years specializing in business and taxation matters. He received a Juris Doctor degree in law from the George Washington University in 1970 and his undergraduate degree from the Johns Hopkins University. He advises a large number of start-up and entrepreneurial companies.

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

(h)  RPM.

     As discussed above at Item 1 - Business, RPM assumed day- to-day management responsibility for the Maine Biomass Projects in March 1999. Like the Managing Shareholder, RPM is wholly owned by Robert E. Swanson. It will enter into an "Operation Agreement" with the Indeck Maine Energy, LLC under which RPM, under the supervision of the Managing Shareholder, will provide the management, purchasing, engineering, planning and administrative services for the Providence Project. RPM will charge the Trust at its cost for these services and for the Trust's allocable amount of certain overhead items. RPM shares space and facilities with the Managing Shareholder and its affiliates. To the extent that common expenses can be reasonably allocated to RPM, the Managing Shareholder may, but is not required to, charge RPM at cost for the allocated amounts and such allocated amounts will be borne by the Trust and other programs. Common expenses that are not so allocated will be borne by the Managing Shareholder.

     Initially, the Managing Shareholder does not anticipate charging RPM for the full amount of rent, utility supplies and office expenses allocable to RPM. As a result, both initially and on an ongoing basis the Managing Shareholder believes that RPM's charges for its services to the Trust are likely to be materially less than its economic costs and the costs of engaging comparable third persons as managers. RPM will not receive any compensation in excess of its costs.

     Allocations of costs will be made either on the basis of identifiable direct costs, time records or in proportion to each program's investments in Projects managed by RPM; and allocations will be made in a manner consistent with generally accepted accounting principles.

     RPM will not provide any services related to the administration of the Trust, such as investment, accounting, tax, investor communication or regulatory services, nor will it participate in identifying, acquiring or disposing of Projects. RPM will not have the power to act in the Trust's name or to bind the Trust, which will be exercised by the Managing Shareholder or the Trust's officers.

     The Operation Agreement does not have a fixed term and is terminable by RPM, by the Managing Shareholder or by vote of a majority in interest of Investors, on 60 days' prior notice. The Operation Agreement may be amended by agreement of the Managing Shareholder and RPM; however, no amendment that materially increases the obligations of the Trust or that materially decreases the obligations of RPM shall become effective until at least 45 days after notice of the amendment, together with the text thereof, has been given to all Investors.

     The  executive  officers  of RPM  are Mr.  Swanson  (President),  Mr.  Gold
(Executive Vice President), Mr. Quinn (Executive Vice President and Chief Operating Officer), Mr. Gulino (Senior Vice President and General Counsel), Mr. Naunton (Vice President and Chief Financial Officer) and Ms. Olin (Vice President.

Item 11.  Executive Compensation.

     The Trust reimburses RPM at cost for services provided by RPM's employees and reimburses the Managing Shareholder at allocated cost for services outside the scope of the Management Agreement; no such reimbursement per employee exceeded $60,000 in 1999 or 2000. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 Certain Relationships and Related Transactions.

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

     Donald C. Stewart, age 55, is a consultant to the Fund and not an employee of the Managing Shareholder or any of its affilaites. However, he serves as Ridgewood International Development, LLC's Managing Director and chief operating officer. From 1994, he had served as an advisor and consultant to Ridgewood
Power and was the principal person involved in finding, reviewing and negotiating acquisitions for the six Power Trusts. Mr. Stewart has 30 years of expertise in the field of independent power generation, fuel procurement, engineering and finance. Mr. Stewart spent the first ten years of his business career as a certified public accountant with a major international firm. He has been the Chairman of Vermont Gas Systems, a regulated public utility, Vice Chairman of Consolidated Power Company, a developer of large scale cogeneration projects and President of Hercules Engines, Inc., a manufacturer of industrial engines and electrical generation equipment. Mr. Stewart has a Bachelor of Science degree from Lehigh University.

         Instead of salary, Mr. Stewart, and two other consultants to the Fund, Michael Patten and Zach Girges, receive a development fee of 4% and 3%,respectively, of the capital cost of each completed Egyptian Project at the time it goes into operation (a "closing fee"), for a total development fees of 10% of Project capital cost. Mr. Stewart, Mr. Patten and Mr. Girges are not required to continue providing services to REI after a Project is completed, but they are paid annual development fees of 4/10, 3/10 and 3/10 of one percent, respectively, of the capital cost of each Project. The annual fees are not deferred or modified based on the Projects' profits or losses.

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

     The Trust made distributions to the Managing Shareholder (which is a member of the Board of the Trust) and Investors in 2000 and 1999 as stated at Item 5 - Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters. The Trust paid fees to the Managing Shareholder and its affiliates as follows:

Fee                 Paid to      2000      1999       1998      1997      1996

Investment fee      Managing
                    Shareholder    $ ---  $ ---      $337,158 1,145,212  $33,346
Placement agent fee Ridgewood
 and sales commis-  Securities
 sions              Corporation      ---    ---       277,008   572,606  166,673
Organizational,     Managing
 distribution and   Shareholder
 offering fee                        ---    ---    1,448,944 3,435,636 1,000,038
Management fee      Managing
                    Shareholder 2,257,357 2,377,941 1,606,269      ---      ---
Due diligence       Managing
 expenses           Shareholder      ---    969,793   830,823  603,639     4,500
Reimbur-            Managing
 sements            Shareholder      ---       ---    793,654  392,752      ---

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

     In addition to the foregoing, the Trust reimbursed the Managing Shareholder and RPM at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Trust business and for certain expenses related to management of Projects.

     Other  information in response to this item is reported in response to Item
12. Executive Compensation, which information is incorporated by reference into this Item 13.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

 (a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

 (b) Reports on Form 8-K.

     No Form 8-K was filed with the Commission by the Registrant during the quarter ending December 31, 2000.

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

Signature                     Title                          Date



RIDGEWOOD ELECTRIC POWER TRUST V (Registrant)

By:/s/ Robert E. Swanson    President and Chief      March 30, 2001
       Robert E. Swanson     Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson    President and Chief      March 30, 2001
       Robert E. Swanson     Executive Officer

By:/s/ Martin V. Quinn    Executive Vice President and
       Martin V. Quinn    Chief Operating Officer    March 30, 2001

By:/s/ Christopher I. Naunton   Vice President and    March 30, 2001
       Christopher I. Naunton  Chief Financial Officer

RIDGEWOOD POWER LLC  Managing Shareholder  March 30, 2001

By:/s/ Robert E. Swanson    President
       Robert E. Swanson

 /s/ Robert E. Swanson  *   Independent Panel Member    March 30, 2001
       Ralph O. Hellmold

 /s/ Robert E. Swanson  *   Independent Panel Member    March 30, 2001
       Jonathan C. Kaledin

 /s/ Robert E. Swanson  *   Independent Panel Member    March 30, 2001
       Joseph Ferrante, Jr.

*  As attorney-in-fact for the Independent Trustee

               Ridgewood Electric Power Trust V

              Consolidated Financial Statements

               December 31, 2000, 1999 and 1998

                        Report of Independent Accountants

To the Shareholders and Trustees of
Ridgewood Electric Power Trust V:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust V (the "Trust") and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, NY
March 23, 2001

Ridgewood Electric Power Trust V
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                          December 31,
Assets:                                           2000             1999
                                               ------------    ------------
Cash and cash equivalents ..................   $  4,731,081    $ 14,759,184
Accounts receivable ........................        538,183            --
Due from affiliates ........................        164,237         675,185
Other current assets .......................        712,732         404,351
                                               ------------    ------------
         Total current assets ..............      6,146,233      15,838,720
                                               ------------    ------------

Plant and equipment ........................     12,928,899            --
Less - Accumulated depreciation ............     (1,022,536)           --
                                               ------------    ------------
      Plant and equipment, net .............     11,906,363            --
                                               ------------    ------------

Electric power sales contract ..............     10,956,161            --
Less - Accumulated amortization ............     (1,234,212)           --
                                               ------------    ------------
       Electric power sales contract, net ..      9,721,949            --
                                               ------------    ------------
Investments:
    Maine Hydro Projects ...................      5,346,948       5,663,505
    Maine Biomass Projects .................      5,485,287       5,825,271
    MetaSound Systems ......................           --           921,163
    Quantum Conveyor .......................           --         2,810,410
    Santee River Rubber ....................           --         8,186,456
    Egypt Projects .........................      6,299,001       4,736,093
    GFG ....................................           --         1,497,670
    United Kingdom Landfill Projects .......           --        16,916,309
    Synergics, Inc. ........................      5,459,284            --
                                               ------------    ------------
         Total assets ......................   $ 50,365,065    $ 62,395,597
                                               ------------    ------------
Liabilities and shareholders' equity:
Liabilities:
Current portion of long-term debt ..........   $    622,386    $       --
Accounts payable and accrued expenses ......        903,579         174,857
Due to affiliates ..........................        645,822         449,178
                                               ------------    ------------
 Total current liabilities .................      2,171,787         624,035
                                               ------------    ------------

Long-term debt, less current portion .......      9,215,778            --
Deferred income taxes ......................        764,901            --
Minority interest ..........................        473,259       1,337,769

Commitments and contingencies

Shareholders' equity:
 Shareholders' equity (932.8875 investor
 shares issued and outstanding) ............     38,154,142      60,644,421
Subscriptions receivable ...................           --           (23,000)
                                               ------------    ------------
 Shareholders' equity, net .................     38,154,142      60,621,421
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding)       (414,802)       (187,628)
                                               ------------    ------------
Total shareholders' equity .................     37,739,340      60,433,793
                                               ------------    ------------
Total liabilities and shareholders' equity .   $ 50,365,065    $ 62,395,597
                                               ------------    ------------

        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                          For the Year Ended December 31,
                                   --------------------------------------------
                                        2000          1999             1998
                                   ------------    ------------    ------------
Revenue:
Interest income ................   $    352,638    $  1,476,695    $  2,767,348
Interest income from Synergics,
 Inc ...........................        364,289            --              --
Equity interest in income (loss)
 of:
    Maine Hydro Projects .......        252,250         849,456         657,989
    Maine Biomass Projects .....       (639,984)     (1,006,796)       (694,321)
    MetaSound Systems ..........       (717,135)     (1,526,250)        (61,227)
    Quantum Conveyor ...........         79,280        (345,760)        (12,191)
    Santee River Rubber ........       (361,042)         98,488         363,351
    Egypt Projects .............          5,008        (197,759)           --
    GFG ........................        (57,379)        (49,163)           --
    United Kingdom Landfill
     Projects ..................        551,520         180,321            --
                                   ------------    ------------    ------------

Total revenue (loss) ...........       (170,555)       (520,768)      3,020,949
                                   ------------    ------------    ------------
Expenses:
Investment fee paid to the
 managing shareholder ..........           --              --           337,158
Project due diligence costs ....           --           969,793         830,823
Management fees ................      2,257,357       2,377,941       1,606,269
Allocated management costs .....           --              --           793,654
Accounting and legal fees ......        238,161         100,104          59,719
Purchased research and
 development ...................           --              --         1,969,951
Research and development .......      2,005,494       1,258,816            --
Other expenses .................        283,874         140,042          40,342
Write down of investments ......     12,714,090            --              --
                                   ------------    ------------    ------------
Total expenses .................     17,498,976       4,846,696       5,637,916
                                   ------------    ------------    ------------

Loss from operations ...........    (17,669,531)     (5,367,464)     (2,616,967)

Minority interest in loss
 (income) of consolidated
    subsidiaries ...............        864,510         392,405         (26,695)
                                   ------------    ------------    ------------
Net loss .......................   $(16,805,021)   $ (4,975,059)   $ (2,643,662)
                                   ------------    ------------    ------------




        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Changes In Shareholders' Equity
For The Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                              Subscription Managing
                                  Shareholders Receivable Shareholder  Total
                                  ------------ ---------- ----------- ---------
Shareholders' equity, January
 1, 1998 (762.8 investor shares
 and 1 management share) ........  61,682,179  $(8,604,653) (31,408) 53,046,118

Capital contributions, net
 (170.0875 investor shares) .....  22,944,716    8,491,153     --    22,944,716

Cash distributions ..............  (4,089,130)        --    (41,304) (4,130,434)

Net loss for the year ...........  (2,617,225)        --    (26,437) (2,643,662)
                                  -----------  ----------  --------  ----------
Shareholders' equity, December
 31, 1998 (932.8875 investor
 shares and 1 management share) .  69,429,387    (113,500)  (99,149) 69,216,738

Capital contributions, net ......     (22,638)     90,500      --        67,862

Cash distributions ..............  (3,904,757)       --     (39,412) (3,944,169)

Net loss for the year ...........  (4,925,308)       --     (49,751) (4,975,059)

Cumulative translation adjustment      67,737        --         684      68,421
                                  -----------  ----------   -------  -----------
Shareholders' equity, December
 31, 1999 (932.8875 investor
 shares and 1 management share) .  60,644,421     (23,000) (187,628) 60,433,793

Capital contributions, net ......        --        23,000      --        23,000

Cash distributions ..............  (3,922,376)       --     (39,620) (3,961,996)

Net loss for the year ........... (16,636,971)       --    (168,050)(16,805,021)

Cumulative translation adjustment  (1,930,932)       --     (19,504) (1,950,436)
                                 ------------  ----------  --------  ----------
Shareholders' equity, December
 31, 2000 (932.8875 investor
 shares and 1 management share) .$ 38,154,142  $    --    $(414,802) 37,739,340
                                  ----------  ----------   --------  ----------

Ridgewood Electric Power Trust V
Consolidated Statement of Comprehensive Loss
--------------------------------------------------------------------------------

                                         For the Year Ended December 31,
                                    -------------------------------------------
                                        2000           1999           1998
                                    ------------   ------------    ------------

Net loss ........................   $(16,805,021)  $ (4,975,059)   $ (2,643,662)

Cumulative translation adjustment     (1,950,436)        68,421            --
                                    ------------   ------------    ------------

Comprehensive loss ..............   $(18,755,457)  $ (4,906,638)   $ (2,643,662)
                                    ------------   ------------    ------------

        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                            For the Year Ended December 31,
                                          --------------------------------------
Cash flows from operating activities:        2000           1999         1998
                                          ------------    ---------   ----------
Net loss ............................... $(16,805,021) $(4,975,059) $(2,643,662)
                                          ------------    ---------   ----------
Adjustments to reconcile net loss to
 net cash used in operating activities:
Charge for purchased research and
 development ...........................         --           --      1,969,951
Minority interest in (loss) income
 of subsidiary .........................     (864,510)    (392,405)      26,695
Interest income from Synergics Projects      (364,289)        --           --
Write down of investments ..............   12,714,090         --           --
Equity interest in (income) loss of:
    Maine Hydro Projects ...............     (252,250)    (849,456)    (657,989)
    Maine Biomass Projects .............      639,984    1,006,796      694,321
    MetaSound Systems ..................      717,135    1,526,250       61,227
    Quantum Conveyor ...................      (79,280)     345,760       12,191
    Santee River Rubber ................      361,042      (98,488)    (363,351)
    Egypt Projects .....................       (5,008)     197,759         --
    GFG ................................       57,379       49,163         --
    United Kingdom Landfill Projects ...     (551,520)    (180,321)        --
Changes in assets and liabilities,
 net of acquisitions:
Increase in other current assets .......      (20,661)    (141,862)     (95,319)
Increase (decrease) in accounts payable
 and accrued expenses ..................      123,958      (19,674)    (906,754)
Decrease (increase) in due to/from
 affiliate, net ........................      707,592      345,551     (879,613)
                                           ---------    ----------   ----------
Total adjustments ......................   13,183,662    1,789,073     (138,641)
                                           ----------   ----------   ----------
Net cash used in operating activities ..   (3,621,359)  (3,185,986)  (2,782,303)
                                           ------------  ----------  ----------
Cash flows from investing activities:
Investment in Maine Biomass Projects ...     (300,000)    (525,250)    (383,276)
Investment in MetaSound Systems ........         --           --     (2,508,640)
Investment in Quantum Conveyor .........         --        (60,000)  (3,108,361)
Investment in Santee River Rubber ......     (354,667)        --     (8,984,891)
Investment in Synergics Hydro ..........   (5,094,995)        --          --
Investment in WaterPure Corporation,
 net of cash acquired ..................         --           --       (266,472)
Investment in Egypt Projects ...........   (2,208,896)  (4,933,852)        --
Investment in GFG ......................         --     (1,546,833)        --
Investment in United Kingdom Landfill
 Projects ..............................         --    (16,667,567)        --
Distributions from Maine Hydro projects       568,807    1,403,240    1,135,526
Distributions from United Kingdom
 Landfill projects .....................    1,517,760         --           --
Distributions from Santee River Rubber .         --        920,000      340,274
Cash acquired by consolidation of
 United Kingdom Landfill Projects ......    3,404,243         --           --
Deferred due diligence costs ...........         --        399,498     (245,480)
                                          ------------  -----------   ----------
Net cash used in investing activities ..   (2,467,748) (21,010,764) (14,021,320)
                                          ------------   ----------   ----------
Cash flows from financing activities:
Proceeds from shareholders' contributions      23,000       70,206   25,471,126
Selling commissions and offering
 costs paid ............................         --         (2,344)  (2,526,410)
Cash distributions to shareholders .....   (3,961,996)  (3,944,169)  (4,130,434)
                                         ------------  -----------    ---------
Net cash (used in) provided by
 financing activities ..................   (3,938,996)  (3,876,307)  18,814,282
                                         ------------  -----------  ----------
Net (decrease) increase in cash
 and cash equivalents ..................  (10,028,103) (28,073,057)   2,010,659
Cash and cash equivalents,
 beginning of year .....................   14,759,184   42,832,241   40,821,582
                                         ------------  -----------  -----------
Cash and cash equivalents, end of year . $  4,731,081 $ 14,759,184  $42,832,241
                                         ------------  -----------   ----------

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

Intangible asset
A portion of the purchase price of the United Kingdom Landfill Projects was assigned to the Electric Power Sales Contracts and is being amortized over the 15 year life on the contract on a straight-line basis.

Income taxes
The Company utilizes the asset and liability method of accounting for income taxes for its United Kingdom securities. No provision is made for United States income taxes in the accompanying financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trust.

Offering costs
Costs associated with offering Trust shares (selling commissions, distribution and offering costs) are reflected as a reduction of the shareholders' capital contributions.

Due diligence costs relating to potential power projects
Costs relating to the due diligence performed on potential project investments are initially deferred, until such time as the Trust determines whether or not it will make an investment in that project. Costs relating to completed projects are capitalized and costs relating to rejected projects are expensed at the time of rejection.

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

3.       Investments

The Trust has the following investments:

                                                Investment at December 31,
                              Accounting        -------------------------
     Project Name                Method             2000          1999
-----------------------   --------------------   -----------   -----------
Maine Hydro Projects ..   Equity Method          $ 5,346,948   $ 5,663,505
Maine Biomass Projects    Equity Method            5,485,287     5,825,271
MetaSound Systems .....   Equity Method                 --         921,163
Quantum Conveyor ......   Equity Method                 --       2,810,410
Santee River Rubber ...   Equity Method                 --       8,186,456
Egypt Projects ........   Equity Method            6,299,001     4,736,093
GFG ...................   Equity Method                 --       1,497,670
United Kingdom Landfill
 Projects .............   Consolidation/Equity    14,650,629    16,916,309
WaterPure Corporation .   Consolidation            1,170,427     1,570,424
Synergics, Inc. .......   Interest                 5,459,284          --
                                                 -----------   -----------
                                                 $38,411,576   $48,127,301
                                                 -----------   -----------
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

The Trust owns a 50% limited partnership interest in Ridgewood Hydro L.P. and 50% of the outstanding common stock of Ridgewood Maine Hydro Corporation, which is the sole general partner of Ridgewood Hydro L.P. The remaining 50% is owned by Ridgewood Electric Power Trust IV ("Trust IV"). Ridgewood Power LLC is the managing partner of the Trust and Trust IV.

The Trust's 50% investment in the Maine Hydro Projects is accounted for under the equity method of accounting. The Trust's equity in the earnings of the Maine Hydro Projects has been included in the financial statements since acquisition.

The Maine Hydro Projects are operated by a subsidiary of CHI Energy, Inc. (formerly Consolidated Hydro, Inc.), under an Operation, Maintenance and Administrative Agreement. The annual operator's fee is $307,500, adjusted for inflation, plus an annual incentive fee equal to 50% of the net cash flow in excess of a target amount. The Maine Hydro Projects recorded $414,089, $323,003 and $429,714 of expense under this arrangement during the years ended December 31, 2000, 1999 and 1998, respectively. The agreement has a five-year term, expiring on June 30, 2001, and can be renewed for two additional five-year terms by mutual consent.

Summarized financial information for the Maine Hydro Projects is as follows:

         Balance Sheet Information

                               December 31, 2000   December 31, 1999
                                     -----------   -----------

Current assets ...................   $   760,310   $ 1,573,177
Electric power sales contract, net     9,044,877    10,105,173
Other non-current assets .........     1,697,986     1,270,396
                                     -----------   -----------
Total assets .....................   $11,503,173   $12,948,746
                                     -----------   -----------

Current liabilities ..............   $   809,278   $ 1,621,737
Partners' equity .................    10,693,895    11,327,009
                                     -----------   -----------
Total liabilities and equity .....   $11,503,173   $12,948,746
                                     -----------   -----------

         Statement of Operations Information

                              For the Year Ended December 31,
                            ----------------------------------------
                               2000         1999           1998
                            -----------   -----------    -----------

Revenue .................   $ 3,750,095   $ 4,756,189    $ 4,511,361
Total expenses ..........     3,271,902     3,002,245      3,217,846
Interest income (expense)        26,307       (55,033)        22,464
                            -----------   -----------    -----------
Net income ..............   $   504,500   $ 1,698,911    $ 1,315,979
                            -----------   -----------    -----------

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

Maine Biomass Projects
In 1997, through a subsidiary, the Trust purchased a preferred membership interest in Indeck Maine Energy, L.L.C. ("Maine Biomass Projects"), which owns two electric power generating stations fueled by waste wood. The aggregate purchase price was $7,297,971 including transaction costs. Each project has 24.5 megawatts of electrical generating capacity. The Penobscot project is located in West Enfield, Maine and the Eastport project is located in Jonesboro, Maine. The Maine Biomass Projects were shut down in January 1998. The facilities currently sell installed capacity and are periodically restarted for testing or for the sale of energy during peak periods of demand. The cost of maintaining the idled facilities in good condition is approximately $100,000 per month. The Penobscot facility is expected to resume full time operations in May 2001.

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

In 2000,  1999 and 1998,  the  Trust  loaned  $300,000,  $525,250  and  375,000, respectively, to the Maine Biomass Projects. The loan is in the form of demand notes that bear interest at 5% per annum. Trust IV made identical loans to the Maine Biomass Projects. The other Maine Biomass Project members also loaned $600,000, $1,050,500 and $750,000 to the Maine Biomass Projects with the same terms in 2000, 1999 and 1998, respectively.

The Trust's investment in the Maine Biomass Projects is accounted for under the equity method of accounting. The Trust's equity in the loss of the Maine Biomass Projects has been included in the financial statements since acquisition.

The Penobscot and Eastport projects were operated by Indeck Operations, Inc., an affiliate of the members of Indeck Maine. The annual operator's fee is $300,000, of which $200,000 is payable contingent upon the Trusts receiving their cumulative annual return. The management agreement had a term of one year and automatically continued for successive one year terms, unless canceled by either the Maine Biomass Projects or Indeck Operations, Inc. The Maine Biomass Projects exercised their right to terminate the contract on March 1, 1999 because certain preferred membership interest payments have not been made. Under an Operating Agreement with the Trust, Ridgewood Power Management LLC ("Ridgewood Management"), formerly Ridgewood Power Management Corporation), an entity related to the managing shareholder through common ownership, began providing management, purchasing, engineering, planning and administrative services to the Maine Biomass Projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects.

From June thorough December 1999, the facilities periodically operated on dispatch from ISO-New England, Inc. (the "ISO") and also submitted offers to the ISO to run at high prices during power emergencies. The facilities have claimed the ISO owes them approximately $14 million for the electricity products they provided in those periods and the ISO has claimed that no material revenues at all are due to the projects. As a result, on October 24, 2000, Indeck Maine filed a complaint against the ISO in the Superior Court of Delaware alleging, among other things, that the ISO's actions resulted in a breach of an express or implied contract, violated certain consumer protection laws and amounted to fraud. The ISO removed the litigation to Federal District Court in Delaware and Indeck Maine has filed a motion to remand the matter back to the Delaware courts. The motion has not yet been decided by the Federal Court. The facilities have not recorded any of the disputed revenues in their financial statements and it is too early to estimate the outcome of the dispute.

Summarized financial information for the Maine Biomass Projects is as follows:

         Balance Sheet Information

                                    December 31,
                               --------------------------
                                  2000          1999
                               -----------    -----------
Current assets: ............   $ 1,117,357    $ 1,103,266
Non-current assets .........     2,970,042      3,154,813
                               -----------    -----------
Total assets ...............   $ 4,087,399    $ 4,258,079
                               -----------    -----------

Current liabilities: .......   $ 5,504,279    $ 4,394,990
Members' deficit ...........    (1,416,880)      (136,911)
                               -----------    -----------
Total liabilities and equity   $ 4,087,399    $ 4,258,079
                               -----------    -----------

         Statement of Operations Information

                  For the Year Ended December 31,
                 -----------------------------------------
                    2000           1999          1998
                 -----------    -----------    -----------
Revenue ......   $ 2,017,481    $ 1,391,039    $ 1,430,296
Total expenses     3,297,450      3,583,700      2,847,896
                 -----------    -----------    -----------
Net loss .....   $(1,279,969)   $(2,192,661)   $(1,417,600)
                 -----------    -----------    -----------

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

Ridgewood Capital Venture Partners, LLC and Ridgewood Capital Institutional Venture Partners, LLC (collectively the "Venture Funds"), investment programs sponsored by an affiliate of the managing shareholder, invested $3,066,236 in MetaSound Systems in May 1999 to exercise the 4,676,000 share warrant and obtain a $500,000 Convertible Promissory Note. The Trust and the Venture Funds own undivided interests in MetaSound Systems in proportion to the capital they contributed. The Trust and the Venture Funds own approximately a 42% interest in MetaSound Systems.

The Trust's investment in MetaSound Systems is accounted for under the equity method of accounting. The Trust's equity in the loss of MetaSound Systems has been included in the financial statements since December 1,1998. In early 2001, MetaSound's funds were exhausted and it ceased operations. Accordingly, the Trust recorded a writedown of $204,028 in 2000 to reduce the investment to its estimated fair value of zero.

Summarized financial information for MetaSound Systems is as follows. Financial information for MetaSound Systems as of and for the year ended December 31, 2000 is not available:

         Balance Sheet Information

                                               December 31, 1999
                                            ------------------------
Current assets                                          $ 2,012,000
Other non-current assets                                    382,000
                                            ------------------------
Total assets                                            $ 2,394,000
                                            ------------------------

Current liabilities                                     $ 1,486,000
Non-current liabilities                                     482,000
Members' equity                                             426,000
                                            ------------------------
Total liabilities and equity                            $ 2,394,000
                                            ------------------------

         Statement of Operations Information

                       For the Year Ended     For the Period December
                       December 31, 1999      1, 1998 to December 31,
                                                   1998
                       -------------------    ------------------------

Revenue                  $  990,000                    $ 28,000
Expenses                  6,361,000                     257,000
                       -------------------    ------------------------
Net loss               $ (5,371,000)                 $ (229,000)
                       -------------------    ------------------------

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

In early 2001, Quantum's funds were exhausted and it reduced its operations to a minimal level. As a result, the Trust recorded a writedown of $2,889,690 in 2000 to reduce the investment to its estimated fair value of zero.

Summarized financial information for Quantum Conveyor is as follows:

Balance Sheet Information

                                       December 31,
                               ----------------------------
                                   2000           1999
                               ------------    ------------
Current assets .............   $  1,445,745    $  1,691,186
Non-current assets .........      4,986,880       5,265,476
                               ------------    ------------
Total assets ...............   $  6,432,625    $  6,956,662
                               ------------    ------------

Current liabilities ........   $  1,103,764    $  1,349,781
Non-current liabilities ....     11,581,689      10,291,596
Members' deficit ...........     (6,252,828)     (4,684,715)
                               ------------    ------------
Total liabilities and equity   $  6,432,625    $  6,956,662
                               ------------    ------------

Statement of Operations Information

                                                          For the Period
              For the Year Ended    For the Year Ended    August 20, 1998 to
               December 31, 2000    December 31, 1999     December 31, 1998
                      -----------       -----------       -----------
Revenue ...........   $ 4,980,502       $ 2,619,559       $   437,806
Expenses ..........     6,548,886         6,621,965         1,222,616
                      -----------       -----------       -----------
Net loss ..........   $(1,568,384)      $(4,002,406)      $  (784,810)
                      -----------       -----------       -----------

Santee River Rubber
In August  1998,  the  Trust  and an  affiliate,  Trust V,  purchased  preferred membership interests in Santee River Rubber Company, LLC, a newly organized South Carolina limited liability company ("Santee River Rubber"). Santee River Rubber was building a waste tire and rubber processing facility located near Charleston, South Carolina. The facility, which was expected to begin full scale operations in 2000, was designed to receive and process waste tires and produce fine crumb rubber of various sizes. The Trust and Trust IV purchased the interests through a limited liability company owned one-third by the Trust and two-thirds by Trust IV. The Trust's share of the purchase price was $8,979,639 and Trust IV's share of the purchase price was $4,489,819.

Until January 2000, Santee River Rubber paid the Trust and Trust IV interest at 12% per year on $11,000,000 of their investment. After operations began, the Trusts were entitled to receive all cash flow after payment of debt and other obligations until the Trusts received a cumulative 20% return on their total investment. Thereafter, the Trusts were to receive 25% of any remaining cash flow available for distribution. All cash distributions and tax allocations received from Santee River Rubber were shared two-thirds by the Trust and one-third by Trust IV. The remaining equity interest was owned by a wholly-owned subsidiary of Environmental Processing Systems, Inc. ("EPS"), a company not affiliated with the Trust, which was the manager of the project.

At the same time as the Trusts purchased their membership interests, Santee River Rubber borrowed $16,000,000 through tax exempt revenue bonds and another $16,000,000 through taxable convertible bonds. It also obtained $4,500,000 of subordinated financing from the general contractor of the facility.

In late May 2000, EPS informed the Trust that Santee River Rubber needed substantial additional money to pay for its operating expenses while the repairs were completed and during the testing. Intensive negotiations then began between the Trust, Trust IV, EPS, the facility's bondholders and potential outside funding sources. While these negotiations continued, the Project informed the Trust on July 30, 2000 that it had run out of money and would be unable to make payroll. After further discussions, the Trust and Trust IV advanced $354,667 and $152,333, respectively, for that purpose. Negotiation continued until October 26, 2000, when Santee River Rubber Company filed for Chapter 11 bankruptcy in the U.S. District Court for South Carolina. On November 2, 2000, the U.S. Bankruptcy Court ordered that a trustee in bankruptcy be appointed to manage Santee River. As a result, the Trust determined that it would be unlikely to recover its investment in Santee River Rubber Company. Accordingly, the Trust recorded a writedown of $8,180,081 to reduce the estimated fair value of the investment to zero.

The Trust's investment in Santee River Rubber was accounted for under the equity method of accounting. The Trust's equity in the income or loss of Santee River Rubber has been included in the financial statements since acquisition.

Summarized financial information for Santee River Rubber through December 31, 1999 is as follows. Financial information for Santee River Rubber as of and for the year ended December 31, 2000 is not available.

         Balance Sheet Information

                           December 31, 1999
                               -----------

Current assets .............   $ 1,910,190
Construction in progress ...    32,899,358
Other non-current assets ...     4,685,995
                               -----------
Total assets ...............   $39,495,543
                               -----------

Liabilities ................   $34,576,964
Members' equity ............     4,918,579
                               -----------
Total liabilities and equity   $39,495,543
                               -----------




         Statement of Operations Information

                                    For the Period August
      For the year ended December   19, 1998 to December
                       31, 1999      31, 1998
                     -----------    -----------

Revenue ..........   $     7,975    $      --
Operating expenses     3,547,208      2,085,911
                     -----------    -----------
Net loss .........   $(3,539,233)   $(2,085,911)
                     -----------    -----------

Egypt Projects
In 1999, the Trust and The Ridgewood Power Growth Fund (the "Growth Fund") jointly formed a company to develop electric power and water purification plants for resort hotels in Egypt. The first projects are expected to begin operation in the first half of 2000. The Trust and the Growth Fund own undivided interests in the Egypt projects in proportion to the capital they contributed. Through December 31, 2000, the Trust and the Growth Fund had contributed $7,142,748 and $17,576,589, respectively, to the Egypt Projects.

The Trust's investment in the Egypt Projects is accounted for under the equity method of accounting. The Trust's equity in the loss of the Egypt Projects has been included in the financial statements since the inception of the projects.

Summarized financial information for the Egypt Projects is as follows:

         Balance Sheet Information

                                 December 31, 2000   December 31, 1999
                                       -----------   -----------

Current assets .....................   $ 1,849,137   $   719,794
Non-current assets .................    20,408,259     9,567,984
                                       -----------   -----------
Total assets .......................   $22,257,396   $10,287,778
                                       -----------   -----------

Liabilities ........................   $    34,618   $   815,592
Shareholders' equity ...............    22,222,778     9,472,186
                                       -----------   -----------
Liabilities and shareholders' equity   $22,257,396   $10,287,778
                                       -----------   -----------

         Statement of Operations Information

                For the Year Ended       For the Year Ended
                 December 31, 2000       December 31, 1999
                        ----------       ----------
Revenue .........       $2,208,996       $    7,794
Expenses ........        1,912,063          403,312
                        ----------       ----------
Net income (loss)       $  296,933       $ (395,518)
                        ----------       ----------

GFG
In September 1999, the Trust and the Growth Fund made a joint investment of $3,000,000 in Global Fiber Group ("GFG"), which was in the process of developing an underwater fiber optic cable in the Western Mediterranean (the "Mediterranean Fiber Optic Project"). The investment, which was funded equally by the Trust and the Growth Fund, provided for a 25% ownership interest in GFG and the right to invest in projects developed by GFG. The Trust and the Growth Fund anticipated equally funding an $18,000,000 joint venture investment in the Mediterranean Fiber Optic Project in 2000.

In the first quarter of 2000, the Trust determined that GFG would probably not be able to develop the Mediterranean Fiber Optic Project or any other project. As a result, the Fund determined that it would be unlikely to recover its investment in GFG. Accordingly, the Trust recorded a writedown of $1,440,291 in the first quarter of 2000 to reduce the estimated fair value of the investment to zero. GFG subsequently ceased operations.

The Trust's investment in the GFG is accounted for under the equity method of accounting. The Trust's equity in the loss of the GFG has been included in the financial statements since the inception of the projects.

Summarized financial information for GFG for the year ended December 31, 1999 is as follows. Financial information for the year ended December 31, 2000 is not available.

Balance Sheet Information

                   December 31, 1999
                       ----------

Current assets .....   $   90,030
Non-current assets .    2,826,128
                       ----------
Total assets .......   $2,916,158
                       ----------

Shareholders' equity   $2,916,158
                       ----------

Statement of Operations Information

        For the Three Months Ended
           December 31, 1999
                ---------

Revenues        $ 346,059
Expenses          430,001
                ---------
Net loss        $ (83,942)
                ---------

United Kingdom Landfill Projects
On June 30, 1999, a newly-created subsidiary of the Trust purchased 100% of the equity in six landfill gas power plants located in Great Britain. The total purchase price was $16,667,567, including $617,567 of acquisition costs. The Trust has the right to develop and construct other landfill gas plants in Great Britain. The Trust supplied the first $16,050,000 of development equity and the Growth Fund will supply the remainder of the development equity. To the extent that the Growth Fund supplies capital, it will receive an undivided interest in the entire package of operating and developmental projects. The Trust accounted for these projects using the equity method because its ability to exercise control over the projects was expected to be temporary due to the anticipated investment of the Growth Fund. Due to delays in construction of the additional landfill gas plants, the Growth Fund elected to invest some of its funds in unrelated projects. As a result, the Trust expects to maintain control over the projects. As a result, effective on December 31, 2000, the Trust began to account for these projects using the consolidation method of accounting.

The plants have an installed capacity of 14.5 megawatts and sell the electricity under a 15 year contract to a quasi-autonomous non-governmental organization that purchases electricity generated by renewable sources on behalf of all English utilities. The first six projects have been financed with a total of $16.6 million of long-term bank debt, in addition to the equity interest purchased by the Trust.

In the first quarter of 2001, the Growth Fund supplied approximately $3,100,000 of capital for four new projects. The Growth Fund expects to supply the equity for the purchase of any additional plants.

Summarized financial information for United Kingdom Landfill Plants is as follows:

        Balance Sheet Information

                                    December 31, 1999
                                       -----------

Current assets .....................   $ 6,089,003
Non-current assets .................    24,594,379
                                       -----------
Total assets .......................   $30,683,382
                                       -----------

Liabilities ........................   $13,767,073
Shareholders' equity ...............    16,916,309
                                       -----------
Liabilities and shareholders' equity   $30,683,382
                                       -----------

        Statement of Operations Information

     Year Ended December 31,   Six Months Ended December
                   2000          31, 1999
                ----------      ----------
Revenue ..      $5,559,304      $2,862,290
Expenses .       5,007,784       2,681,969
                ----------      ----------
Net income         551,520      $  180,321
                ----------      ----------

WaterPure Corporation
In August 1998, the Trust and two unrelated entities filed a revised reorganization plan for Superstill Technology, Inc ("Superstill"). Superstill, a California company, has been a debtor in Chapter 11 bankruptcy since July 1997. The reorganization plan was approved by the bankruptcy court and Superstill's creditors in December 1998. In accordance with the reorganization plan, Ridgewood WaterPure Corporation ("WaterPure Corporation") acquired substantially all the assets of Superstill and made certain payments to satisfy the claims against Superstill. The purchase price was allocated to the assets and liabilities acquired based upon their respective fair values. Of these assets, $1,969,951 consisted of in-process research and development which was charged to the statement of operations in 1998 in accordance with generally accepted accounting principles.

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

Synergics Projects
Beginning in late 1999, Ridgewood Power LLC, the Managing Shareholder of the Trust, began negotiations with Synergics, Inc. ("Synergics") to buy nine existing hydroelectric generating plants (the "Synergics Projects"). In the course of negotiations and due diligence, Ridgewood Power learned that one of Synergics' lenders had declared a payment default against Synergics and that the lender had agreed to discharge the debt at a substantial discount from the face amount if payment were made by the end of April 2000. In order to preserve the benefit of the lender's offer and to allow completion of the acquisition on favorable terms, the Trust and the Growth Fund, through a joint venture, acquired the debt from the lender on April 28, 2000 for a payment of $17 million to the lender. The debt remains in default, but the joint venture is not exercising its remedies against Synergics or the Synergics subsidiaries pending the proposed acquisition described below.

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

Until the acquisition closes, Synergics has agreed to retain all working capital for the account of the joint venture and to allow the joint venture to approve all operational decisions and expenditures. Synergics is cooperating closely with the joint venture in making operational decisions. However, although the joint venture currently intends to acquire the Synergics hydroelectric generation business as promptly as possible, neither the joint venture nor the Trust V or the Fund are obligated to acquire Synergics or any of its assets. Wayne L. Rogers, the president of Synergics, agreed to vote the stock of Synergics, Inc. beneficially owned by him (approximately 69% of the voting stock) in favor of a merger or other corporate reorganization as specified by the Trust and the Growth Fund that materially complies with the provisions outlined above.

Although the joint venture now owns $17 million of the debt of Synergics, there is approximately $11.725 million of debt owed to Fleet Bank, N.A. The Trust V and the Growth Fund are in discussions concerning the assumption or refinancing of the Fleet debt in connection with the acquisition.

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

The debt accrues interest at 11% per annum. For the eight months ended December 31, 2000, the Trust recorded $364,289 of income related to the debt of Synergics.

3.       Long-Term Debt

Following is a summary of United Kingdom Landfill Gas Projects long-term debt at December 31, 2000:

Bank loan payable                               $9,838,164
Less - Current maturity                           (622,386)
                                      ----------------------
Total long-term debt                           $ 9,215,778
                                      ----------------------

The bank loan is repayable in semi annual installments each March 31st and September 30th through September 30, 2010. The loan bears interest at LIBOR plus 2.25% (8.82% at December 31, 2000). The notes are secured by substantially all of the assets of the United Kingdom Landfill Gas Projects.

Scheduled principal repayments of long-term debt for the next five years are as follows:

                                       Year Ended
                                      December 31,              Payment

                                      2001                      622,386
                                      2002                      688,166
                                      2003                      760,637
                                      2004                      842,026
                                      2005                      931,106

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank will provide a three-year committed line of credit facility of $750,000 for borrowings or letters of credit. In December 2000, the credit facility was extended until March 5, 2001. Outstanding borrowings bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The Maine Hydro projects have an outstanding standby letter of credit totaling $99,250 which is covered by the line of credit facility. At December 31, 2000 and 1999, there were no borrowings outstanding under the facility.

4.       Fair Value of Financial Instruments

At December 31, 2000 and 1999, the carrying values of the Trust's cash, accounts receivable and accounts payable approximate their fair values. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, also approximates its carrying value.

5.       Electric Power Sales Contract

The United Kingdom Landfill Gas Projects are committed to sell all of the electricity it produces to two quasi-autonomous non-governmental organizations that purchase electricity generated by renewable sources (such as landfill gas power plants) on behalf of all British utilities in order to meet British environmental protection goals. The electricity prices will be increased annually by a factor equal to the percentage increase in the United Kingdom Retail Price Index.

6.       Transactions with Affiliates

CLP Services Limited ("CLPS"), a new company organized by the previous owners of United Kingdom Landfill Gas Projects, provides day-to-day services to the United Kingdom Landfill Gas Projects. CLPS is paid a flat fee of approximately 1.2 cents per kilowatt-hour for those services (adjusted for increases in the Retail Price Index) and is eligible for bonus payments if a project's actual annual electricity output exceeds 90% of its capacity. CLPS is also paid approximately $88,000 per year (also adjusted for increases in the Retail Price Index) for management services for the various companies owning the five existing projects. The gas extraction and cleaning systems for the landfills will be operated by CLPS for no additional cost. The United Kingdom Landfill Gas Projects may terminate the contract with CLPS if at the end of any year the projects in the aggregate have not produced at least 90% of their capacity (adjusted for loss of time for scheduled downtime, catastrophic failures not caused by CLPS or failures to receive landfill gas not caused by CLPS), or at any time if it can be shown that it is physically impossible for the plants as a whole to meet the 90% standard for the current year.

7.       Transactions with Managing Shareholder and Affiliates

The Trust pays to the managing shareholder a distribution and offering fee up to 6% of each capital contribution made to the Trust. This fee is intended to cover legal, accounting, consulting, filing, printing, distribution, selling and closing costs for the offering of the Trust. For the periods ended December 31, 1999 and 1998, the Trust paid fees for these services to the managing shareholder of $2,100 and $1,020,474, respectively. These fees are recorded as a reduction in the shareholders' capital contribution.

The Trust also pays to the managing shareholder an investment fee up to 2% of each capital contribution made to the Trust. The fee is payable to the managing shareholder for its services in investigating and evaluating investment opportunities and effecting transactions for investing the capital of the Trust. For the period ended December 31, 1998, the Trust paid investment fees to the managing shareholder of $337,158.

The Trust entered into a management agreement with the managing shareholder under which the managing shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the managing shareholder for such services, the Trust pays the managing shareholder an annual management fee equal to 2.5% of the total capital contributions to the Trust payable monthly upon the closing of the Trust which occurred in April 1998. For the year ended December 31, 2000, 1999 and 1998, the Trust paid management fees of $2,257,357, $2,377,941 and $1,606,269, respectively. In addition, the managing shareholder provides certain project management services to the Trust. The managing shareholder charges the Trust at its cost for the services and for the allocable amount of certain overhead items. For the year ended December 31, 1998, the managing shareholder charged $793,654 to the Trust.

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

Where permitted, in the event the managing shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the managing shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through December 31, 2000.

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

The managing shareholder purchased one investor share of the Trust for $83,000 in 1996. Through December 31, 2000, Ridgewood Securities Corporation, an affiliate of the managing shareholder, earned commissions and placement fees of $1,016,287.

8.       Management Share

The  Trust  granted  the  managing   shareholder  a  single   Management   Share
representing  the  managing  shareholder's   management  rights  and  rights  to
distributions of cash flow.

                      Ridgewood Maine Hydro Partners, L.P.

                              Financial Statements

                        December 31, 2000, 1999 and 1998

                        Report of Independent Accountants


To the Partners of
Ridgewood Maine Hydro Partners, L.P.:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in partners' equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood Maine Hydro Partners, L.P. (the "Partnership") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, NY
March 23, 2001

Ridgewood Maine Hydro Partners, L.P.
Balance Sheet
--------------------------------------------------------------------------------

                                                         December 31,
                                                 ----------------------------
                                                    2000            1999
                                                 ------------    ------------
Assets:
Cash and cash equivalents ....................   $    135,441    $    408,835
Accounts receivable, trade ...................        602,342       1,021,480
Prepaid and other current assets .............         22,527         142,862
                                                 ------------    ------------
     Total current assets ....................        760,310       1,573,177

Property, plant and equipment ................      1,838,408       1,349,024
Accumulated depreciation .....................       (140,422)        (78,628)
                                                 ------------    ------------
     Property, plant and equipment, net ......      1,697,986       1,270,396
                                                 ------------    ------------

Electric power sales contracts ...............     13,311,374      13,311,374
Accumulated amortization .....................     (4,266,497)     (3,206,201)
                                                 ------------    ------------
     Electric power sales contracts, net .....      9,044,877      10,105,173
                                                 ------------    ------------
     Total assets ............................   $ 11,503,173    $ 12,948,746
                                                 ------------    ------------

Liabilities and Partners' Equity:
Liabilities:
Accounts payable and accrued expenses ........   $    126,954    $     38,285
Due to affiliates ............................        225,404         799,905
Deferred gain on termination of lease ........        456,920            --
Current portion of long-term lease obligations           --           783,547
                                                 ------------    ------------
     Total current liabilities ...............        809,278       1,621,737

Commitments and contingencies

Partners' equity:
General partner ..............................         97,217         103,548
Limited partners .............................     10,596,678      11,223,461
                                                 ------------    ------------

     Total partners' equity ..................     10,693,895      11,327,009
                                                 ------------    ------------

     Total liabilities and partners' equity ..   $ 11,503,173    $ 12,948,746
                                                 ------------    ------------






               See accompanying notes to the financial statements.

Ridgewood Maine Hydro Partners, L.P.
Statement of Operations
--------------------------------------------------------------------------------

                                         Year Ended December 31,
                                 -----------------------------------------
                                     2000          1999           1998
                                 -----------    -----------    -----------

Sales ........................   $ 3,750,095    $ 4,756,189    $ 4,511,361
                                 -----------    -----------    -----------
Operating expenses:
 Depreciation and amortization     1,122,090      1,107,568      1,089,969
 Labor .......................       653,306        565,015        592,812
 Insurance ...................       176,117        177,333        194,458
 Property taxes ..............       255,274        252,611        267,046
 Contract management .........       414,089        323,003        429,714
 Other expenses ..............       689,970        576,715        643,847
                                 -----------    -----------    -----------
                                   3,310,846      3,002,245      3,217,846
                                 -----------    -----------    -----------

Income from operations .......       439,249      1,753,944      1,293,515
                                 -----------    -----------    -----------

Other income (expense):
Interest income ..............        59,360         42,852        153,983
Interest expense .............       (33,053)      (112,885)      (131,519)
Other income .................        38,944         15,000           --
                                 -----------    -----------    -----------
Other income (expense), net ..        65,251        (55,033)        22,464
                                 -----------    -----------    -----------

Net income ...................   $   504,500    $ 1,698,911    $ 1,315,979
                                 -----------    -----------    -----------







               See accompanying notes to the financial statements.

Ridgewood Maine Hydro Partners, L.P.
Statement of Changes in Partners' Equity
For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                            Limited         General
                            Partners        Partner          Total
                          ------------    ------------    ------------
Partners' equity,
 January 1, 1998 ......   $ 13,265,477    $    124,175    $ 13,389,652

Cash distributions ....     (2,248,343)        (22,711)     (2,271,054)

Net income for the year      1,302,819          13,160       1,315,979
                          ------------    ------------    ------------
Partners' equity,
 December 31, 1998 ....     12,319,953         114,624      12,434,577

Cash distributions ....     (2,778,414)        (28,065)     (2,806,479)

Net income for the year      1,681,922          16,989       1,698,911
                          ------------    ------------    ------------
Partners' equity,
 December 31, 1999 ....     11,223,461         103,548      11,327,009

Cash distributions ....     (1,126,238)        (11,376)     (1,137,614)

Net income for the year        499,455           5,045         504,500
                          ------------    ------------    ------------
Partners' equity,
 December 31, 2000 ....   $ 10,596,678    $     97,217    $ 10,693,895
                          ------------    ------------    ------------









               See accompanying notes to the financial statements.

Ridgewood Maine Hydro Partners, L.P.
Statement of Cash Flows
--------------------------------------------------------------------------------

                                            Year Ended December 31,
                                     -----------------------------------------
                                        2000           1999           1998
                                     -----------    -----------    -----------
Cash flows from operating
 activities:
Net income .......................   $   504,500    $ 1,698,911    $ 1,315,979
                                     -----------    -----------    -----------
Adjustments to reconcile net
 income to net cash flows from
 operating activities:
Depreciation and amortization ....     1,122,090      1,107,568      1,089,969
Changes in assets and liabilities:
Decrease (increase) in accounts
 receivable ......................       419,138       (447,458)      (105,371)
Decrease (increase) in prepaid
 and other current assets ........       120,335        (65,295)        11,832
(Increase) decrease in due
 to/from affiliates, net .........      (574,501)       887,274         16,281
Increase (decrease) in accounts
 payable and accrued expenses ....        88,669       (159,514)        40,782
Decrease in deferred gain
 on lease termination ............       (38,944)
                                     -----------    -----------    -----------
 Total adjustments ...............     1,136,787      1,322,575      1,053,493
                                     -----------    -----------    -----------
 Net cash provided by
  operating activities ...........     1,641,287      3,021,486      2,369,472
                                     -----------    -----------    -----------
Cash flows from investing
 activities:
Capital expenditures .............      (489,384)      (259,776)      (752,613)
                                     -----------    -----------    -----------
Net cash used in investing
 activities ......................      (489,384)      (259,776)      (752,613)
                                     -----------    -----------    -----------
Cash flows from financing
 activities:
Cash distributions to partners ...    (1,137,614)    (2,806,479)    (2,271,054)
Return of deposits ...............          --             --          800,000
Payments to reduce long-term
 lease obligations ...............      (287,683)      (153,515)      (134,894)
                                     -----------    -----------    -----------
Net cash used in financing
 activities ......................    (1,425,297)    (2,959,994)    (1,605,948)
                                     -----------    -----------    -----------
Net (decrease) increase
 in cash and cash equivalents ....      (273,394)      (198,284)        10,911

Cash and cash equivalents,
 beginning of year ...............       408,835        607,119        596,208
                                     -----------    -----------    -----------
Cash and cash equivalents,
 end of year .....................   $   135,441    $   408,835    $   607,119
                                     -----------    -----------    -----------






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

On December 23, 1996, in a merger transaction, the Partnership acquired 14 hydroelectric projects located in Maine (the "Maine Hydro Projects") from a subsidiary of CHI Energy, Inc. (formerly Consolidated Hydro, Inc.). The assets acquired include a total of 11.3 megawatts of electrical generating capacity. The electricity generated is sold to Central Maine Power Company and Bangor Hydro Company under long-term contracts.

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

Plant and equipment
Machinery and equipment, consisting principally of electrical generating equipment, is stated at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred. At December 31, 2000 and 1999, the Partnership had construction in progress of $482,436 and $113,419, respectively.

Depreciation is recorded using the straight-line method over the useful lives of the assets, which vary from 3 to 50 years. During the years ended December 31, 2000, 1999 and 1998, the Partnership recorded depreciation expense of $61,794, $47,272 and $29,673, respectively.

Intangible asset
A portion of the purchase price of the Maine Hydro Projects was assigned to the Electric Power Sales Contracts and is being amortized over the duration of the contract (11 to 21 years) on a straight-line basis. Management periodically reviews intangibles for potential impairment. During each of the years ended December 31, 2000, 1999 and 1998, the Partnership recorded amortization expense of $1,060,296.

Income taxes
No provision is made for income taxes in the accompanying financial statements as the income or loss of the Partnership is passed through and included in the tax returns of the individual partners.

3.       Obligation Under Capital Lease

The Partnership assumed a hydroelectric facility leased pursuant to a long-term lease agreement dated July 16, 1979, and as amended (the "Agreement"). Upon proper notice, the Partnership had the right to purchase all the equipment covered in the Agreement at Fair Market Value (as defined) or elect to extend the terms of the Agreement for up to three five-year periods at a rental equal to Fair Rental Value (as defined). In addition, the Partnership also had the right to terminate the Agreement and purchase the hydroelectric facility upon proper notice and payment of a scheduled close-out amount, which was $750,000 at April 30, 2000. This lease was accounted for as a capital lease and the scheduled close-out amount of $750,000 had been recorded as a lease obligation. On April 30, 2000, the Partnership purchased the equipment at its Fair Market Value, which was $254,136. The difference between the recorded lease obligation of $750,000 and the purchase price of $254,136 is recorded as a deferred gain in the accompanying balance sheet. This amount is being amortized over the asset's useful life of 10 years resulting in other income of $38,944 during the year ended December 31, 2000.

4.       Lease Commitments

The Partnership leases the sites of two of its hydroelectric projects under non-cancelable operating leases expiring in June 2078. Total monthly payments in 2000 were the greater of $1,273 or a percentage of the revenue from the hydroelectric project. At December 31, 2000, the future minimum rental payments required under these leases was as follows:

                                    2001                    $  15,276
                                    2002                       15,276
                                    2003                       15,276
                                    2004                       15,276
                                    2005                       15,276
                                    Thereafter              1,107,510
                                                    ------------------
                                                          $ 1,183,890
                                                    ------------------

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

6.       Fair Value of Financial Instruments

At December 31, 2000 and 1999, the carrying value of the Partnership's cash, accounts receivable and accounts payable approximates their fair value. The fair value of the long-term capital lease obligations, calculated using current rates for loans with similar maturities, also approximates its carrying value.

7.       Management Agreement

The Maine Hydro Projects are operated by a subsidiary of CHI Energy, Inc. under an Operation, Maintenance and Administrative Agreement. The annual operator's fee is $326,142 adjusted for inflation, plus an annual incentive fee equal to 50% of the net cash flow in excess of a target amount. The maximum incentive fee payable in a year is $112,500. The Partnership recorded $414,089, $323,003 and 429,714 of expense under this arrangement during the periods ended December 31, 2000, 1999 and 1998, respectively. The agreement has a five-year term expiring on June 30, 2001 and can be renewed for two additional five-year terms by mutual consent.

                           Indeck Maine Energy, L.L.C.

                              Financial Statements

                        December 31, 2000, 1999 and 1998

                        Report of Independent Accountants


To the Members of
Indeck Maine Energy, L.C.C.:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in members' deficit and of cash flows present fairly, in all material respects, the financial position of Indeck Maine Energy, L.L.C. (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the financial statements, the Company has temporarily suspended operations and is dependent on the continuing financial support of the Members.



PricewaterhouseCoopers LLP
New York, NY
March 23, 2001

Indeck Maine Energy, L.L.C.
Balance Sheet
--------------------------------------------------------------------------------

                                                     December 31,
                                              --------------------------
                                                 2000           1999
                                              -----------    -----------
Assets:
Cash and cash equivalents .................   $   689,533    $   656,442
Accounts receivable .......................       147,912        274,362
Inventories ...............................       144,295        145,198
Prepaid expenses ..........................       135,617         27,264
                                              -----------    -----------
   Total current assets ...................     1,117,357      1,103,266
                                              -----------    -----------
Plant and equipment:
   Land ...................................       158,000        158,000
   Power generation facilities ............     3,203,217      3,203,217
   Equipment and other ....................        56,646         56,646
                                              -----------    -----------
                                                3,417,863      3,417,863
   Accumulated depreciation ...............      (607,358)      (435,869)
                                              -----------    -----------
                                                2,810,505      2,981,994
                                              -----------    -----------

Intangible assets .........................       206,577        206,577
Accumulated amortization ..................       (47,040)       (33,758)
                                              -----------    -----------
                                                  159,537        172,819
                                              -----------    -----------
     Total assets .........................   $ 4,087,399    $ 4,258,079
                                              -----------    -----------
Liabilities and Members' Deficit:
Liabilities:
Accounts payable and accrued expenses .....   $    86,858    $   269,384
Due to affiliates .........................       416,421        424,606
Management fee payable ....................       200,000        100,000
Notes payable to Members ..................     4,801,000      3,601,000
                                              -----------    -----------
     Total current liabilities ............     5,504,279      4,394,990

Commitments and contingencies

Total Members' deficit ....................    (1,416,880)      (136,911)
                                              -----------    -----------
     Total liabilities and members' deficit   $ 4,087,399    $ 4,258,079
                                              -----------    -----------





                See accompanying notes to the financial statement

Indeck Maine Energy, L.L.C.
Statement of Operations
--------------------------------------------------------------------------------

                             For the year ended December 31,
                          -----------------------------------------
                             2000           1999            1998
                          -----------    -----------    -----------

Revenues ..............   $ 2,017,481    $ 1,391,039    $ 1,430,296

Operating expenses ....     3,125,466      3,478,842      2,800,185
                          -----------    -----------    -----------
   Loss from operations    (1,107,985)    (2,087,803)    (1,369,889)

Interest income .......        11,857          4,098           --

Interest expense ......      (183,841)      (108,956)       (47,711)
                          -----------    -----------    -----------
   Net loss ...........   $(1,279,969)   $(2,192,661)   $(1,417,600)
                          -----------    -----------    -----------












               See accompanying notes to the financial statements.

Indeck Maine Energy, L.L.C.
Statement of Changes in Members' (Deficit) Equity
For the Years Ended December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                    Indeck Energy    Ridgewood
                                    Services, Inc.   Maine, LLC       Total
                                      -----------    -----------    -----------

Members' equity, January 1, 1998 ..   $     1,000    $ 3,472,350    $ 3,473,350

Net loss ..........................          --       (1,417,600)    (1,417,600)
                                      -----------    -----------    -----------
Members' equity, December 31, 1998          1,000      2,054,750      2,055,750

Net loss ..........................        (1,000)    (2,191,661)    (2,192,661)
                                      -----------    -----------    -----------
Members' deficit, December 31, 1999          --         (136,911)      (136,911)

Net loss ..........................          --       (1,279,969)    (1,279,969)
                                      -----------    -----------    -----------
Members' deficit, December 31, 2000   $      --      $(1,416,880)   $(1,416,880)
                                      -----------    -----------    -----------





               See accompanying notes to the financial statements.

Indeck Maine Energy, L.L.C.
Statement of Cash Flows
--------------------------------------------------------------------------------

                                           For the year ended December 31,
                                     -----------------------------------------
                                       2000           1999           1998
                                     -----------    -----------    -----------

Cash flows from operating
 activities
Net loss .........................   $(1,279,969)   $(2,192,661)   $(1,417,600)
                                     -----------    -----------    -----------
Adjustments to reconcile net
 loss to net cash flows used in
 operating activities
Depreciation and amortization ....       184,771        184,771        184,771
Changes in assets and liabilities:
 Decrease (increase) in
  accounts receivable ............       126,450        (88,554)       205,704
 Decrease in inventories .........           903        133,506         71,955
 (Increase) decrease in
  prepaid expenses ...............      (108,353)        82,704        (91,424)
 Decrease in accounts payable
  and accrued expenses ...........      (182,526)       (57,678)      (560,621)
 (Decrease) increase in due to
  affiliates .....................        (8,185)       424,606           --
 Increase (decrease) in management
 fee payable .....................       100,000        (25,000)       100,000
                                     -----------    -----------    -----------
Total adjustments ................       113,060        654,355        (89,615)
                                     -----------    -----------    -----------
Net cash used in operating
 activities ......................    (1,166,909)    (1,538,306)    (1,507,215)
                                     -----------    -----------    -----------
Cash flows from financing
 activities
Issuance of notes payable ........     1,200,000      2,101,000      1,500,000
                                     -----------    -----------    -----------
Net cash provided by
 financing activities ............     1,200,000      2,101,000      1,500,000
                                     -----------    -----------    -----------
Net increase (decrease) in cash
 and cash equivalents ............        33,091        562,694         (7,215)

Cash and cash equivalents,
 beginning of period .............       656,442         93,748        100,963
                                     -----------    -----------    -----------
Cash and cash equivalents,
 end of period ...................   $   689,533    $   656,442    $    93,748
                                     -----------    -----------    -----------


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

Depreciation is recorded using the straight-line method over the estimated useful life of the assets, ranging from 5 to 20 years. During each of the years ended December 31, 2000, 1999 and 1998, the Company recorded depreciation expense of $171,489.

Intangible assets
Intangible assets are amortized over 20 years on a straight-line basis. During each of the years ended December 31, 2000, 1999 and 1998, the Company recorded amortization expense of $13,282.

Significant Customers
During 2000, the Company's three largest customers accounted for 55%, 33% and 12% of total revenues. During 1999, the Company's three largest customers accounted for 41%, 22% and 19% of total revenues. Other customers individually accounted for less than 10% of total revenues.

Income taxes
No provision is made for income taxes in the accompanying financial statements as the income or loss of the Company is passed through and included in the tax returns of the partners.

Reclassification
Certain items in previously issued financial statements have been reclassified for comparative purposes.

3.       Notes Payable

Notes payable consist of the following at December 31, 2000 and 1999:

                                                       2000         1999
                                                    ----------   ----------
Note payable to Indeck Energy
 Services,  Inc. (a Member), due
 on demand with interest at 5% ..................   $2,400,500   $1,800,500

Note  payable to  Ridgewood  Maine,
 LLC (a  Member),  due on
 demand with interest at 5% .....................    2,400,500    1,800,500
                                                    ----------   ----------
                                                    $4,801,000   $3,601,000
                                                    ----------   ----------
4.       Operating Status

Both projects have temporarily suspended operations; one in December 1997 and the other in January 1998. One facility is expected to resume full-time operations in May 2001. It is management's intent not to operate the other facility, except during periods of peak demand, until a profitable power sales contract can be negotiated. Based on forecasts related to these contracts, management believes that the Company will be able to recover the carrying value of its long-lived assets and meet its financial obligations. The Members intend to continue providing the necessary financial support to the Company for the foreseeable future and to not demand payment, within the next twelve months, of the notes payable discussed in Note 3.

5.       Related Party transactions

The Company is required to pay certain Members a fee for management services of $100,000 per year. Additional management fees of up to $200,000 per year may be payable contingent upon achieving Ridgewood's Priority Return from Operations, as defined. No contingent management fee has been accrued as of December 31, 2000 or 1999.

The Company incurred expenses of approximately $770,000 for the year ended December 31, 1998 from Indeck Operations, Inc. and Indeck Energy Services, Inc., companies affiliated through common ownership, for the operation, maintenance and administration of the Company's facilities.

Under an Operating Agreement with the Trusts, Ridgewood Power Management LLC (formerly Ridgewood Power Management Corporation, "Ridgewood Management"), an entity related to the managing shareholder of the Trusts through common ownership, provides management, purchasing, engineering, planning and administrative services to the Company. Ridgewood Management charges the Company at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by Ridgewood Management. During the years ended December 31, 2000 and 1999, Ridgewood Management charged the Company $203,191 and $197,825, respectively, for overhead items allocated in proportion to the amount invested in projects managed. Ridgewood Management also charged the Company for all of the remaining direct operating and non-operating expenses incurred during the periods

6.       Fair Value of Financial Instruments

At December 31, 2000 and 1999, the carrying value of the Company's cash, accounts receivable and accounts payable approximates their fair value.

7.       Dispute with ISO

From June through December 1999, the Facilities periodically operated on dispatch from ISO-New England, Inc. (the "ISO") and also submitted offers to the ISO to run at high prices during power emergencies. The Facilities have claimed the ISO owes them approximately $14 million for the electricity products they provided in those periods and the ISO has claimed that no material revenues at all are due to the projects. As a result, on October 24, 2000, the Company filed a complaint against the ISO in the Superior Court of Delaware alleging, among other things, that the ISO's actions resulted in a breach of an express or implied contract, violated certain consumer protection laws and amounted to fraud. The ISO removed the litigation to Federal District Court in Delaware and the Company has filed a motion to remand the matter back to the Delaware courts. The motion has not yet been decided by the Federal Court. The Company has not recorded any of the disputed revenues in their financial statements and it is too early to estimate the outcome of the dispute.

                                Ridgewood UK, LLC

                        Consolidated Financial Statements

                           December 31, 2000 and 1999

                        Report of Independent Accountants


To the Members of Ridgewood UK, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in member's equity and of cash flows present fairly, in all material respects, the financial position of Ridgewood UK, LLC (the "Company") and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, and the period May 27, through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, NY
March 23, 2001

Ridgewood UK, LLC
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                           December 31,
                                                  -----------------------------
                                                    2000                 1999
                                                  ------------     ------------
Assets:
Cash and cash equivalents ....................    $  3,404,244     $  3,378,123
Accounts receivable, trade ...................         538,183        1,389,285
Other assets .................................         562,140        1,321,594
                                                  ------------     ------------
     Total current assets ....................       4,504,567        6,089,002
                                                  ------------     ------------

Plant and equipment ..........................      12,604,259       13,601,629
Less - Accumulated depreciation ..............        (972,316)        (272,870)
                                                  ------------     ------------
      Plant and equipment, net ...............      11,631,943       13,328,759
                                                  ------------     ------------

Electric power sales contract ................      10,956,161       11,637,924
Less - Accumulated amortization ..............      (1,234,212)        (372,303)
                                                  ------------     ------------
       Electric power sales contract, net ....       9,721,949       11,265,621
                                                  ------------     ------------

     Total assets ............................    $ 25,858,459     $ 30,683,382
                                                  ------------     ------------


Liabilities and Member's Equity:
Liabilities:
Current portion of long-term debt ............    $    622,386     $    481,898
Accounts payable and accrued expenses ........         604,764        4,122,728
                                                  ------------     ------------
     Total current liabilities ...............       1,227,150        4,604,626

Long-term debt, less current portion .........       9,215,778        8,701,569
Deferred income taxes ........................         764,902          460,878

Commitments and contingencies

Member's equity ..............................      14,650,629       16,916,309
                                                  ------------     ------------
     Total liabilities and member's equity ...    $ 25,858,459     $ 30,683,382
                                                  ------------     ------------





        See accompanying notes to the consolidated financial statements.

Ridgewood UK, LLC
Consolidated Statement of Operations and Comprehensive Income (Loss)
--------------------------------------------------------------------------------

                                                   For the Period From
                               For the Year Ended  May 27, 1999 to
                                December 31, 2000  December 31, 1999
                                      -----------    -----------
Revenue ...........................   $ 5,559,304    $ 2,862,290

Cost of sales .....................     3,884,725      1,595,189
                                      -----------    -----------

Gross profit ......................     1,674,579      1,267,101

General and administrative expenses       192,041        539,811
                                      -----------    -----------

Income from operations ............     1,482,538        727,290

Other income (expense):
     Interest income ..............       165,235         30,708
     Interest expense .............      (828,369)      (271,522)
                                      -----------    -----------

Income before taxes ...............       819,404        486,476

Provision for income taxes ........       178,274        306,155
                                      -----------    -----------

Income before extraordinary loss ..       641,130        180,321

Extraordinary loss from early
 extinguishments of debt ..........        89,610           --
                                      -----------    -----------

Net income ........................       551,520        180,321

Cumulative translation adjustment .    (1,299,440)        68,421

                                      -----------    -----------
Comprehensive (loss) income .......   $  (747,920)   $   248,742
                                      -----------    -----------








        See accompanying notes to the consolidated financial statements.

Ridgewood UK, LLC
Consolidated Statement of Changes In Member's Equity
For the Year Ended December 31, 2000 and the Period From May 27, 1999 to December 31, 1999
--------------------------------------------------------------------------------


Initial capital contribution                               $ 16,667,567

Net income                                                      180,321

Cumulative translation adjustment                                68,421
                                                       ------------------

Member's equity, December 31, 1999                           16,916,309

Net income                                                      551,520

Distributions                                                (1,517,760)

Cumulative translation adjustment                            (1,299,440)
                                                       ------------------

Member's equity, December 31, 2000                          $14,650,629
                                                       ------------------












        See accompanying notes to the consolidated financial statements.

Ridgewood UK, LLC
Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                             For the Period From
                                      For the Year Ended     May 27, 1999 to
                                       December 31, 2000     December 31, 1999
                                             ------------    ------------
Cash flows from operating activities:
Net income ...............................   $    551,520    $    180,321
                                             ------------    ------------
Adjustments to reconcile net income to
 cash flows from operating activities:
 Depreciation and amortization ...........      1,458,040         645,173
 Changes in assets and liabilities,
  net of assets acquired
  Decrease (increase) in accounts
   receivable, trade .....................        761,017        (371,375)
  Decrease (increase) in other assets ....        672,968      (1,315,062)
  (Decrease) increase in accounts payable
   and accrued expenses ..................     (3,591,872)      3,652,266
  Increase in deferred taxes .............        343,081         460,113
                                             ------------    ------------
 Total adjustments .......................       (356,766)      3,071,115
                                             ------------    ------------
 Net cash provided by operating activities        194,754       3,251,436
                                             ------------    ------------
Cash flows from investing activities:
Capital expenditures .....................           --       (16,436,548)
                                             ------------    ------------
 Net cash used in investing activities ...           --       (16,436,548)
                                             ------------    ------------
Cash flows from financing activities:
Borrowing from bank ......................      2,468,383            --
Payment of bank debt .....................     (1,119,256)       (104,332)
Distributions to member ..................     (1,517,760)           --
Cash contributions .......................           --        16,667,567
                                             ------------    ------------
 Net cash (used in) provided by
  financing activities ...................       (168,633)     16,563,235
                                             ------------    ------------

Net increase in cash and cash equivalents          26,121       3,378,123

Cash and cash equivalents at beginning
 of period ...............................      3,378,123            --
                                             ------------    ------------
Cash and cash equivalents at end of period   $  3,404,244    $  3,378,123
                                             ------------    ------------





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

The plants have an installed capacity of 14.5 megawatts and sell the electricity under 15 year contracts to two quasi-autonomous non-governmental organization that purchase electricity generated by renewable sources on behalf of all British utilities.

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

Foreign currency translation
The financial statements of the Company's non-United States subsidiaries are translated into United States dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account in the shareholders' equity section of the consolidated balance sheet.

Plant and equipment
Machinery and equipment, consisting principally of electrical generating equipment, is stated at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred.

Depreciation is recorded using the straight-line method over the estimated useful life of the assets, which ranges from 3 to 15 years. During the year ended December 31, 2000 and the period from May 27, 1999 to December 31, 1999, the Company recorded depreciation expense of $730,635 and $272,870, respectively.

Intangible asset
A portion of the purchase price of the six landfill gas power plants was assigned to the electric power sales contracts and is being amortized over the 15 year life of the contracts on a straight-line basis. During the year ended December 31, 2000 and the period from May 27, 1999 to December 31, 1999, the Company recorded amortization expense of $727,405 and $372,303, respectively.

Supplemental cash flow information
Total interest paid during the year ended December 31, 2000 and the period from May 27, 1999 to December 31, 1999 was $553,003 and $305,953, respectively.

Income taxes
The Company utilizes the asset and liability method of accounting for income taxes for its United Kingdom securities. The Company recorded a provision for United Kingdom income taxes of $178,274 and $306,155 for the year ended December 31, 2000 and the period from May 27, 1999 to December 31, 1999, respectively.

No provision is made for United States income taxes in the accompanying financial statements as the United States income or loss of the Company is passed through and included in the tax returns of the partners.

3.       Long-Term Debt

Following is a summary of long-term debt at December 31, 2000 and 1999:

                             2000           1999
                          -----------    -----------
Bank loan payable .....   $ 9,838,164    $ 9,183,467
Less - Current maturity      (622,386)      (481,898)
                          -----------    -----------
Total long-term debt ..   $ 9,215,778    $ 8,701,569
                          -----------    -----------

In 2000, the Company renegotiated the terms of its long-term debt with the bank. In connection with the renegotiated bank loan, the Company incurred a $89,610 extraordinary loss for the write-off of deferred loan costs. The renegotiated bank loan is repayable in semi annual installments each March 31st and September 30th through September 30, 2010. The loan bears interest at LIBOR plus 2.25% (8.82% at December 31, 2000). The notes are secured by substantially all of the assets of the projects.

Scheduled principal repayments of long-term debt for the next five years are as follows:
               Year Ended
               December 31,                Payment
                 2001                      622,386
                 2002                      688,166
                 2003                      760,637
                 2004                      842,026
                 2005                      931,106

4.       Fair Value of Financial Instruments

At December 31, 2000 and 1999, the carrying values of the Company's cash, accounts receivable and accounts payable approximate their fair values. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, also approximates its carrying value.

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

7.       Transactions with Affiliates

CLP Services Limited ("CLPS"), a new company organized by the previous owners of CLP, provides day-to-day services to the projects. CLPS is paid a flat fee of approximately 1.2 cents per kilowatt-hour for those services (adjusted for increases in the Retail Price Index) and is eligible for bonus payments if a project's actual annual electricity output exceeds 90% of its capacity. CLPS is also paid approximately $88,000 per year (also adjusted for increases in the Retail Price Index) for management services for the various companies owning the six existing projects. The gas extraction and cleaning systems for the landfills will be operated by CLPS for no additional cost. The Company may terminate the contract with CLPS if at the end of any year the projects in the aggregate have not produced at least 90% of their capacity (adjusted for loss of time for scheduled downtime, catastrophic failures not caused by CLPS or failures to receive landfill gas not caused by CLPS), or at any time if it can be shown that it is physically impossible for the plants as a whole to meet the 90% standard for the current year.

8.       Additional Projects

CLPS will proceed to develop additional landfill gas plants in Great Britain and will bear the developmental costs itself. As each remaining plant is completed and commissioned, the Company expects that the bank will provide long-term financing for approximately 55% of the plant's reasonable cost, although the bank has not yet committed to do so. If full bank financing is obtained for a plant, the Company has the option to buy the equity interest from CLPS. Four sites were completed and acquired by the Company in the first quarter of 2001 for approximately $3,100,000. The Ridgewood Power Growth Fund (the "Growth Fund") supplied the required development equity for the four plants acquired in January 2001 and expects to supply the required equity for any additional plants purchased by the Company. To the extent that the Growth Fund supplies capital, it will receive an undivided interest in the entire package of operating and developmental projects.

EXHIBIT 24 -- POWERS OF ATTORNEY

POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned, Joseph Ferrante, appoints Robert E. Swanson and Martin V. Quinn, and each of them, as his true and lawful attorneys-in-fact with full power to act and do all things necessary, advisable or appropriate, in their discretion, to execute on his behalf as an Independent Trustee of Ridgewood Electric Power Trust II, Ridgewood Electric Power Trust III and Ridgewood Electric Power Trust V, the Annual Reports on Form 10-K for the year ended December 31, 2000 for each of the above-named trusts, and all amendments or documents relating thereto.

         IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 24th day of March, 2001, at Carlsbad, California.

                                                /s/Joseph Ferrante
                                                     Joseph Ferrante


POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned, Ralph Hellmold, appoints Robert E. Swanson and Martin V. Quinn, and each of them, as his true and lawful attorneys-in-fact with full power to act and do all things necessary, advisable or appropriate, in their discretion, to execute on his behalf as an Independent Trustee of Ridgewood Electric Power Trust II, Ridgewood Electric Power Trust III and Ridgewood Electric Power Trust IV, the Annual Reports on Form 10-K for the year ended December 31, 2000 for each of the above-named trusts, and all amendments or documents relating thereto.

         IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 24th day of March, 2001, at Carlsbad, California.

                                                 /s/Ralph Hellmold
                                                     Ralph Hellmold


POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned, Jonathan Kaledin, appoints Robert E. Swanson and Martin V. Quinn, and each of them, as his true and lawful attorneys-in-fact with full power to act and do all things necessary, advisable or appropriate, in their discretion, to execute on his behalf as an Independent Trustee of Ridgewood Electric Power Trust II, Ridgewood Electric Power Trust III and Ridgewood Electric Power Trust V, the Annual Reports on Form 10-K for the year ended December 31, 2000 for each of the above-named trusts, and all amendments or documents relating thereto.

         IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 24th day of March, 2001, at Carlsbad, California.

                                                 /s/Jonathan Kaledin
                                                     Jonathan Kaledin