Form 10-Q
period 2001-03-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2001-05-15
CIK 1060755

RIDGEWOOD ELECTRIC POWER TRUST V
947 LINWOOD AVENUE
RIDGEWOOD, NEW JERSEY 07450-2939
TEL. (201) 447-9000


May 14, 2001


Securities and Exchange Commission
Washington, D.C. 20549

Dear Commission:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith a Quarterly Report on Form 10-Q for the period ended March 31, 2001.

If you have any questions, please contact the undersigned or our counsel, Daniel
V. Gulino, at this office.

Sincerely,

RIDGEWOOD ELECTRIC POWER TRUST V

/s/Christopher I. Naunton
Christopher I. Naunton, Vice President
 and Chief Financial Officer

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2001

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

Item 1. Financial Statements















                        Ridgewood Electric Power Trust V

                        Consolidated Financial Statements

                                 March 31, 2001

Ridgewood Electric Power Trust V
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                  March 31, 2001   December 31,
Assets:                                              (unaudited)      2000
                                                   ------------    ------------
Cash and cash equivalents ......................   $  4,299,127    $  4,731,081
Accounts receivable ............................      1,879,831         538,183
Due from affiliates ............................        554,735         164,237
Other current assets ...........................        474,106         712,732
                                                   ------------    ------------
         Total current assets ..................      7,207,799       6,146,233
                                                   ------------    ------------

Plant and equipment ............................     15,826,921      12,928,899
Less - Accumulated depreciation ................     (1,411,812)     (1,022,536)
                                                   ------------    ------------
      Plant and equipment, net .................     14,415,109      11,906,363
                                                   ------------    ------------

Electric power sales contract ..................     10,462,055      10,956,161
Less - Accumulated amortization ................     (1,409,224)     (1,234,212)
                                                   ------------    ------------
       Electric power sales contract, net ......      9,052,831       9,721,949
                                                   ------------    ------------
Investments:
    Maine Hydro Projects .......................      5,366,068       5,346,948
    Maine Biomass Projects .....................      5,262,697       5,485,287
    Egypt Projects .............................      5,928,985       6,299,001
    Synergics, Inc. ............................      5,595,892       5,459,284
                                                   ------------    ------------
   Total assets ................................   $ 52,829,381    $ 50,365,065
                                                   ------------    ------------

Liabilities and shareholders' equity:
Liabilities:
Current portion of long-term debt ..............   $    590,423    $    622,386
Accounts payable and accrued expenses ..........      2,026,218         903,579
Due to affiliates ..............................         19,518         645,822
                                                   ------------    ------------
   Total current liabilities ...................      2,636,159       2,171,787
                                                   ------------    ------------

Long-term debt, less current portion ...........      9,117,821       9,215,778
Deferred income taxes ..........................        914,685         764,901
Minority interest ..............................      3,805,905         473,259

Commitments and contingencies

Shareholders' equity:
    Shareholders' equity (932.8875
     investor shares issued and
     outstanding) ..............................     36,783,458      38,154,142
    Managing shareholder's accumulated
     deficit (1 management share
     issued and outstanding) ...................       (428,647)       (414,802)
                                                   ------------    ------------
   Total shareholders' equity ..................     36,354,811      37,739,340
                                                   ------------    ------------
   Total liabilities and shareholders' equity ..   $ 52,829,381    $ 50,365,065
                                                   ------------    ------------

          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                     --------------------------
                                                   March 31, 2001 March 31, 2000
                                                     -----------    -----------

Revenues .........................................   $ 1,990,662    $      --

Cost of sales ....................................     1,354,971           --
                                                     -----------    -----------

Gross margin .....................................       635,691           --

General and administrative expenses ..............       165,055         49,010
Management fee paid to the
 managing shareholders ...........................       583,056        508,189
Research and development .........................       224,986        297,377
                                                     -----------    -----------
  Total other operating expenses .................       973,097        854,576

Loss from operation ..............................      (337,406)      (854,576)

Other income (expense):
   Interest income ...............................        43,209         95,216
   Interest expense ..............................      (192,072)          --
   Interest income from Synergics Projects .......       136,608           --
   Income from Maine Hydro Projects ..............        19,120        255,517
   Loss from Maine Biomass Projects ..............      (222,590)       (69,816)
   Loss from MetaSound Systems ...................          --         (381,563)
   Income from Quantum Conveyor ..................          --            2,011
   Loss from Santee River Rubber Project .........          --         (163,696)
   Income (loss) from Egypt Projects .............         7,637        (49,440)
   Loss from Mediterranean Fiber Optic Project/GFG          --          (49,924)
   Income from United Kingdom Landfill Projects ..          --          391,165
   Writedown of investment in GFG ................          --       (1,447,746)
                                                     -----------    -----------
           Other income (expense) net ............      (208,088)    (1,418,276)
                                                     -----------    -----------

           Loss from operations ..................      (545,494)    (2,272,852)

Income taxes .....................................       194,532           --
                                                     -----------    -----------

Loss before minority interest in net loss of
      consolidated subsidiaries ..................      (740,026)    (2,272,852)

Minority interest in net loss of consolidated
      subsidiaries ...............................        59,743        118,023
                                                     -----------    -----------

           Net loss ..............................   $  (680,283)   $(2,154,829)
                                                     -----------    -----------



          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                                     Managing
                                   Shareholders    Shareholder        Total
                                   ------------    ------------    ------------

Shareholders' equity,
 December 31, 2000 ..............  $ 38,154,142    $   (414,802)   $ 37,739,340

Net loss ........................      (673,480)         (6,803)       (680,283)

Cumulative translation adjustment      (697,204)         (7,042)       (704,246)
                                   ------------    ------------    ------------

Shareholders' equity,
 March 31, 2001 .................  $ 36,783,458    $   (428,647)   $ 36,354,811
                                   ------------    ------------    ------------





Ridgewood Electric Power Trust V
Consolidated Statement of Comprehensive Loss
--------------------------------------------------------------------------------

                                   Three Months Ended March 31,
                                    --------------------------
                                       2001           2000
                                    -----------    -----------
Net loss ........................      (680,283)   $(2,154,829)

Cumulative translation adjustment      (704,246)          --
                                    -----------    -----------

Comprehensive loss ..............   $(1,384,529)   $(2,154,829)
                                    -----------    -----------














          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------


                                                    Three Months Ended
                                                -----------------------------
                                                 March 31,         March 31,
                                                    2001             2000
                                                ------------    ------------
Cash flows from operating activities:
Net loss ....................................   $   (680,283)   $ (2,154,829)
                                                ------------    ------------
Adjustments to  reconcile  net  income to net
 cash  flows  from  operating activities:
Depreciation and amortization ...............        564,288            --
Minority interest in income (loss) of
 consolidated subsidiaries ..................         59,743        (118,023)
 Income from Maine Hydro Projects ...........        (19,120)       (255,517)
 Loss from Maine Biomass Projects ...........        222,590          69,816
 Loss from MetaSound Systems ................           --           381,563
 (Income) loss from Quantum Conveyor ........           --            (2,011)
 Loss from Santee River Rubber Project ......           --           163,696
 Interest income from Synergics Projects ....       (136,608)           --
 (Income) loss from Egypt Projects ..........         (7,637)         49,440
 Loss from Mediterranean Fiber Optic
  Project/GFG ...............................           --            49,924
 Income from United Kingdom Landfill Projects           --          (391,165)
 Writedown of investment in GFG .............           --         1,447,746
 Changes in assets and liabilities:
  Decrease in accounts receivable ...........     (1,410,991)           --
  Increase in due from affiliates ...........       (390,498)           --
  Decrease in other current assets ..........        238,626          33,089
  Decrease in accounts payable and accrued
   expenses .................................      1,366,209        (101,727)
  Decrease in deferred income taxes .........        149,784            --
  Decrease in due to affiliates .............       (626,304)        (71,918)
                                                ------------    ------------
Total adjustments ...........................         10,082       1,254,913
                                                ------------    ------------
Net cash used in operating activities .......       (670,201)       (899,916)
                                                ------------    ------------
Cash flows from investing activities:
 Capital expenditures .......................     (3,598,867)           --
 Investment in Egypt Projects ...............           --          (865,887)
 Distributions from Egypt Projects ..........        399,983            --
 Deferred due diligence costs ...............           --           (10,951)
                                                ------------    ------------
Net cash used in investing activities .......     (3,198,884)       (876,838)
                                                ------------    ------------
Cash flows from financing activities:
Contributions to United Kingdom Landfill
 Projects by minority interest ..............      3,437,131            --
Cash distributions to shareholders ..........           --          (988,370)
                                                ------------    ------------
Net cash provided by (used in)
  financing activities ......................      3,437,131        (988,370)
                                                ------------    ------------

Net decrease in cash and cash equivalents ...       (431,954)     (2,765,124)

Cash and cash equivalents, beginning of year       4,731,081      14,759,184
                                                ------------    ------------
Cash and cash equivalents, end of period ....   $  4,299,127    $ 11,994,060
                                                ------------    ------------

          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust V
Notes to Consolidated Financial Statements (unaudited)

1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust V's (the "Trust") consolidated financial statements included in the 2000 Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2.       Summary Results of Operations for Selected Investments

Summary results of operations for the Maine Hydro projects, which are accounted for under the equity method, were as follows:

                             Three Months Ended March 31,
                                   2001         2000
                                ----------   ----------
Total revenue ...............   $  812,000   $1,346,000
Depreciation and amortization      277,000      280,000
Net income ..................       38,000      511,000

Summary results of operations for the Maine Biomass projects, which are accounted for under the equity method, were as follows:

                              Three Months Ended March 31,
                                  2001          2000
                                ---------    ---------
Total revenue ...............   $ 538,000    $ 582,000
Depreciation and amortization      13,000       13,000
Net loss ....................    (445,000)    (140,000)


Summary results of operations for the Egypt projects, which are accounted for under the equity method, were as follows:

                 Three Months Ended March 31,
                       2001      2000
                    --------   --------
Total revenue ...   $916,000   $   --
Net income (loss)     27,000    (97,000)

Summary results of operations for the UK Landfill Gas projects, which were accounted for under the equity method in 2000, were as follows:

                        Three Months Ended March 31,
                                   2000
                                 ---------
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

Results of Operations

Project                                           2001        2000
---------------------------------               --------     -------

Maine Hydro Projects ............         (2)     19,000     256,000
Maine Biomass Projects ..........         (2)   (223,000)    (70,000)
Mediterranean Fiber Optic Project         (2)       --       (50,000)
Synergics Projects ..............         (3)    137,000        --
Egypt Projects ..................         (2)      8,000     (49,000)
Quantum Conveyor ................         (2)       --         2,000
Santee River Rubber Project .....         (2)       --      (164,000)
MetaSound Sytems ................         (2)       --      (382,000)
United Kingdom Landfill Projects          (1)    154,000     391,000

(1) Earnings, net of minority interest, in 2001. Equity interest in loss of the project in 2000.
(2) Equity interest in the project.
(3) Interest income

Equity income from the Maine Hydro Projects decreased $237,000 from $256,000 in the first quarter of 2000 to $19,000 in the same period in 2001, due to lower production because of significantly below-average river flows in 2001. The equity loss from the shut-down Maine Biomass Projects increased from $70,000 in the first quarter of 2000 to $223,000 in the same period in 2001 due to the expenses of staffing and preparing the West Enfield plant for full time operation beginning in the second quarter of 2001.

The Trust recorded interest income from the note related to the Synergics Projects of $137,000. The Trust acquired the note in April 2000.

The Trust recorded $7,000 of net income related to the Egypt projects in 2001 compared to $49,000 of losses in 2000. In 2000, the majority of projects in Egypt were in the development stage whereas in 2001, the majority of these projects were in operation.

The Trust recorded losses of $50,000 in 2000, related to its investment in GFG. GFG was not able to develop the planned Mediterranean Fiber Optic Project and subsequently ceased operations in 2000. The Trust's losses from Quantum Conveyor, the Santee River Rubber Project and MetaSound Systems recorded in the first quarter of 2000 did not recur because these projects were written off by the Trust in the second half of 2000.

The Trust recorded consolidated income of $154,000 from the United Kingdom Landfill Projects in the first quarter of 2001 compared to equity income of $391,000 due to lower electric revenue caused by decreased gas production at the projects.

Except for the $1,447,746 writedown of its investment in GFG, other Trust-level expenses in 2001 were comparable to 2000.

In the first quarter of 2001, the Trust's Ridgewood WaterPure subsidiary incurred $224,000 of research and development costs related to its water distillation technology, a decrease of $73,000 from the $297,000 incurred in the first quarter of 2000.

Liquidity and Capital Resources

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder and payment of certain accounting and legal services to third parties. The Trust ceased making distributions to shareholders in the first quarter of 2001.

The Trust anticipates that its cash flow during 2001 will be adequate to fund its obligations.

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

                           RIDGEWOOD ELECTRIC POWER TRUST V
                                       Registrant

May 14, 2001                     By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)