Form 10-Q
period 2001-06-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2001-08-14
CIK 1060755

RIDGEWOOD ELECTRIC POWER TRUST V
947 LINWOOD AVENUE
RIDGEWOOD, NEW JERSEY 07450-2939
TEL. (201) 447-9000


August 14, 2001


Securities and Exchange Commission
Washington, D.C. 20549

Dear Commission:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith a Quarterly Report on Form 10-Q for the period ended June 30, 2001.

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

                  For the quarterly period ended June 30, 2001

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

Item 1. Financial Statements















                        Ridgewood Electric Power Trust V

                        Consolidated Financial Statements

                                  June 30, 2001

Ridgewood Electric Power Trust V
Consolidated Balance Sheet (unaudited)
--------------------------------------------------------------------------------

                                                     June 30,      December 31,
Assets:                                               2001            2000
                                                   ------------    ------------
Cash and cash equivalents ......................   $  3,936,429    $  4,731,081
Accounts receivable ............................      1,539,753         538,183
Due from affiliates ............................        354,144         164,237
Other current assets ...........................        151,558         712,732
                                                   ------------    ------------
 Total current assets ..........................      5,981,884       6,146,233
                                                   ------------    ------------

Plant and equipment ............................     15,806,205      12,928,899
Less - Accumulated depreciation ................     (1,700,598)     (1,022,536)
                                                   ------------    ------------
 Plant and equipment, net ......................     14,105,607      11,906,363
                                                   ------------    ------------

Electric power sales contract ..................     13,718,431      10,956,161
Less - Accumulated amortization ................     (1,675,983)     (1,234,212)
                                                   ------------    ------------
 Electric power sales contract, net ............     12,042,448       9,721,949
                                                   ------------    ------------

Investments:
    Maine Hydro Projects .......................      5,618,054       5,346,948
    Maine Biomass Projects .....................      5,521,425       5,485,287
    Egypt Projects .............................      5,932,511       6,299,001
    Synergics, Inc. ............................      5,732,500       5,459,284
                                                   ------------    ------------
 Total assets ..................................   $ 54,934,429    $ 50,365,065
                                                   ------------    ------------

Liabilities and shareholders' equity:
Liabilities:
Current portion of long-term debt ..............   $    620,230    $    622,386
Accounts payable and accrued expenses ..........      1,505,505         903,579
Due to affiliates ..............................        656,585         645,822
                                                   ------------    ------------
 Total current liabilities .....................      2,782,320       2,171,787
                                                   ------------    ------------

Long-term debt, less current portion ...........     11,691,703       9,215,778
Deferred income taxes ..........................        927,311         764,901
Minority interest ..............................      3,723,391         473,259

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (932.8875 investor
 shares issued and outstanding) ................     36,243,802      38,154,142
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding) ...       (434,098)       (414,802)
                                                   ------------    ------------
 Total shareholders' equity ....................     35,809,704      37,739,340
                                                   ------------    ------------
 Total liabilities and shareholders' equity ....   $ 54,934,429    $ 50,365,065
                                                   ------------    ------------



                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                Six Months Ended             Three Months Ended
                              --------------------------    --------------------
                             June 30,       June 30,     June 30,     June 30,
                                2001         2000         2001           2000
                             -----------  ----------    ---------    -----------
Revenues ................... $ 2,901,742            $    $ 911,080   $     --

Cost of sales ..............   2,043,348      688,377         --            --
                             -----------  -----------    ---------   ---------

Gross Margin ...............     222,703         --        858,394         --
General and administrative
 expenses ..................     275,291      174,069      110,236      125,059
Management fee paid to
 managing shareholders .....   1,250,662    1,091,245      667,606      583,056
Research and development ...     556,835      662,612      331,849      365,235
                             -----------  -----------    ---------  -----------
Total other operating
 expenses ..................   2,082,788    1,927,926    1,109,691    1,073,350

Loss from operations .......  (1,224,394)  (1,927,926)    (886,988)  (1,073,350)

Other income (expense):
Interest income ...........     100,156      322,521       56,947       227,305
Interest expense ..........    (495,263)         --      (303,191)         --
Interest income from
 Synergics Projects ........     273,216      125,000     136,608       125,000
Equity interest in:
Income from Maine
 Hydro Projects ............     271,106      661,732     251,986       406,215
Loss from Maine
 Biomass Projects ..........    (413,862)    (170,096)   (191,272)     (100,280)
Income from Egypt Projects .      69,224       61,612      61,587       111,052
(Loss) income from
 Santee River Rubber Project        --       (361,042)       --        (197,346)
Loss from Quantum
 Conveyor ..................        --        (94,553)       --         (96,564)
Loss from MetaSound ........        --       (566,442)       --        (184,879)
Loss from Mediterranean
 Fiber Optic Project/GFG ...        --        (49,924)       --            --
Income from United
 Kingdom Landfill Projects          --        819,985        --         428,820
Writedown of investment in
 Mediterranean Fiber Optic
 Project/GFG ...............        --     (1,447,746)       --            --
                             -----------  -----------   ---------   -----------
Other income (expense)
 net .......................    (195,423)    (698,953)     12,665       719,323
                             -----------  -----------   ---------   -----------
Loss from operations .......  (1,419,817)  (2,626,879)   (874,323)     (354,027)

Income taxes ...............     205,955       11,423        --
                             -----------  -----------   ---------   -----------
Loss before minority
 interest in net loss
 of consolidated
 subsidiaries ..............  (1,625,772)  (2,626,879)   (885,746)     (354,027)
Minority interest in
 loss of consolidated
 subsidiaries ..............     231,346      291,549     171,603       173,526
                             -----------  -----------   ---------   -----------
Net loss ................... $(1,394,426) $(2,335,330)  $(714,143)  $  (180,501)
                             ===========   ==========    ========   ===========


                 See accompanying notes to financial statements.



Ridgewood Electric Power Trust V
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                                      Managing
                                    Shareholders    Shareholder       Total
                                    ------------    ------------    ------------
Shareholders' equity,
 December 31, 2000 ..............   $ 38,154,142    $   (414,802)  $ 37,739,340

Cumulative translation adjustment       (529,858)         (5,352)      (535,210)

Net loss for the year ...........     (1,380,482)        (13,944)    (1,394,426)
                                    ------------    ------------   ------------
Shareholders' equity,
 June 30, 2001 ..................   $ 36,243,802        (434,098)  $ 35,809,704
                                    ------------    ------------   ------------






Ridgewood Electric Power Trust V
Consolidated Statement of Comprehensive Loss  (unaudited)
--------------------------------------------------------------------------------


                            Six Months Ended             Three Months Ended
                         --------------------------    ------------------------
                          June 30,       June 30,       June 30,     June 30,
                            2001           2000           2001          2000
                         -----------    -----------    -----------  -----------
Net loss .............   $(1,394,426)   $(2,335,330)   $  (714,143) $  (180,501)

Cumulative translation
 adjustment ..........      (535,210)    (1,046,697)       169,036   (1,046,697)
                         -----------    -----------    -----------  -----------
Comprehensive loss ...   $(1,929,636)   $(3,382,027)   $  (545,107) $(1,227,198)
                         -----------    -----------    -----------  -----------









                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                   Six Months Ended
                                                ----------------------------
                                               June 30, 2001   June 30, 2000
                                                ------------    ------------
Cash flows from operating activities:
Net loss ....................................   $ (1,394,426)   $ (2,335,330)
                                                ------------    ------------
Adjustments to reconcile net income to
 net cash flows from operating
          activities:
Depreciation and amortization ...............      1,119,833            --
Income from Maine Hydro Projects ............       (271,106)       (661,732)
Loss from Maine Biomass Projects ............        413,862         170,096
Loss from MetaSound Systems .................           --           566,442
Loss from Quantum Conveyor ..................           --            94,553
Loss from Santee River Rubber Project .......           --           361,042
Income from Egypt Projects ..................        (69,224)        (61,612)
Loss from Mediterranean Fiber
 Optic Project/GFG ..........................           --            49,924
Income from United Kingdom Landfill Projects            --          (819,985)
Interest income from Synergics Hydro ........       (273,216)       (125,000)
Writedown of investment in
 Mediterranean Fiber Optic Project/GFG ......           --         1,447,746
Minority interest in income (loss)
 of consolidated subsidiaries ...............       (231,346)       (291,549)
Changes in assets and liabilities:
 Increase in accounts receivable ............     (1,048,763)           --
 (Increase) decrease in due from affiliates .       (189,907)        222,978
  Decrease (increase) in other current assets        561,173         (15,967)
  Increase (decrease) in accounts payable
   and accrued expenses .....................        834,266        (115,783)
  Increase in deferred income taxes .........        162,410            --
  Increase (decrease) in due to affiliates ..         10,765        (449,178)
                                                ------------    ------------
   Total adjustments ........................      1,018,747         371,975
                                                ------------    ------------
Net cash used in operating activities .......       (375,679)     (1,963,355)
                                                ------------    ------------
Cash flows from investing activities:
 Capital expenditures .......................     (3,547,405)           --
 Purchase of power contract .................     (2,762,270)           --
 Investments in Egypt Projects ..............           --        (2,200,256)
 Investments in Synergics Hydro .............           --        (5,057,494)
 (Loans to) distributions from
 Maine Biomass Projects .....................       (450,000)        500,000
 Distributions from Egypt Projects ..........        399,983            --
                                                ------------    ------------
Net cash used in investing activities .......     (6,359,692)     (6,757,750)
                                                ------------    ------------
Cash flows from financing activities:
 Contributions to United Kingdom
 Landfill Projects by minority interest .....      3,466,950            --
 Borrowings under bank loan .................      2,473,769            --
 Cash distributions to shareholders .........           --        (1,983,134)
                                                ------------    ------------
Net cash used in financing activities .......      5,940,719      (1,983,134)
                                                ------------    ------------

Net decrease in cash and cash equivalents ...       (794,652)    (10,704,239)
Cash and cash equivalents, beginning of year       4,731,081      14,759,184
                                                ------------    ------------
Cash and cash equivalents, end of period ....   $  3,936,429    $  4,054,945
                                                ------------    ------------

                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust V
Notes to Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair representation of the results for the interim periods. The December 31, 2000 financial information has been derived from the audited consolidated financial statements for the year ended December 31, 2000. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 which were included as part of Ridgewood Electric Power Trust V's Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation


The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2. Summary Results of Operations for Selected Investments

Summary results of operations for the Maine Hydro Projects, which are accounted for under the equity method, were as follows:

                 Six Months Ended June 30,     Three Months Ended June 30,
                -------------------------     --------------------------
                   2001           2000           2001            2000
                -----------    -----------    -----------    -----------
Total revenue .. $2,069,000   $2,855,000      $1,257,000       $1,509,000
Depreciation
 and amortization   554,000      561,000         277,000          281,000
Net income .....    542,000    1,323,000         504,000          812,000

Summary results of operations for the Maine Biomass Projects, which are accounted for under the equity method, were as follows:

                 Six Months Ended June 30,     Three Months Ended June 30,
                -------------------------     --------------------------
                   2001           2000           2001            2000
                -----------    -----------    -----------    -----------
Total revenue .. $ 1,345,000    $ 1,312,000     $807,000       $730,000
Depreciation and
 amortization ..      60,000        118,000       47,000        105,000
Net loss .......    (828,000)      (340,000)    (383,000)      (200,000)

Summary results of operations for the Egypt Projects, which are accounted for under the equity method, were as follows:

                 Six Months Ended June 30,     Three Months Ended June 30,
                -------------------------     --------------------------
                   2001           2000           2001            2000
                -----------    -----------    -----------    -----------
Total revenue   $2,081,000   $  644,000       $1,165,000       $644,000
Net income ..      302,000      166,000          275,000        263,000


Summary results of operations for the UK Landfill Gas Projects, which are accounted for under the equity method, were as follows:

                 Six Months Ended June 30,     Three Months Ended June 30,
                -------------------------     --------------------------
                   2001           2000           2001            2000
                -----------    -----------    -----------    -----------
Total revenue   $2,902,000   $2,825,000      $  991,000    $1,294,000
Net income ..       72,000      820,000         (82,000)      429,000

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

Through December 31, 2000, the Trust used the equity method of accounting for its investment in the United Kingdom Landfill Projects because its ability to exercise control over these projects was expected to be temporary due to the anticipated investment in these projects by The Ridgewood Power Growth Fund. Due to delays in construction of the additional landfill gas plants, the Growth Fund elected to invest some of its funds in unrelated projects. As a result, the Trust expects to maintain control over the projects. As a result, effective on December 31, 2000, the Trust began to account for these projects using the consolidation method of accounting.

Results of Operations

                                     For the Six Months Ended June 30,
Project                                           2001       2000
                                               --------    --------
Maine Hydro Projects ............         (2)    271,000     662,000
Maine Biomass Projects ..........         (2)   (414,000)   (170,000)
Mediterranean Fiber Optic Project         (2)       --       (50,000)
Synergics Projects ..............         (3)    273,000     125,000
Egypt Projects ..................         (2)     69,000      62,000
Waterpure .......................         (3)     10,000      73,000
Quantum Conveyor ................         (2)       --       (95,000)
Santee River Rubber Project .....         (2)       --      (361,000)
MetaSound Sytems ................         (2)       --      (566,000)
United Kingdom Landfill Projects          (1)     72,000     820,000

(1) Earnings, net of minority interest, in 2001. Equity interest in income of the project in 2000.
(2) Equity interest in the project.
(3) Interest income

Equity income from the Maine Hydro Projects for the first six months of 2001 decreased to $271,000 from $662,000 for the same period of 2000. Income for the second quarter of 2001 was $252,000, a decrease of $154,000 as compared to second quarter 2000 income of $406,000. The decrease in income is due to the below average river flows for 2001.

The equity loss from the Maine Biomass Projects increased from $88,000 in the second quarter of 2000 ($170,000 for the first six months of 2000) to $191,000 in the second quarter of 2001 ($414,000 for the first six months of 2001) due to the expenses of staffing and preparing the West Enfield plant for full time operation, which began during the second quarter..

The Trust recorded interest income from the note related to the Synergics Projects of $137,000 for the second quarter and $273,000 for the first six months of 2001. The Trust acquired the note in April 2000.

The Trust recorded $69,000 of net income related to the Egypt projects in the first six months of 2001, which was comparable to the $62,000 of income recorded in the same period in 2000. The equity loss in the Santee River Rubber project of $361,000 for the first six months of 2000 did not recur due to the writedown of the project in the third quarter of 2000.

The Trust recorded losses of $50,000 in 2000, related to its investment in GFG. GFG was not able to develop the planned Mediterranean Fiber Optic Project and subsequently ceased operations in 2000. The Trust's losses from Quantum Conveyor, the Santee River Rubber Project and MetaSound Systems recorded in the first half of 2000 did not recur because these projects were written off by the Trust in the second half of 2000.

The Trust recorded income from its equity interest in the United Kingdom Landfill Projects of $820,000 and $429,000 for the first six months and second quarter, respectively, of 2000. Effective December 31, 2000, the Trust began to account for these projects under the consolidation method of accounting. For the first six months of 2001, revenues of $2,902,000 ($911,000 in the second quarter) and cost of sales of $2,043,000 ($688,000 in the second quarter) related to the consolidated United Kingdom Landfill Projects.

Interest income declined by $170,000 from $227,000 in the second quarter of 2000 to $57,000 in the second quarter of 2001 due to lower average cash balances. Interest income also declined by $223,000 from $323,000 in the first six months of 2000 to $100,000 in the same period of 2001 due to the lower average cash balances. Interest expense of $495,000 and $303,000 in the first six months and second quarter, respectively, of 2001 relate to the United Kingdom Landfill Projects which were accounted for using the equity method in 2000 and consolidation in 2001.

Except for the $1,448,000 writedown of its investment in GFG in 2000, other Trust-level expenses in 2001 were comparable to 2000.

The Trust's Ridgewood WaterPure subsidiary incurred $557,000 of research and development costs related to its water distillation technology for the first six months of 2001, a decrease of $106,000 from $663,000 for the same period in 2000. Research and development costs incurred in the second quarter of 2001 were comparable to that of the second quarter of 2000.

Liquidity and Capital Resources

In 1997, the Trust and Fleet Bank, N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a committed line of credit facility of $1,150,000. The line of credit facility expires in July 2002. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders.

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

                           RIDGEWOOD ELECTRIC POWER TRUST V
                                                       Registrant

August 14, 2001                  By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)