Form 10-Q
period 2001-09-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2001-11-14
CIK 1060755

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended September 30,
                                      2001

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

Item 1. Financial Statements















                        Ridgewood Electric Power Trust V

                        Consolidated Financial Statements

                               September 30, 2001

Ridgewood Electric Power Trust V
Consolidated Balance Sheet  (unaudited)
--------------------------------------------------------------------------------


                                              September 30,    December 31,
Assets:                                            2001           2000
                                               ------------    ------------
Cash and cash equivalents ..................   $  4,746,574    $  4,731,081
Accounts receivable ........................      1,182,298         538,183
Due from affiliates ........................           --           164,237
Other current assets .......................        143,642         712,732
                                               ------------    ------------
         Total current assets ..............      6,072,514       6,146,233
                                               ------------    ------------

Plant and equipment ........................     16,065,563      12,928,899
Less - Accumulated depreciation ............     (1,862,947)     (1,022,536)
                                               ------------    ------------
Plant and equipment, net ...................     14,202,616      11,906,363
                                               ------------    ------------

Electric power sales contract ..............     14,149,090      10,956,161
Less - Accumulated amortization ............     (1,841,103)     (1,234,212)
                                               ------------    ------------
Electric power sales contract, net .........     12,307,987       9,721,949
                                               ------------    ------------

Investments:
    Maine Hydro Projects ...................      5,296,477       5,346,948
    Maine Biomass Projects .................      5,665,607       5,485,287
    Egypt Projects .........................      4,916,377       6,299,001
    Synergics, Inc. ........................      5,869,109       5,459,284
                                               ------------    ------------
         Total assets ......................   $ 54,330,687    $ 50,365,065
                                               ------------    ------------

Liabilities and shareholders' equity:
Liabilities:
Current portion of long-term debt ..........   $    679,903    $    622,386
Accounts payable and accrued expenses ......      1,505,700         903,579
Due to affiliates ..........................        332,941         645,822
                                               ------------    ------------
         Total current liabilities .........      2,518,544       2,171,787
                                               ------------    ------------

Long-term debt, less current portion .......     11,838,843       9,215,778
Deferred income taxes ......................        832,283         764,901
Minority interest ..........................      3,887,443         473,259

Commitments and contingencies
                                               ------------    ------------

Shareholders' equity:
Shareholders' equity (932.8875 investor
 shares issued and outstanding) ............     35,693,234      38,154,142
Managing shareholder's accumulated deficit
 (1 management share issued and outstanding)       (439,660)       (414,802)
                                               ------------    ------------
 Total shareholders' equity ................     35,253,574      37,739,340
                                               ------------    ------------
 Total liabilities and shareholders' equity    $ 54,330,687    $ 50,365,065
                                               ------------    ------------



                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                               Nine Months Ended          Three Months Ended
                             ----------------------   -----------------------
                                  September 30,             September 30,
                                 2001        2000           2001        2000
                             ------------  ---------  ------------ ------------
Revenues ................... $  4,416,136        --      1,514,394         --
Cost of sales ..............    3,176,092        --      1,132,744         --
                             ------------  ----------  -----------  -----------
Gross Margin ...............    1,240,044        --        381,650         --

General and administrative
 expenses ..................      593,906     374,606      234,065      200,537
Management fee paid
 to managing shareholders ..    1,749,168   1,674,301      583,056      583,056
Research and development ...      238,776     833,816     (318,059)     171,204
                               ----------   ---------    ---------    ---------
  Total other operating
 expenses ..................    2,581,850   2,882,723      499,062      954,797
Loss from operations .......   (1,341,806) (2,882,723)    (117,412)    (954,797)

Other income (expense):
Interest income ............      139,788     361,101       39,632       38,580
Interest expense ...........     (788,271)       --       (293,008)        --
Interest income from
 Synergics Projects ........      409,825     312,500      136,609      187,500
Equity interest in:
(Loss) income from
 Maine Hydro Projects ......      (50,471)    279,370     (321,577)    (382,363)
(Loss) income from
Maine Biomass Projects ....      (269,680)   (295,549)     144,182     (125,453)
Income from Egypt Projects .      131,202      66,386       61,978        4,774
Loss from Santee River
 Rubber Project ............         --      (361,042)        --           --
Income from Quantum Conveyor         --        79,330         --        173,883
Loss from MetaSound ........         --      (717,434)        --       (150,992)
Loss from Mediterranean
 Fiber Optic Project/GFG ...         --       (49,924)        --           --
Income from United Kingdom
 Landfill Projects .........         --     1,175,012         --        355,027
Writedown of investment
 in Mediterranean
 Fiber Optic Project/GFG ...         --    (1,447,746)        --           --
Writedown of investment
 in Santee River
 Rubber Project ............         --    (8,247,340)        --     (8,247,340)
                               ---------   ---------    ---------    ----------
Other income
 (expense) net .............     (427,607) (8,845,336)    (232,184)  (8,146,384)
                               ---------    --------    ----------   ----------

 Loss from operations ......   (1,769,413)(11,728,059)    (349,596)  (9,101,181)

Income taxes ...............       74,658        --       (131,297)        --
                               ---------    --------    ----------    ---------
Loss before minority
 interest in net loss
 of consolidated
 subsidiaries ..............   (1,844,071)(11,728,059)    (218,299)  (9,101,181)
Minority interest
 in earnings (loss) of
 consolidated
 subsidiaries ..............       68,881    (366,879)      300,227     (75,329)
                               ---------- -----------    ----------    ---------

Net loss ...................  $(1,912,952) $(11,361,180) $(518,526) $(9,025,852)
                               ============  ==========  ==========    =======

                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                                    Managing
                                    Shareholders   Shareholder        Total
                                    ------------   ------------    ------------

Shareholders' equity,
 December 31, 2000 ..............   $ 38,154,142    $   (414,802)  $ 37,739,340

Cumulative translation adjustment       (567,086)         (5,728)      (572,814)

Net loss for the year ...........     (1,893,822)        (19,130)    (1,912,952)
                                    ------------    ------------   ------------

Shareholders' equity,
 September 30, 2001 .............   $ 35,693,234        (439,660)  $ 35,253,574
                                    ------------    ------------   ------------






Ridgewood Electric Power Trust V
Consolidated Statement of Comprehensive Loss  (unaudited)
--------------------------------------------------------------------------------


                            Nine Months Ended         Three Months Ended
                         --------------------------  ------------------------
                         September 30, September 30, September 30, September 30,
                            2001          2000            2001          2000
                         ------------  ------------  ------------  ------------

Net loss .............   $ (1,912,952) $(11,361,180) $   (518,526)   (9,025,852)

Cumulative translation
 adjustment ..........       (572,814)   (1,279,296)      (37,604)     (222,026)
                         ------------  ------------  ------------    ---------

Comprehensive loss ...   $ (2,485,766) $(12,640,476) $   (556,130)  $(9,247,878)
                         ------------  ------------  ------------    ----------




                 See accompanying notes to financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------
                                              Nine Months Ended
                                       -----------------------------
                                       September 30,    September 30,
                                            2001            2000
                                        ------------    ------------
Cash flows from operating activities:
Net loss ............................   $ (1,912,952)   $(11,361,180)
                                        ------------    ------------
Adjustments to reconcile net income
 to net cash flows from operating
 activities:
Depreciation and amortization .......      1,447,302            --
Loss (income) from Maine
 Hydro Projects .....................         50,471        (279,370)
Loss from Maine Biomass Projects ....        269,680         295,549
Loss from MetaSound Systems .........           --           717,434
Income from Quantum Conveyor ........           --           (79,330)
Loss from Santee River Rubber Project           --           361,042
Income from Egypt Projects ..........       (131,202)        (66,386)
Loss from Mediterranean Fiber
 Optic Project/GFG ..................           --            49,924
Income from United Kingdom
 Landfill Projects ..................           --        (1,175,012)
Interest income from Synergics Hydro        (409,825)       (312,500)
Writedown of investment
 in Mediterranean Fiber Optic
 Project/GFG ........................           --         1,447,746
Writedown of investment in
 Santee River Rubber Project ........           --         8,247,340
Minority interest in income
(loss) of consolidated
    subsidiaries ....................         68,881        (366,879)
Changes in assets and liabilities:
Increase in accounts receivable .....       (635,377)           --
(Increase) decrease in
 due from affiliates ................        164,237        (176,853)
Decrease (increase) in
 other current assets ...............        569,090         (29,200)
Increase (decrease) in
 accounts payable and accrued
         expenses ...................        916,001         (23,487)
Increase in deferred income taxes ...         67,382            --
Decrease in due to affiliates .......       (312,879)       (429,659)
                                        ------------    ------------
Total adjustments ...................      2,063,761       8,180,359
                                        ------------    ------------
Net cash provided by
 (used in) operating activities .....        150,809      (3,180,821)
                                        ------------    ------------
Cash flows from investing activities:
Capital expenditures ................     (3,539,901)           --
Purchase of power contract ..........     (3,192,929)           --
Investments in Egypt Projects .......           --        (2,200,256)
Investments in Synergics Hydro ......           --        (5,057,494)
Loans to Maine Biomass Projects .....       (450,000)           --
Distributions from Maine
 Hydro Projects .....................           --           800,000
Investments in Santee
 River Rubber Project ...............           --          (421,928)
Distributions from Egypt Projects ...        899,982            --
                                        ------------    ------------
Net cash used in investing activities     (6,282,848)     (6,879,678)
                                        ------------    ------------
Cash flows from financing activities:
Contributions to United
 Kingdom Landfill Projects by
 minority interest ..................      3,466,950            --
Borrowings under bank loan ..........      2,680,582            --
Cash distributions to shareholders ..           --        (2,672,565)
                                        ------------    ------------
Net cash provided by
 (used in) financing activities .....      6,147,532      (2,672,565)
                                        ------------    ------------
Net increase (decrease)
 in cash and cash equivalents .......         15,493     (12,733,064)
Cash and cash equivalents,
 beginning of year ..................      4,731,081      14,759,184
                                        ------------    ------------
Cash and cash equivalents,
 end of period ......................   $  4,746,574    $  2,026,120
                                        ------------    ------------
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

2. Summary Results of Operations for Selected Investments

Summary results of operations for the Maine Hydro Projects, which are accounted for under the equity method, were as follows:

              Nine Months Ended September 30,   Three Months Ended September 30,
                     2001           2000          2001            2000
                   -----------    -----------   -----------    -----------
Total revenue ...   $ 2,214,000    $ 3,082,000   $   145,000    $   227,000
Depreciation and
 amortization ...       832,000        841,000       278,000        280,000
Net income (loss)      (101,000)       559,000      (643,000)      (764,000)

Summary results of operations for the Maine Biomass Projects, which are accounted for under the equity method, were as follows:

              Nine Months Ended September 30,   Three Months Ended September 30,
                     2001           2000          2001            2000
                   -----------    -----------   -----------    -----------
Total revenue ...   $ 3,910,000    $ 1,838,000    $ 2,565,000   $   526,000
Depreciation and
 amortization ...       105,000        177,000         45,000        59,000
Net income (loss)      (539,000)      (591,000)       288,000      (251,000)

Summary results of operations for the Egypt Projects, which are accounted for under the equity method, were as follows:

              Nine Months Ended September 30,   Three Months Ended September 30,
                     2001           2000          2001            2000
                   -----------    -----------   -----------    -----------
Total revenue      $3,452,000      $1,169,000     $1,371,000   $  525,000
Net income ..         599,000         179,000        297,000       13,000

Summary results of operations for the UK Landfill Gas Projects, which were accounted for under the equity method through December 31, 2000, are as follows:


              Nine Months Ended September 30,   Three Months Ended September 30,
                     2001           2000          2001            2000
                   -----------    -----------   -----------    -----------
Total revenue     $4,416,000      $4,172,000     $1,514,000     $1,347,000
Net income ..        246,000       1,175,000        174,000        355,000

3. Legal Matters

As reported by the Trust in it's Form 10K for the year ended December 31, 2000, on June 2, 2000, Indeck Maine filed a "Complaint Requesting Fast Track Processing And Request For Immediate Action" with the Federal Energy Regulatory Commission ("FERC") seeking FERC's removal of bid restrictions placed on Indeck Maine's Projects. The Complaint asserted that the actions of the ISO in setting bid caps and unilaterally mitigating Indeck Maine's bids far exceeded its authority under the ISO's market rules. On July 26, 2000, FERC agreed with Indeck Maine and ruled that the ISO had no basis to impose bid restrictions upon Indeck Maine but, concluded, that "[we] will grant Indeck's request to order ISO-NE to remove the bid caps on Indeck's units as of the date of this order." Unfortunately, FERC failed to rule that the ISO bid caps and other restrictions were improper from their inception. On August 25, 2000, Indeck Maine filed a motion with FERC seeking a clarification that the bid restrictions were improper from inception or, in the alternative, a rehearing on that issue. FERC has yet to rule on the matter.

In addition, as stated above, in early October 1999, the ISO informed the Trust that a scheduled transmission outage for October 16 and 17 required the ISO to activate all possible generation in Maine. The Maine Biomass Projects, which had been shut down and which did not have full crews available, had a pre-existing offer to supply electric energy at a high price, reflecting the costs of restarting the plants, obtaining a crew on short notice and covering fixed costs. The ISO accepted the offer subject to its market rules and conditions. The Maine Biomass Plants operated as dispatched by the ISO on October 16 and, if they were paid in accordance with their offer terms, would have received in excess of $2.2 million. In November 1999, the ISO advised RPM that it would pay a total of $5,000 for the energy the Projects produced on October 16. The ISO has stated that, in its opinion, the Projects had monopoly-like market power on October 16 and that under the existing market rules it was only obligated to pay a rate based on variable costs unless the Projects could cost-justify a higher rate.

As a result, on October 24, 2000, Indeck Maine filed a complaint against the ISO in the Superior Court of Delaware alleging, among other things, that the ISO's action in October 1999 resulted in a breach of an express or implied contract, violated certain consumer protection laws and amounted to fraud. The ISO removed the litigation to Federal District Court in Delaware and filed a motion to dismiss Indeck's claims as improperly brought before the Court. ISO claims such matters belong before FERC. Indeck Maine opposed the ISO motions and filed a motion to remand the matter back to the Delaware courts. On October 9, 2001, the Federal District Court in Delaware decided the various motions before it and held that Indeck Maine's complaint be dismissed. Essentially, the Federal District Court agreed with the ISO and decided that the claims of Indeck Maine should be brought before FERC, rather than a court of law. Indeck Maine has filed an appeal of the District Court's decision to the Federal Court of Appeals for the Third Circuit and is determining whether to bring a complaint against the ISO before FERC.

4. Subsequent Events

In October 2001, the board of directors of Ridgewood WaterPure Corporation filed for Chapter 11 bankruptcy with the United States Bankruptcy Court. The company has discontinued its operations.

In October 2001, the parent company of the UK Landfill Gas Projects acquired, through the issuance of its shares, the assets of an unrelated third party development company. The development company's assets include seven new landfill projects. Of these projects, one is operating and the remainder are close to completion. In addition to the acquisition of assets, certain liabilities of the development company were also assumed.

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

Results of Operations
                                    For the Nine Months Ended September 30,
Project                                              2001            2000
                                                  ----------    ----------

Maine Hydro Projects ............           (2)      (50,000)      279,000
Maine Biomass Projects ..........           (2)     (270,000)     (296,000)
Mediterranean Fiber Optic Project           (2)         --         (50,000)
Synergics Projects ..............           (3)      410,000       313,000
Egypt Projects ..................           (2)      131,000        66,000
Waterpure .......................           (3)     (239,000)     (834,000)
Quantum Conveyor ................           (2)         --          79,000
Santee River Rubber Project .....           (2)         --        (361,000)
MetaSound Sytems ................           (2)         --        (717,000)
United Kingdom Landfill Projects            (1)      246,000     1,175,000

(1) Earnings, net of minority interest, in 2001. Equity interest in income of the project in 2000.
(2) Equity interest in the project.
(3) Interest income

The equity loss from the Maine Hydro Projects for the first nine months of 2001 was $50,000, a decrease of $329,000 as compared to $279,000 of equity income for the same period of 2000. The loss for the third quarter of 2001 was $322,000, a decrease of $60,000 as compared to the third quarter of 2000 loss of $382,000. The decrease in income is due to the below average river flows for 2001.

The equity loss from the Maine Biomass Projects for the first nine months of 2001 was comparable to that of the first nine months of 2000. The Maine Biomass Projects provided $144,000 of equity income for the third quarter of 2001 compared to an equity loss of $125,000 for the third quarter of 2000. The increase in third quarter income is due to the West Enfield plant returning to full time operation during the second quarter of 2001.

The Trust recorded interest income from the note related to the Synergics Projects of $137,000 for the third quarter and $410,000 for the first nine months of 2001. The Trust acquired the note in April 2000.

The Trust recorded $131,000 of net income related to the Egypt projects in the first nine months of 2001, compared to the $66,000 of income recorded in the same period in 2000. The first Egyptian Projects began operation in the first quarter of 2000. Additional projects have followed and have become operational during 2000 and 2001.

The equity loss in the Santee River Rubber project of $361,000 for the first nine months of 2000 did not recur due to the writedown of the project in the third quarter of 2000. The Trust recorded losses of $50,000 in 2000, related to its investment in GFG. GFG was not able to develop the planned Mediterranean Fiber Optic Project and subsequently ceased operations in 2000. The Trust's losses from Quantum Conveyor, the Santee River Rubber Project and MetaSound Systems recorded in 2000 did not recur because these projects were written off by the Trust in the second half of 2000.

The Trust recorded income from its equity interest in the United Kingdom Landfill Projects of $1,175,000 and $355,000 for the first nine months and third quarter, respectively, of 2000. Effective December 31, 2000, the Trust began to account for these projects under the consolidation method of accounting. For the first nine months of 2001, revenues of $4,416,000 ($1,514,000 in the third quarter) and cost of sales of $3,176,000 ($1,133,000 in the third quarter) related to the consolidated United Kingdom Landfill Projects.

Interest income declined by $221,000 from $361,000 for the first nine months of 2000 to $140,000 in the first nine months of 2001 due to lower average cash balances. Interest expense of $788,000 and $293,000 in the first nine months and third quarter, respectively, of 2001 relate to the United Kingdom Landfill Projects which were accounted for using the equity method in 2000 and consolidation in 2001.

Except for the $1,448,000 writedown of its investment in GFG in 2000, other Trust-level expenses in 2001 were comparable to 2000.

The Trust incurred $239,000 of research and development costs related to its Ridgewood WaterPure water distillation technology for the first nine months of 2001. The decrease in costs are due to the winding down of Ridgewood WaterPure's operations.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 3 under Notes to Financial Statements.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RIDGEWOOD ELECTRIC POWER TRUST V
                                                       Registrant

November 14, 2001                By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)