Form 10-K
period 2001-12-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2002-04-25
CIK 1060755

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                     Commission File No. 0-24143

                        RIDGEWOOD ELECTRIC POWER TRUST V
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                           22-3437351
(State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

  c/o Ridgewood Power LLC, 947 Linwood Avenue, Ridgewood, New Jersey 07450
         (Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, including Area Code:  (201) 447-9000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Investor Shares of Beneficial Interest

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 30, 2002 was $93,288,750.

Exhibit Index is located on page [36].

PART I

Item 1.  Business.

Forward-looking statement advisory

         This Annual Report on Form 10-K, as with some other statements made by Ridgewood Electric Power Trust V (the "Trust") from time to time, includes forward-looking statements. These statements discuss business trends and other matters relating to the Trust's future results and business. In order to make these statements, the Trust has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Trust in the future may be materially different from the Trust's statements here.

     The Trust therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Trust's other filings with the Securities and Exchange Commission and its offering materials discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

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

(a)  General Development of Business.

    The Trust was organized as a Delaware business trust on March 12, 1996 to participate in the development, construction and operation of independent power generating facilities and similar capital projects ("Independent Power Projects" or "Projects"). Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation, is the Corporate Trustee of the Trust.

     The Trust sold whole and fractional shares of beneficial interest in the Trust ("Investor Shares") at $100,000 per Investor Share, and terminated its private placement offering on April 15, 1998. It raised approximately $93,000,000. Net of offering fees, commissions and expenses, the offering provided approximately $76,000,000 for investments in the development and acquisition of Independent Power Projects and operating expenses. The Trust has approximately 1,620 holders of Investor Shares (the "Investors").

         The Trust is organized to be similar to a limited partnership. Ridgewood Power LLC (the "Managing Shareholder"), a Delaware limited liability company, is the Managing Shareholder of the Trust. In general, the Managing Shareholder has the powers of a general partner of a limited partnership. It has complete control of the day-to-day operation of the Trust. The Trust has a Corporate Trustee, Ridgewood Energy Holding Corporation. The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust.

         Robert E. Swanson and certain Swanson family trusts own 100% of the equity of the following entities:

o Ridgewood Securities Corporation ("Ridgewood Securities")- Placement Agent;
o Ridgewood Power Management, LLC ("RPM") - Operates certain of the Projects owned by the Trust and six other trusts organized by the Managing Shareholder;
o Ridgewood Power LLC ("Ridgewood Power")- Managing Shareholder of the Trust and six other trusts; o Ridgewood Energy Holding Corporation - Corporate Trustee for the Trust and six other trusts; and o Ridgewood Capital Management LLC ("Ridgewood Capital") - marketing affiliate and manager of seven venture capital funds.


         Mr. Swanson has sole voting and investment power over the Swanson family trusts and is the sole manager, chief executive officer of the above entities.

         In addition, the Trust is affiliated with the following trusts organized by the Managing Shareholder (collectively the "Other Power Trusts"):

o Ridgewood Electric Power Trust I ("Power I"); o Ridgewood Electric Power Trust II ("Power II"); o Ridgewood Electric Power Trust III ("Power III"); o Ridgewood Electric Power Trust IV ("Power IV"); o The Ridgewood Power Growth Fund (the "Growth Fund"); and o Ridgewood/Egypt Fund ("Egypt Fund").

         On November 5, 2001, the Trust sent to Investors a "Notice of Solicitation of Consents" in which the Trust sought the Investor's consent to amend the Amended Declaration of Trust ("Declaration") to, among other things, eliminate provisions that require the Trust to have an independent review panel, whose purpose was to review certain affiliated transactions. The Consents were tabulated at the close of business on December 31, 2001. A total of 932.8877 Investor Shares were outstanding and entitled to be voted. Based on such tabulation, a majority of Investor Shares consented to such withdrawal and amendments.

 (b)  Financial Information about Industry Segments.

     The Trust operates in only one industry segment: independent power generation and similar projects.

(c)  Narrative Description of Business.

(1)  General Description.

     The Trust was formed to participate in the development, construction and operation of Projects that generate electricity for sale to utilities and other users, and that might provide heat energy to users, as well as other similar or capital projects that have similar risk-return characteristics, such as water desalinization facilities.

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

         The 14 hydroelectric projects have an aggregate rated capacity of 11.3 megawatts. All electricity generated by the projects over and above their own requirements is sold to either Central Maine Power Company ("Central Maine") or Bangor Hydro-Electric Company ("Bangor Hydro") under long-term power purchase contracts. Eleven of the contracts expire at the end of 2008 and the remaining three expire in 2007, 2014 and 2017. The power contracts contain a provision that enabled the price paid by Central Maine and Bangor to be re-determined by the Maine Public Utilities Commission ("Maine PUC"). In 2001, the Maine PUC reviewed the prices paid by Central Maine and Bangor and such prices were lowered. However, the Trust believes that the overall impact of the lowered price to the Maine Hydro Projects' revenue will not be material to the Trust. The Maine Hydro Projects are "run-of-river" facilities, which means that the amount of water passing through the turbines, and thus revenues generated, is directly dependent upon the fluctuating level of flow of the river or stream. Therefore, the amount of such flow, along with other intangibles, has a much greater impact on revenues.

        The Maine Hydro Projects entered into a five year operating and maintenance agreement with CHI Energy, Inc. under which a subsidiary of CHI Energy manages and administers the Maine Hydro Projects for a fixed annual fee of $307,500 (adjusted upwards for inflation), plus an annual incentive fee equal to 50% of the excess of aggregate net cash flow over a target amount of $1.875 million per year. The maximum incentive fee is $112,500 per year; to the extent the annual net cash flow exceeds $2.1 million, the excess will be carried forward to future years; to the extent that the annual net cash flow is less than $1.875 million, the deficit will be carried forward to future years. In addition, CHI Energy is reimbursed for certain operating and maintenance expenses. The agreement had an initial five-year term, which was extended for another five-year term on June 30, 2001. The agreement can be extended for one more additional five-year term by mutual consent of the parties thereto.

(ii) Maine Biomass Projects

         On July 1, 1997, the Trust and Power IV purchased a preferred membership interest in Indeck Maine Energy, L.L.C. ("Indeck Maine"), an Illinois limited liability company that owns two electric power generating stations fueled by waste wood at West Enfield and Jonesboro, Maine. The Trust and Power IV purchased the interest through a limited liability company owned equally by each. The Trust's share of the purchase price was $7,298,000 and Power IV provided an equal amount of the total purchase price.

         Indeck Energy Services, Inc. ("Indeck"), an entity unaffiliated with the Trust, Power IV or any of their affiliates, owns the junior membership interest in Indeck Maine. The preferred membership interest entitles the Trust and Power IV to receive all net cash flow from operations each year until they receive an 18% annual cumulative return on their capital contributions to Indeck Maine. Any additional net operating cash flow in that year is paid to Indeck until the total paid to it equals the amount of the 18% preferred return to the Trust and Power IV for that year, without cumulation. Any remaining net operating cash flow for the year is payable 25% to the Trust and Power IV together and 75% to Indeck, unless the Trust and Power IV have recovered their capital contributions from proceeds of a capital event. Thereafter, these percentages change to 50% each. All non-operating cash flow, such as proceeds of capital events, is divided equally between (a) the Trust and Power IV and (b) Indeck. RPM operates the Projects and charges its expenses to Indeck Maine at its cost.

         Each of the Projects has a 24.5 megawatt rated capacity and uses steam turbines to generate electricity. The fuel is wood chips, bark, sawmill residue and other forest related biomass. Both projects are QFs under PURPA. The Maine Biomass Projects are members of the New England Power Pool ("NEPOOL"), an association of New England generators, transmission utilities, distribution utilities, power marketers and others. NEPOOL's control and market regulation responsibilities are managed by ISO-New England, Inc. ("ISO"), an independent, non-profit organization company.

         Due to the high costs associated with their operation, if the Maine Biomass Projects are not operating pursuant to a bilateral agreement with another party, they are generally operated, if at all, as peak load plants on those few days per year (typically during summer heat waves) when there are power and reserve shortages in New England. During the rest of the year, the Maine Biomass Projects are shut down but are capable of being restarted on several days' advance notice. Because the Projects are capable of providing electricity, they are entitled to sell their "installed capability," or "ICAP," a measurement of the rated ability of a generating plant to produce electric power. Power plants are credited with installed capability whether or not they run. A member of NEPOOL that serves load (i.e., electric consumers)must own or purchase installed capability on a monthly basis that at least equals its expected load for the month (the maximum amount of power that its customers may demand) plus mandated reserves. Generating facilities may enter into contracts to sell installed capability or were able to purchase it through ISO auction.

         On November 28, 2000, Indeck Maine entered into a "Power Sales Confirmation Agreement" with Constellation Power Source, Inc., ("Constellation") pursuant to which Indeck Maine sold electric power to Constellation from the West Enfield Facility for a period beginning June 1, 2001 through February 28, 2002. Upon expiration of the Constellation Contract, Indeck Maine entered into a power sales agreement with Select Energy to sell the electric energy from the West Enfield Plant for the month of March 2002. Select has the option of extending such contract for four additional one-month extensions.

         In 1997, the State of Massachusetts passed the Electric Restructuring Act, which, among other things, required that the State encourage the development and construction of renewable resources. The Act requires entities that sell electricity to end-use retail customers in Massachusetts to have in their electric portfolio a certain percentage of renewable resources. Such resources are termed RPS Attributes. Failure to have the required amount of renewable energy results in a payment to the state equal to $.005/kwh for every kwh of the deficiency. The Massachusetts Division of Energy Resources ("DOER") recently issued final regulations regarding the RPS Attributes ("RPS Regulations"). The RPS Regulations require that renewable electric generation facilities, such as the Maine Biomass Plants, qualify as such pursuant to and as required by the RPS Regulations. The Trust believes that the electric output of the Maine Biomass Plants will qualify for RPS Attributes. If the West Enfield Facility obtains such qualification from the DOER, then, pursuant to the power sales contract, Select Energy will also purchase and pay an additional amount for the RPS Attributes associated with the electric energy it purchased from the West Enfield Facility. While the agreement with Select Energy is only for a term of possibly five months, given the market and proposed supply of renewable resources that can qualify for the RPS Attributes, the Trust believes that the Maine Biomass Plants will be able to sell their RPS Attributes pursuant to longer-term contracts. However, no negotiations regarding such contracts have taken place.

         Finally, for 2001, Indeck Maine funded the approximately $1 million difference between the Maine Biomass projects' revenues and operating expenses by borrowing from its members. The Trust provided 25% of the loans, Power IV also provided an equal 25% and the remaining 50% was provided by Indeck, all on the same terms. Indeck Maine issued demand promissory notes bearing interest at 5% per year to evidence the indebtedness. Except for the joint ownership of Indeck Maine, neither Indeck nor its affiliates are affiliated with or has any material relationship with the Trust, Power IV, their Managing Shareholder or their affiliates, directors, officers or associates of their directors and officers.

(iii)  Santee River Rubber Company

         The Trust and Power IV purchased preferred membership interests in Santee River Rubber Company, LLC, a South Carolina limited liability company ("Santee River"). Santee River built a waste tire and rubber processing facility (the "Facility") located in Berkeley County, South Carolina. The Trust and Power IV purchased the interest through a limited liability company owned two-thirds by the Trust and one-third by Power IV. The Trust's share of the $13,470,000 purchase price for the membership interest in Santee River was $8,980,000 and Power IV provided the remaining $4,490,000. The remaining equity interest in Santee River was owned by a wholly owned subsidiary of Environmental Processing Systems, Inc. ("EPS") of Garden City, New York. EPS was the developer of the Facility. EPS provided administrative services to Santee River during the construction of the Facility at its cost (including direct and indirect costs and allocable overhead). At the same time as it sold the Trust and Power IV their membership interest, Santee River borrowed $16,000,000 through tax-exempt revenue bonds sold to institutional investors and another $16,000,000 through taxable convertible bonds sold to qualified institutional purchasers (collectively the "Debt"). It also obtained $4,500,000 of subordinated financing from the general contractor for the Facility, which is only repayable if the Facility meets specified construction and performance criteria.

         The Facility was constructed by Bateman Engineering, Inc. (the "Contractor") pursuant to a turnkey construction agreement between the Contractor and Santee River for a fixed price of $30.5 million. The Facility was designed to receive and process waste tires and other waste rubber products and produce fine crumb rubber of various sizes. Due to a variety of reasons including, the Trust believes, wasteful and possibly fraudulent practices of EPS, as well as design and other technical problems, the Facility was unable to perform as represented and never achieved commercial operation. On October 26, 2000, EPS, on behalf of Santee River, filed a Chapter 11 bankruptcy proceeding in U.S. Bankruptcy Court for the District of South Carolina. In the third quarter of 2000, the Trust wrote down its entire investment in Santee River to zero. As previously reported, the Trust instituted litigation against EPS alleging fraud, breach of contract and other claims. This litigation was effectively stayed, then ultimately dismissed, as a result of the bankruptcy proceeding.

         The bankruptcy proceeding continued for all of 2001. The Santee River Facility was sold for approximately $3,500,000; $2,400,000 in cash and $1,000,000 in a note. A large part of the cash to be received from the sale transaction will go to pay the administrative expenses of the bankruptcy proceeding. The Trust believes that it was entitled to the first $457,000 of the remaining cash to repay some earlier and additional loans provided by the Trust to Santee River in order to fund the testing of the facility. As part of the agreement to provide such loan, the Debtor agreed to give the Trust a priority for such amount in any liquidation. Upon the sale, however, the Debtor was not agreeable to re-paying the Trust the full amount of the $457,000 loan. The Trust filed for a temporary restraining order to prevent the distribution of the proceeds. The Trust and the Debt have agreed to settle the outstanding claim. The Trust and Power IV will receive a cash payment of $300,000 and the remaining $157,000 will be allowed as an unsecured, non-priority claim against the bankruptcy estate.

(iv)     Quantum Conveyor Systems, LLC

     Quantum Conveyor Systems, LLC ("Quantum"), a company located in Northvale, New Jersey, had developed a process of integrating control technology, software and conveying equipment into a modular, cost-effective conveying system. In the first quarter of 2000, Quantum ceased all material operations and the Trust wrote off the entire investment for a loss of $2.8 million. There has been no material change in Quantum's activities of financial position since the cessation of operations. Further information on Quantum's business and the structure of the Trust's investment is found in the Trust's previous Annual Reports on Form 10-K.

(v) MetaSound Systems, Inc.

     MetaSound Systems, Inc. ("MetaSound") was organized to develop "digital audio marketing" systems tied into the Internet. The systems were designed to provide digital-quality messages, music and sound information to telephone callers on hold or in a call-center queue while they wait or to shoppers, visitors and others in retail stores and waiting areas. MetaSound was unable to attract sufficient business to become profitable and the Managing Shareholder concluded that additional funding from the Trust was not appropriate. MetaSound unsuccessfully continued to seek additional equity financing until its capital was exhausted in January 2000. On December 31, 2000, the Trust wrote off the entire investment in MetaSound. Further information on MetaSound's business and the structure of the Trust's investment is found in the Trust's previous Annual Reports on Form 10-K.

 (vi) Ridgewood Waterpure

     Ridgewood Waterpure Corporation ("Waterpure") is a 54% owned subsidiary of the Trust. Waterpure was to develop an advanced water distillation system that was previously developed by Superstill Corporation ("Superstill"). Superstill, located in California, became a debtor under Chapter 11 of the Bankruptcy Code in 1997. In December 1998, Waterpure acquired substantially all of the assets of Superstill (consisting primarily of patents, intellectual property rights and in-process research and development) under a plan of reorganization approved by the U.S. Bankruptcy Court for the Northern District of California and Superstill's creditors.

     The Trust invested $3,500,000 and acquired 54% of Waterpure's common stock. Creditors and licensors of intellectual property to Superstill received the remaining 46% of the common stock in exchange for their claims against Superstill. The Trust's invested funds were used by Waterpure to design, develop and commercialize water distillation and purification systems using the Superstill technology.

        Waterpure, however, was unable to produce a unit with a commercially acceptable price and operating characteristics. Although the Waterpure technology produces very pure water, it is more expensive to build, more expensive to power and more difficult to maintain than other technologies that produce acceptable drinking water. In addition, the minority shareholder of Waterpure brought a legal action challenging Waterpure's rights to license and sell its projects. Such litigation proved to be quite time consuming and expensive to defend. Waterpure used its available cash to develop and market its products, as well as defend against the litigation. In 2001, the available cash ran out and the shareholders of Waterpure were all unwilling to provide additional funds. Therefore, in October 2001, Waterpure filed under Chapter 7 of the U.S. Bankruptcy Code to liquidate its assets. Such filing was made in the Northern District of Ohio, but has since been transferred to the U.S. Bankruptcy Court for the Northern District of California and essentially is being handled in conjunction with the Superstill bankruptcy proceeding.

(vii) United Kingdom Landfill Projects

         In 1999, the Trust organized Ridgewood U.K. LLC, an English limited liability company ("UK LLC") which formed Ridgewood UK Ltd ("UK LTD") to acquire certain operating landfill gas generating projects located in England, Scotland and Spain (the "UK Projects"). During 2001, the Growth Fund was admitted as a member of UK LLC and contributed capital to allow UK LTD to acquire more UK Projects. The Trust and the Growth Fund own an interest in UK LLC in proportion to the capital each has contributed, net of distributions and allocated profits and losses. At December 31, 2001, UK LLC is owned 70% by the Trust and 30% by the Growth Fund. Prior to October 16, 2001, UK LLC owned 100% of the outstanding shares of UK LTD which had acquired 10 UK Projects.

         On October 16, 2001, UK LTD issued additional shares as part of a transaction (the "UK Merger") to acquire various landfill gas projects in operation and under development, the assets of a company managing the UK Projects and the assets of a company developing landfill gas projects. All of the assets acquired were part of an affiliated group of companies that had developed and operated the first 10 UK Projects. Subsequent to the UK Merger, UK LTD changed its name to CLPE Holdings Limited. As a result of the UK Merger, UK LLC's ownership interest in UK LTD decreased from 100% to 76.3%.

         Certain shareholders of UK LTD are attempting to renovate certain older projects in the United Kingdom. Under the terms of the UK Merger agreement, if they are successful in renovating these projects and the projects meet certain performance tests, UK LTD will be obligated to acquire the renovated projects in exchange for the issuance of additional shares. The number of shares to be issued is dependent on the projected financial performance of the renovated projects. If UK LTD issues the maximum number of shares to acquire the renovated projects, UK LLC's ownership of UK LTD would fall from 76.3% to 63.5%

         Under the terms of the merger, certain directors and employees of UK LTD have the option to acquire shares in UK LTD. The price to exercise the options is equal to the share price of UK LTD at the time of the merger. If all the options were exercised, UK LTD would receive approximately $2.9 million from the exercise of the options and UK LLC's ownership of UK LTD would fall from 76.3% to 67.2%. If all the options were exercised and UK LTD issues the maximum number of shares to acquire the renovated projects, UK LLC's ownership of UK LTD would fall to 57%.

         UK LTD now owns 13 UK projects with a capacity of 23 megawatts. 14 additional projects are under development. The Trust has invested $16.7 million in UK LTD and the Growth Fund has invested $5.8 million. In addition to equity financing, the remaining portion of the purchase price for the UK Projects was furnished under a credit facility provided to UK LTD by The Bank of Scotland, which has an outstanding balance of $14.5 million at December 31, 2001.

         The UK LTD sells all of the electricity it produces to quasi-autonomous non-governmental organizations that purchase electricity generated by renewable sources (such as landfill gas power plants) on behalf of all British utilities in order to meet British environmental protection goals. The electricity prices are increased annually by a factor equal to the percentage increase in the United Kingdom Retail Price Index. Prior to the UK Merger, an affiliate of the developers of the UK Projects provided day-to-day maintenance and administrative services under subcontract for a flat fee per kilowatt-hour. As part of the UK Merger, UK LTD acquired the net assets of the company which was providing the maintenance and administrative services. UK LTD is now responsible for its own operating expenses which include development and administrative, operation, labor and maintenance activities for all of its UK Projects.

         In addition to the plants located throughout Great Britain, UK LTD has a 50% ownership interest in CLP Organogas SL ("Organogas"), a 2 megawatt plant located in Seville, Spain. UK LTD obtained its interest in Organogas, as well as a 50% interest in CLP Envirogas, SL, a management and development service company also located in Seville, Spain, as part of the UK Merger.

(viii) Egyptian Projects

     In late 1998, the Trust and the Growth Fund began investigating Egyptian opportunities. The two Trusts organized Ridgewood Near East Holdings, LLC, a New Jersey limited liability company ("Holdings") as a holding company for their Egyptian investments. In 2001, the Egypt Fund became a member of Holdings. The three Trusts to date have contributed approximately $39.1 million to Holdings. Each Trust owns equity in Holdings in proportion to the capital it has contributed, net of distributions and allocated profits and losses. Holdings, in turn, owns all of the equity in the Egyptian operating subsidiaries, including Ridgewood Egypt For Infrastructure LTD ("REI"), which is the entity through which Egyptian investments are made. REI has developed projects to supply electricity and potable water to the tourist industry on the Red Sea in Egypt.

         REI has 18 water plants constructed or under development, with a total capacity of 21,200 cubic meters per day of potable water production (one cubic meter equals 264.2 U.S. gallons) and 6 electric generation plants constructed or under development with a total capacity of 23,400 kilowatts.

         REI's projects generally sell their electricity and drinking water output under contracts governed by Egyptian law. There is no formal regulatory authority that reviews those prices or which has authority to set them. Long-term electricity and water contracts generally include an annual price escalation clause as well as a fuel price adjustment clause to insulate REI from fuel price increases. Most contracts are denominated in Egyptian pounds. Although the buyer is therefore allowed to pay in local currency, those long-term contracts generally contain a currency adjustment clause that is intended to keep REI whole if the Egyptian currency depreciates against the U.S. dollar. Most contracts contain minimum annual purchase requirements. Where REI supplies the electricity to the customer, REI also provides the electricity for the water desalination equipment and includes that electricity cost in the amount billed for water. Otherwise, the customer has the responsibility for providing electric power and bears the risk of electricity price changes.

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

     All of REI's water desalination plants employ reverse osmosis equipment ("R/O"). This is a process where seawater or brackish water (water with less salt than seawater but which is not drinkable or palatable) is pumped at high pressure (1,000 pounds per square inch) through thin, porous membranes. The pressurized water passes through but the salt and other large molecules remain behind and thus are separated from the purified water. This process has been in existence for over thirty years and is widely used throughout the world. There are many suppliers of the R/O equipment and the membranes. REI primarily purchases R/O equipment from a U.S. company named Waterlink, because it believes Waterlink offers the best combination of price, service and quality. However REI is not dependent on Waterlink and can build plants using other manufacturers' equipment.

     REI's operating expenses, which are charged against the Egyptian Projects' cash flow, include, development and administrative, operation and maintenance activities for all of its Egyptian Projects. Electric generation costs that are dependent on production volume include diesel fuel, consumables, maintenance and major repairs. All of REI's electricity sales contracts provide for a 100% cost pass-through as the price of diesel fuel changes.

     As a result of the September 11, 2001 terrorist attacks against the United States, tourism in Egypt plummeted. Despite the continued violence in the Middle East and the continued volatility of the region, recently the number of bookings at the resorts serves by REI have increased, although they are still less than normal or expected. The Trust anticipates that the effects of the September 11th attacks and the current unrest in the Middle East will have a short-term effect on Egyptian tourism.

              (ix) Mediterranean Fiber Optic Project

      In September 1999, the Trust and the Growth Fund organized Ridgewood MedFiber LLC and each of them contributed $1.5 million to the joint venture on equal terms. Ridgewood MedFiber then invested the $3 million in a 25% equity interest in Global Fiber Group, a developer that was exploring a proposal to construct a 3,600 kilometer (2,200 mile) long underwater fiber optic cable among Spain, Southern France and Italy via the Mediterranean Sea. In February 2000 the original management, which had been unable to obtain additional equity financing for the Project, agreed to withdraw from the venture. Ridgewood MedFiber was unable to find other equity investors for the venture and the venture ceased activity in the second quarter of 2000. Accordingly, the Trust wrote off its entire investment in the Project effective March 31, 2000.

(x)      Synergics, Inc. Acquisition

        Beginning in late 1999, the Managing Shareholder of the Trust, began negotiations to buy nine existing hydroelectric generating plants from Synergics, Inc. ("Synergics"). In the course of negotiations and due diligence, the Managing Shareholder learned that one of Synergics' lenders had declared a payment default against Synergics and that the lender had agreed to discharge the debt at a substantial discount from the face amount if payment was made by the end of April 2000. In order to preserve the benefit of the lender's offer and to allow completion of the acquisition on favorable terms, the Trust and the Growth Fund, through a joint venture, acquired the debt from the lender on April 28, 2000 for a payment of $17 million to the lender. The debt remains in default, but the joint venture is not exercising its remedies against Synergics or the Synergics subsidiaries pending the proposed acquisition described below. The Trust supplied $5 million of the capital used by the joint venture to acquire the debt and the Growth Fund supplied the remaining $12 million. The Trust and the Growth Fund will own the joint venture in proportion to the capital each supplies and neither will have preferred rights over the other.

            The joint venture intends to acquire the Synergics hydroelectric generation business by paying an additional $1 million to the shareholders of Synergics and paying up to an additional $1.7 million of Synergics' tax liabilities that might be incurred as a result of the sale of its assets. In addition, the joint venture may forgive all or part of the $17 million of outstanding debt and $774,114 of accrued interest. In addition, there is approximately $8.625 million of debt owed to Fleet Bank, N.A. Depending upon the ultimate structure of the transaction, the Fleet debt will either be discharged (if an asset purchase transaction) or left intact (if a stock purchase transaction). The structuring and closing of the acquisition will be finalized after a review of certain financial, contractual and tax considerations. Until the acquisition closes, Synergics has agreed to retain all working capital for the account of the joint venture and to allow the joint venture to approve all operational decisions and expenditures. Synergics is cooperating closely with the joint venture in making operational decisions. However, although the joint venture currently intends to acquire the Synergics hydroelectric generation business as promptly as possible, neither the joint venture nor the Trust and the Growth Fund are obligated to acquire Synergics or any of its assets. The president of Synergics agreed to vote the stock of Synergics, Inc. beneficially owned by him (approximately 69% of the voting stock) in favor of a merger or other corporate reorganization as specified by the Trust and the Growth Fund that materially complies with the provisions outlined above.

         (3)  Project Operation.

             The Maine Hydro Projects are QFs and have entered into long-term power purchase agreements ("Power Contracts") with their local distribution utilities. Under the Power Contracts for the Maine Hydro Projects, the local utilities are obligated to purchase the contractual output of the Projects at formula prices. No separate payments are made for capacity or capability and all payments under the Power Contracts are made for energy supplied. The Maine Hydro Projects are licensed or operated as "run-of-river" facilities, which means that the amount of water passing through the turbines is directly dependent upon the fluctuating level of flow of the river or stream. The Maine Hydro Projects have a very limited ability to store water during high flows for use at low flow periods. Therefore, they produce electric energy and sell it as generated at the fixed rates provided in the Power Contracts. The Maine Hydro Projects are not subject to fuel price changes or supply interruptions. Because the Maine Hydro Projects are "run-of-river" hydroelectric plants, their output is dependent upon rainfall and snowfall in the areas above the dams. Output is generally lowest in the summer and highest in the spring and fall.

         The Maine Biomass Projects burn whole-tree wood chips, as well as wood from processing of raw wood at paper mills or sawmills. The price of wood waste fluctuates from time to time and may be a determinant of whether the Projects can run profitably or not. The major causes of the fluctuation are changes in woodcutting or wood processing volumes caused by general economic conditions, increases in the use of wood waste by paper mills for their own cogeneration plants, changes in demand from competing generating plants using wood waste or paper mill refuse and weather conditions. The cost of wood waste is currently significantly in excess of that anticipated at the time the Maine Biomass Projects were purchased.

         Although the Maine Biomass Projects are QFs, they do not have long-term Power Contracts and sell their capacity and electric energy through bilateral contracts with utilities and other entities that distribute electricity. Generators may sell directly to such entities on a bilateral basis, or they may sell to the ISO. The ISO dispatches generating plants and takes their power in accordance with offers and its estimate of the most economical means of providing sufficient reliable electricity. It computes the clearing price for each electrical product on an hourly basis, bills loads for their shares of the products and is to pay generators in accordance with the generators' offers and the market rules.

         The Maine Biomass Projects are "renewable power" projects. "Renewable power" (often called "green power") is a catchphrase that includes Projects (such as solar, wind, small hydroelectric, biomass, geothermal and landfill-gas) that do not use fossil fuels or nuclear fuels. Renewable power plants typically have high capital costs and often have total costs that are well above current total costs for new gas-turbine production. As described above, in Massachusetts, RPS Attributes are required to be purchased by entities serving end-use retail electric customers. RPS Attributes are obtained from renewable resources, such as the Maine Biomass Projects. As a result of the RPS Attribute program in Massachusetts, and similar programs in other states that have not yet been finalized, the Maine Biomass Projects may be able to sell their electric output and the renewable or "green" credits associated with such electric power at a premium over current wholesale electric rates.

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

         In order to operate, most Projects require a variety of permits, including zoning and environmental permits. Inability to obtain such permits will likely mean that a Project will not be able to commence operations, and even if obtained, such permits must usually be kept in force in order for the Project to continue its operations. Compliance with environmental laws is also a material factor in the independent power industry. The Trust believes that capital expenditures for and other costs of environmental protection have not materially disadvantaged its activities relative to other competitors and will not do so in the future.

         The electricity markets in the United Kingdom were fully deregulated several years before deregulation began in the U.S. Accordingly, the Trust, through UK LTD, has invested in a niche area, landfill gas power plants. Several of the Other Power Trusts own interests in two large landfill gas power plants in Rhode Island and California and the technology and business are familiar to Ridgewood Power. Further, because of the ecological benefits of landfill gas power plants, the U.K. government has required utilities to enter into 15 year Power Contracts at premium prices, through the Non-Fossil Fuels Purchasing Agency. The UK Landfill Projects enjoy a status similar to QFs in the U.S. with long-term Power Contracts. They enjoy a guaranteed price and market for their output and are not subject to price fluctuations for their fuel. The major business risks and considerations are keeping operating costs at a minimum through good design, preventative maintenance and attention to fuel quality, governmental policy changes and exchange rate fluctuations affecting the pound-denominated revenues from the Projects. Thus the Trust believes that these investments in a stable Western European country with a guaranteed market for the output have the potential for long-term, stable income. Ridgewood Power is investigating hedging and other strategies to reduce exchange rate risk when cash flows from the UK Gas Projects become large enough to make these strategies practical.

         The Egyptian projects are substantially riskier. Generally, these Projects are being developed at remote resort hotel sites on the Red Sea, which are distant from other electric and water sources. REI is developing the Projects itself using local engineering personnel and contractors. Environmental, construction, legal, and labor requirements are often unclear and can change unpredictably at any time and without warning. REI may find it difficult to enforce contracts and other legal obligations against local suppliers or customers. There are no backup facilities to provide electricity or water if the Projects fail or are unusable for any period of time. Specifications for Projects have changed suddenly and unpredictably and in some cases it has been necessary for REI to construct additional infrastructure. Cultural, language and political differences between Egypt and the U.S. may impair communication with personnel, cause errors and possibly cause hostile action against the Projects by employees, residents or governmental agencies. There have been occasional terrorist incidents in Egypt directed against Western tourists and tourist facilities. In addition, terrorist attacks such as those against the United States on September 11, 2001, although far removed from Egypt, can have a devastating effect on tourism. Further such incidents might deter tourism and make the host hotel resorts unprofitable or might even be directed against the Egyptian Projects or their personnel.

      The Projects burn light fuel oil in diesel engines, which is brought in by tanker truck. Supply interruptions, oil spills or fires are possible. Although the Projects are exposed to world oil price variations, this risk is mitigated because many of the Power Contracts contain price adjustments tied to fuel oil prices that should substantially transfer the risk to the customers.

      The customers of most of the Egyptian Projects are single hotels. It is possible that adverse events in the tourist industry, such as labor disputes, airline problems, shortages of personnel, changes in customer taste, environmental problems, overbuilding and international political or cultural developments could depress tourist trade to the point that the hotels would be unable to pay. Other risks include currency conversion and repatriation risks, exchange rate fluctuations, taxation disputes, international hostilities, arbitrary governmental action, religious tensions, anti-foreign sentiments and legal changes.

(4) Trends in the Independent Power and Other Industries

    (i)  U.S. Electric Industry

           The Trust is somewhat insulated from recent deregulatory trends in the electric industry because the Maine Hydro Projects are QFs with long-term formula-price Power Contracts and a majority of the Trust's investments are outside the United States.

         However, in general, 2001 was an extremely volatile and unpredictable year for the electric generation and independent electric power industry. In the State of California the year began with the state experiencing severe electricity shortages. As a result, California, particularly San Francisco, experienced rolling blackouts, high wholesale electric prices, and subsequently, retail electric rates soared, and the California investor owned electric utilities ("IOUs") experienced severe and critical cash shortages due, in large part, to the fact that for 2000 and part of 2001 their rates to retail consumers were frozen such that increased wholesale prices could not be passed on to consumers. PG&E thus declared bankruptcy in April 2001 and for much of the summer and fall of 2001, it was not at all clear whether Southern California Edison Company would be able to survive without declaring bankruptcy. Moreover, other parts of the United States, particularly New England, experienced wholesale price spikes and shortages and while there was speculation that such areas would experience California type blackouts and shortages, such events never materialized.

         During most of 2001, as a result of the high wholesale prices in California and other parts of the United States, independent power producers naturally responded by either purchasing additional existing electric generation or announcing plans to build additional new electric generation. There were estimates that an additional 50,000 megawatts would be constructed during the next several years. While such purchasing and proposed construction began prior to 2001 and was not all in response to the California electric crisis, there is not doubt that such crisis accelerated IPP purchasing and proposed construction. However, as 2001 progressed the electric crisis appeared to fade and wholesale prices fell significantly. Such change was due in large measure to the work of various governmental agencies, extremely mild weather over much of the United States, an increase electric conservation and a decrease in natural gas prices, which fuel an overwhelming majority of the power plants.

         In addition to the problems described above regarding California, on December 2, 2001, Enron Corp. ("Enron") filed for protection under the U.S. Bankruptcy Code in the largest bankruptcy filing in United States history. While extremely complicated and still the subject of a large number of congressional and regulatory agency investigations, it appears that the Enron bankruptcy resulted in large measure from the restatement of earnings and reduction of shareholders' equity that Enron announced due to accounting irregularities. Because Enron is primarily a power marketer that relies heavily on an investment grade credit to conduct its power marketing business, when the restatements were announced, rating agencies, such as Moody's and Standard & Poor's, lowered Enron's credit rating, which in turn caused Enron's trading partners to liquidate power contracts and/or refuse to continue to conduct business with Enron. Enron's bankruptcy soon resulted.

         As a result of Enron's bankruptcy, many independent power producers have seen their stock prices and credit rating plummet. In an attempt to reverse such events, many IPPs have attempted to "clean-up" their balance sheets and reduce debt by either selling (or attempting to sell) power facilities recently purchased and have also cancelled many proposed new construction projects. In addition to Enron's bankruptcy, the extremely low wholesale prices, the erratic regulatory framework and the fact that many states have either canceled deregulation or limited its scope and appeal, have all contributed to decision to discontinue construction of new power plants. Although electric supply is currently meeting demand nationwide due, in large measure, to mild weather, low gas prices, new generation already online, and the economic downturn, there is a possibility that should the economy turn around, gas prices increase, conservation decrease and demand increase, shortages nationwide could result. While such shortages could create social and political problems for entities that own and operate electric generation facilities, such as the Trust, electric shortages generally equate to higher wholesale electric prices.

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

    (ii) Foreign operations.

         The UK Projects operate under long-term contracts with the Non-Fossil Fuels Purchasing Agency, a quasi-governmental agency. They enjoy a guaranteed price and market for their output and are not subject to price fluctuations for their fuel. The UK Projects are relatively unaffected by developments in the United Kingdom electricity markets, which included the introduction in 2001 of the New Electricity Trading Arrangements ("NETA"). NETA replaced the Electricity Pool with a competitive wholesale energy market. This has resulted in a reduction of around 40% in the wholesale electricity price. Whilst NETA has not impacted the income stream for the UK Projects, it has caused problems for small generators. The industry regulator, OFGEM, is looking at resolving these issues.

       The Egyptian Projects are developed at remote resort hotel sites on the Red Sea, which are distant from other electric and water sources. As a result, REI is relatively unaffected by trends in the Egyptian water and power industry, which is concentrated along the Nile River and Mediterranean Coast. Prices for power and water delivered to the Egyptian Projects hotels are based on contracted rates. Some contracts are short-term and in other cases, hotels may attempt to renegotiate the terms of their contracts. The market price for water not under contract varies depending on many factors, including fuel cost, availability of other sources of supply (primarily other desalination plants or the Nile River), demand (which is heavily dependant on temperature) and availability of transportation (primarily trucks and pipelines).

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

     The UK Projects sell their output to a government agency and are not subject to competition. Currently, the Egyptian Projects are located in remote coastal areas that are not linked to the national electric power network and thus are not subject to substantial competition for providing electricity. The water Projects do not face substantial competition except from trucked-in water. This also means that there is no substantial backup for the Projects if they cannot operate for any reason. It is possible that in future years the national network may extend to some or all of the Project sites, in which case there might be competition.

(6)  Regulatory Matters.

     United States Regulation.

(i)      Energy Regulation

         The Projects located in the United States are Independent Power Projects that are subject to a variety of law, including: (A) PURPA, which, pursuant to regulations issued by FERC, provide incentives for the development of QFs and generally provides an exemption from the provisions of the Public Utility Holding Company Act of 1935, as amended (the "Holding Company Act"), the Federal Power Act, as amended (the "FPA"), and, except under certain limited circumstances, from state laws regarding rate or financial regulation. (B) The Federal Power Act, which gives FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce. While QFs under PURPA are exempt from the rate-making and certain other provisions of the FPA, non-QFs are subject to the FPA and to FERC rate-making jurisdiction. If any of the Trust's electric power Projects failed to be a QF, it would have to comply with the FPA, unless it filed for exempt-wholesale generator status under the Energy Policy Act. (C) State Regulation. State public utility regulatory commissions have broad jurisdiction over Independent Power Projects which are not QFs under PURPA, and which are considered public utilities in many states. In states where the wholesale or retail electricity market remains regulated, Projects that are not QFs may be subject to state requirements to obtain certificates of public convenience and necessity to construct a facility and could have their organizational, accounting, financial and other corporate matters regulated on an ongoing basis.

         (ii) Environmental Regulation.

     The construction and operation of Projects and the exploitation of natural resource properties are subject to extensive federal, state, local and foreign laws and regulations adopted for the protection of human health and the environment and to regulate land use. The laws and regulations applicable to the Trust and Projects in which it invests primarily involve the discharge of emissions into the water and air and the disposal of waste, but can also include wetlands preservation and noise regulation. These laws and regulations in many cases require a lengthy and complex process of renewing licenses, permits and approvals from federal, state local and foreign agencies. Obtaining necessary approvals regarding the discharge of emissions into the air is critical to the development of a Project and can be time-consuming and difficult. Each Project requires technology and facilities that comply with federal, state local and foreign requirements, which sometimes result in extensive negotiations with regulatory agencies. Meeting the requirements of each jurisdiction with authority over a Project may require extensive modifications to existing Projects.

         Environmental, construction, legal, and labor requirements are often unclear and can change unpredictably at any time and without warning.

(d) Financial Information about Geographic Areas

              For 2001, all revenues recorded by the Trust were from the United Kingdom. In 2001, 97.9% of revenue was received from the Non-Fossil Fuels Purchasing Agency, a quasi-governmental organization. The financial statements of the Maine Hydro Projects, the Maine Biomass Projects, Quantum, MetaSound and the Egyptian Projects are not consolidated with those of the Trust and, accordingly, their revenues are not considered to be operating revenues. As of and for the year ended December 31, 2001, income (loss) from sources inside and outside the United States and asset locations were as follows:

Geographic
Location            Income (loss)          Assets

United States      $(3,889,000)          $ 18,219,000

United Kingdom        (392,000)             28,200,000

Egypt                   33,000              3,837,000

(e)  Employees.

     The Trust has no employees. The persons described below at Item 10 - Directors and Executive Officers of the Registrant serve as executive officers of the Trust and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Trust business.

REI has approximately 85 employees located in Egypt. UK LTD has approximately 41 employees located in the United Kingdom.

Item 2.  Properties.

     Pursuant to the Management Agreement between the Trust and the Managing Shareholder (described at Item 10(c)), the Managing Shareholder provides the Trust with office space at the Managing Shareholder's principal office at The Ridgewood Commons, 947 Linwood Avenue, Ridgewood, New Jersey 07450.

     The following table shows the material properties (relating to Projects) owned or leased by the Trust's subsidiaries or partnerships or limited liability companies in which the Trust has an interest.

                                                     Approximate
                                                       Square
                     Ownership  Ground   Approximate  Footage of   Description
                     Interests  Lease      Acreage    Project          of
Projects   Location  in Land  Expiration   of Land    (Actual        Project
                                                     or Projected)
Maine Hydro 14 sites  Owned     n/a        24            n/a      Hydro-
            in Maine  by joint                                     electric
                      venture*                                     facilities

UK Projects 13 sites in  Leased or  2014-  less than   n/a     Landfill gas
            England,     licensed   2015    10 acres           fueled gene-
            Scotland and by UK LTD                             ration plants
            Spain

Egyptian    26 sites    Leased      n/a    less than      n/a    Electric gen-
            in Egypt    by REI ***         10 acres            erating or
                                                               water desali-
                                                               nation facil-
                                      ties

Maine    West Enfield  Owned     n/a       less        18,000     Wood waste-
 Bio-    and Jonesboro, by joint           than                 fired genera-
 mass    Maine          venture**           25                  tion facility


*Joint venture equally owned by Trust and Power IV.
**  Joint venture owned by Indeck, the Trust and Power IV.
*** Joint venture owned by Trust, Growth Fund and Egypt Fund



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

         As a result, on October 24, 2000, Indeck Maine filed a complaint against the ISO in the Superior Court of Delaware alleging, among other things, that the ISO's action in October 1999 resulted in a breach of an express or implied contract, violated certain consumer protection laws and amounted to fraud. As a result of various pre-trial motions filed by the parties, such litigation, was filed as a complaint before FERC. In April 2002, FERC ruled on this complaint in favor of the ISO. The Company has not determined whether it will appeal or otherwise contest the ruling by FERC.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On November 5, 2001, the Trust issued to the Investors a "Notice of Solicitation of Consents," in which the Trust sought the consent of Investors to amend the Trust's Amended and Restated Declaration of Trust ("Declaration") to eliminate certain procedural requirements that were originally included in the Declaration, including, but not limited to, deleting the section of the Declaration requiring Independent Trustees. Consents were tabulated at the close of business on December 31, 2001. A total of 932.8877 Investor Shares were outstanding and entitled to be voted. Based on such tabulation, a majority of Investor Shares consented to such amendments.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Trust sold 932.887 Investor Shares of beneficial interest in the Trust in its private placement offering, which concluded on April 15, 1998. There is currently no established public trading market for the Investor Shares and the Trust does not intend to allow a public trading market to develop. As of the date of this Annual Report on Form 10-K, all such Investor Shares have been issued and are outstanding. There are no outstanding options or warrants to purchase, or securities convertible into, Investor Shares.

     Investor Shares are restricted as to transferability under the Declaration. In addition, under federal laws regulating securities the Investor Shares have restrictions on transferability when persons in a control relationship with the Trust hold the Investor Shares. Investors wishing to transfer Shares should also consider the applicability of state securities laws. The Investor Shares have not been and are not expected to be registered under the Securities Act of 1933, as amended (the "1933 Act"), or under any other similar law of any state (except for certain registrations that do not permit free resale) in reliance upon what the Trust believes to be exemptions from the registration requirements contained therein. Because the Investor Shares have not been registered, they are "restricted securities" as defined in Rule 144 under the 1933 Act.

         The Managing Shareholder has investigated the possibility and feasibility of a combination of the Trust and the Other Power Trusts into a publicly traded entity. This would require the approval of the Investors in the Trust and the other programs after proxy solicitations, complying with requirements of the Securities and Exchange Commission, and a change in the federal income tax status of the Trust from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or other programs. After conducting investigations during 2001, the Managing Shareholder concluded, and informed the Investors, that given current market conditions caused by, among other things, the general U.S. economic down turn, the September 11th terrorist attacks, the Enron bankruptcy and general volatility in the independent power business, it is preferable to delay significant expenditures pursuing any such combination until market conditions, as described above, improve.

(b)  Holders

     As of the date of this Annual Report on Form 10-K, there are 1,620 record holders of Investor Shares.

(c)      Dividends

The Trust made distributions as follows for the years ended December 31, 2001 and 2000:

                                         Year ended December 31,
                                            2001           2000
Total distributions to Investors        $    --      $ 3,922,376
Distributions per Investor Share             --            4,205
Distributions to Managing Shareholder        --           39,620

     The Managing Shareholder discontinued quarterly distributions effective January 1, 2001. The Trust's decision whether to make future distributions to Investors and their timing will depend on, among other things, the net cash flow of the Trust and retention of reasonable reserves as determined by the Trust to cover its anticipated expenses. See Item 7, Management's Discussion and Analysis.

         Occasionally, distributions may include funds derived from the release of cash from operating or debt services reserves. Further, the Declaration authorizes distributions to be made from cash flows rather than income, or from cash reserves in some instances. For purposes of generally accepted accounting principles, amounts of distributions in excess of accounting income may be considered to be capital in nature. Investors should be aware that the Trust is organized to return net cash flow rather than accounting income to Investors.

Item 6  Selected Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.


                         As of and for the Years Ended December 31,
                      2001          2000       1999       1998          1997

Sales              6,233,030          --          --         --           --
Net loss          (4,239,670) (16,805,021) (4,975,059) (2,643,662) (1,345,153)
Net assets
(shareholders'
  equity)         32,050,290   37,739,340  60,433,793  69,216,738  53,046,118
Investments in
 Plant and
 Equipment (net
 of depreciation) 17,752,929   11,906,363         --         --          --
Investment
 in Power
 Contract(net
 of
 amortization)    17,915,749     9,721,949          --           --        --
Total assets      61,605,609    50,365,065   62,395,597   71,735,025 54,469,925
Long-term
 obligations      14,959,385     9,980,679         --            --        --
Per Share of Trust:
  Revenues (loss)      6,681           --          --            --        --
  Net loss            (4,545)      (18,013)      (5,333)      (2,834)    (1,763)
  Net asset value     34,356        40,454       64,983       74,303     69,342
Distributions to
 Investors               --          4,205        4,186        4,383      1,833

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

Introduction

         The following discussion and analysis should be read in conjunction with the Trust's consolidated financial statements and the notes thereto presented below. Dollar amounts in this discussion are generally rounded to the nearest $1,000.

         The consolidated financial statements include the accounts of the Trust and Waterpure Corporation. The Trust's investment in the Synergics Hydro projects is in the form of a note receivable and, accordingly, the Trust's earnings are in the form of interest income. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects, Maine Biomass Projects, Santee River, Quantum, MetaSound, the Egypt Projects and GFG.

         Through December 31, 2000, the Trust used the equity method of accounting for its investment in the UK Projects because its ability to exercise control over these projects was expected to be temporary due to the anticipated investment in these projects by the Growth Fund. Due to delays in construction of the additional landfill gas plants, the Growth Fund elected to invest some of its funds in unrelated projects. As a result, the Trust expects to maintain control over the projects. As a result, effective on December 31, 2000, the Trust began to account for these projects using the consolidation method of accounting.

Outlook

         The U.S. electricity markets are being restructured and there is a trend away from regulated electricity systems towards deregulated, competitive market structures. The states that the Trust's Projects operate in have passed or are considering new legislation that would permit utility customers to choose their electricity supplier in a competitive electricity market. The Maine Hydro Projects are "Qualified Facilities" as defined under the Public Utility Regulatory Policies Act of 1978 and currently sell their electric output to utilities under long-term contracts. Eleven of the Maine Hydro Projects' contracts expire in 2008 and the remaining three expire in 2007, 2014 and 2017. During the term of the contracts, the utilities may or may not attempt to buy out the contracts prior to expiration. At the end of the contracts, the Projects will become merchant plants and may be able to sell the electric output at then current market prices. There can be no assurance that future market prices will be sufficient to allow the Trust's Projects to operate profitably.

         The Maine Hydro Projects have a limited ability to store water. Accordingly, the amount of revenue from electricity generation from these Projects is directly related to river water flows, which have fluctuated as much as 30% from the average over the past ten years. It is not possible to accurately predict revenues from the Maine Hydro Projects.

         The Maine Biomass Projects sold electricity under short-term contracts during 1997. The Projects were shutdown and had minimal operations in 1998, 1999 and 2000. One project resumed full time operations on June 1, 2001 and sold electricity to Constellation Power Source, Inc. under a nine-month contract that expired on February 28, 2001. It now sells electricity to Select Energy on a month-to-month basis. The other project is currently shutdown and will not be operated (except for required tests) unless sales arrangements are obtained which would provide sufficient revenue to allow the Project to operate profitably.

         Except for the Egyptian Projects, all power generation projects currently owned by the Trust produce electricity from renewable energy sources, such as hydropower and biomass ("renewable power," and sometimes called "green power"). In the State of Maine, as a condition of licensing, competitive generation providers and power marketers will have to demonstrate that at least 30% of their generation portfolio is from renewable power sources. Other states in the New England Power Pool have or are expected to have similar renewable power licensing requirements, although the percentage of renewable power generation may differ from state to state. These renewable power licensing requirements should have a beneficial effect on the future profitability of the Trust's Projects.

         In Egypt, the Trust, Growth Fund and Egypt Fund have constructed or are developing 18 water desalination plants and 6 electric generation plants. When development is complete, which is expected to occur in the second quarter of 2002, the total capacity of the water and power plants is expected to be approximately 5,600,000 U.S. gallons per day and 23.4 megawatts, respectively. Each plant has a contract with a hotel or group of hotels for the sale of the water or electricity produced from the plant. These contracts have terms of up to thirty years.

         The Trust, through a United Kindgdom subsidiary, has purchased thirteen landfill gas fired plants in the United Kingdom with a capacity of 23 megawatts. The Trust has a net ownership interest of 53% in the subsidiary. The plants sell the electricity to a quasi-autonomous non-governmental organization an inflation adjusted price for 15 years. The subsidiary is developing 14 additional projects in the United Kingdom.

            The Trust and the Growth Fund also purchased a note receivable from Synergics for approximately $17 million. The joint venture intends to acquire nine hydroelectric dams owned by Synergics by forgiving the $17 million of outstanding debt and $774,114 of accrued interest, and paying an additional $1 million to the shareholders of Synergics and paying up to an additional $1.7 million of Synergics' tax liabilities that might be incurred as a result of the sale of its assets. The president of Synergics agreed to vote the stock of Synergics beneficially owned by him (approximately 69% of the voting stock) in favor of a merger or other corporate reorganization as specified by the Trust and the Growth Fund that materially complies with the provisions outlined above.


         Additional trends affecting the independent power industry generally are described at Item 1 - Business.

Significant Accounting Policies

The Trust's plant and equipment is recorded at cost and is depreciated over its estimated useful life. The estimate useful lives of the Trust's plant and equipment range from 3 to 15 years. A significant decrease in the estimated useful life of a material amount of plant and equipment could have a material adverse impact on the Trust's operating results in the period in which the estimate is revised and subsequent periods. The Trust evaluates the impairment of its long-lived assets based on projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Estimates of future cash flows used to test the recoverability of specific long-lived assets are based on expected cash flows from the use and eventual disposition of the assets. A significant reduction in actual cash flows and estimated cash flows may have a material adverse impact on the Trust's operating results and financial condition.

Results of Operations

The year ended December 31, 2001 compared to the year ended December 31, 2000.

         Total revenues and cost of sales of $6,233,000 and $5,594,000, respectively, in 2001 were generated by the UK Projects. As indicated above, prior to 2001 the results of operations of the UK Projects were accounted for using the equity method of accounting. As a result, the Trust did not report any revenues or cost of sales in 2000.

         General and administrative expenses increased $223,000, or 94%, to $461,000 in 2001 from $238,000 in 2000. The increase reflects the general and administrative costs of the UK Projects, whose results of operations are consolidated with those of the Trust effective on December 31, 2000.

         Research and development expense decreased $1,721,000, or 86%, to $285,000 in 2001 from $2,006,000 in 2000. The decrease reflects the reduction in spending by Waterpure, which ran out of funds for additional spending and declared bankruptcy in 2001.

         The management fee paid to the Managing Shareholder was relatively unchanged at $2,332,000 in 2001 compared to $2,257,000 in 2000.

         The Trust recorded a loss from operations of $2,439,000 in 2001 compared to a loss from operations of $4,501,000 in 2000, a change of $1,472,000. The change primarily reflects the decrease in research and development expense from the Trust's Waterpure subsidiary.

         The Trust recorded interest income from the note related to the Synergics Projects of $410,000 in 2001, an increase of $46,000 or 13%, from the $364,000 recorded in 2000. The Trust acquired the note in April 2000.

         Interest expense of $979,000 in 2001 relates to the UK Projects whose operations were not consolidated with those of the Trust in 2000.

         Interest income, excluding interest related to the Synergics Projects note, decreased by $191,000 or 54% to $162,000 in 2001 from $353,000 in 2000 reflecting lower average cash balances on hand.

         The Trust recorded an equity loss of $363,000 from the Maine Hydro Projects in 2001, a change of $615,000 from the equity income of $252,000 recorded in 2000. This decrease is due to extremely low rainfall and river flows which caused a significant drop in revenue in 2001 compared to 2000.

         The Trust's equity loss from the Maine Biomass Project increased $264,000 or 41%, to $904,000 in 2001 from $640,000 as a result of the cost of starting up one of the facilities in 2001 and reduced revenue from installed capacity in 2001 compared to 2000.

         In 2000, the Trust recorded equity income (losses) of $(361,000), $(717,000) and $(57,000) and $79,000 from Santee River, MetaSound, GFG and Quantum, respectively. These projects were written off by the Trust in 2000, resulting in a charge of $12,714,000.

         As a result of consolidating the UK Projects, the Trust recorded an income tax provision for United Kingdom taxes of $307,000 in 2001.

         In 2001, the minority interest in loss of consolidated income of $335,000 relates to the UK Projects. In 2000, the minority interest in loss of consolidated income of $865,000 relates to the Waterpure subsidiary.

         The Trust's net loss decreased $12,565,000 or 75% from a loss of $16,805,000 in 2000 to $4,240,000 in 2001, primarily reflecting the absence of charges for the writedown of investments in 2001.

The year ended December 31, 2000 compared to the year ended December 31, 1999.

         As indicated above, prior to 2001 the results of operations of the UK Projects were accounted for using the equity method of accounting. As a result, the Trust did not report any revenues or cost of sales in 2000 or 1999.

          The increase in general and administrative expenses of $138,000 or 138% from $100,000 in 1999 to $238,000 in 2000 reflects legal expenses associated with Santee River.

         The increase in research and development expense of $747,000 or 59% to $2,006,000 in 2000 from $1,259,000 in 1999 reflects WaterPure's increased spending on research and development to produce a production model using the Superstill water distillation technology.

         The management fee paid to the Managing Shareholder was relatively unchanged at $2,257,000 in 2000 compared to $2,378,000 in 1999.

         The Trust's loss from operations decreased by $206,000 or 4% from a loss of $4,707,000 in 1999 to a loss of $4,501,000 in 2000. The change primarily reflects the absence of a $970,000 charge recorded in 2000 for due diligence costs related to a transaction that was abandoned, partially offset by the decrease in research and development expense from the Trust's Waterpure subsidiary.

         The Trust recorded interest income from the note related to the Synergics Projects of $364,000. The Trust acquired the note in April 2000. Interest income, other than from the Synergics Projects note, decreased to $355,000 from $1,246,000 in 1999 as a result of the lower average cash balances on hand during the year.

         The decrease in income from the Maine Hydro Projects from $849,000 in 1999 to $252,000 in 2000 reflects lower revenues and higher repair costs in 2000 compared to 1999. The decrease in revenues reflected lower-than-average rainfall, which decreased water flow through the hydroelectric dams. The increase in repair costs were primarily caused by damaged generating equipment at one dam.

         The decrease in the loss from the shutdown Maine Biomass Projects from $1,007,000 in 1999 to $640,000 in 2000 reflects higher revenue related to the installed capacity of the plant.

         The Trust recorded a loss from Santee River in 2000 compared to income in 1999, reflecting the Trust's share of the cost of staffing the plant in 2000 prior to the project's bankruptcy filing. In 1999, the plant was under construction and was not fully staffed.

         The decrease in the loss related to MetaSound reflects the reduced spending at MetaSound in 2000 compared to 1999. The reduced spending at MetaSound was a result of cutbacks in order to conserve funds. MetaSound's funds were exhausted in the first quarter of 2001 and it has ceased operations.

         The Trust recorded income of $79,000 from Quantum in 2000 compared to a loss of $346,000 in 1999 due to reduced spending at Quantum in 2000 compared to 1999. The reduced spending at Quantum was a result of cutbacks in order to conserve funds. Quantum's funds were exhausted in the first quarter of 2001 and it reduced its operations to a minimal level.

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

         The increase in income from the Trust's United Kingdom landfill gas fired plants from $180,000 in 1999 to $552,000 in 2000 primarily reflects the impact of a full year of operations.

         In 2000, the Trust had a net loss of $16,805,000 as compared to a net loss of $4,975,000 in 1999. The 2000 net loss includes $12,714,000 of charges relating to the writedown of investments in Santee River, MetaSound, GFG and Quantum.

Liquidity and Capital Resources

         In 2001 and 2000, the Trust's operating activities used cash of $1,729,000 and $3,621,000, respectively.

         In 2001, the Trust's investing activities used $8,797,000, primarily related to capital expenditures and acquisitions related to the UK Projects. Prior to December 31, 2000, the results of operations of the UK Projects were not consolidated with those of the Trust. In 2000, the Trust's investing activities used $2,468,000, primarily for investments in Synergics Hydro and Egypt as it completed its investment program. In addition, the Trust's cash balance was improved by the consolidation of $3,404,000 of cash from the United Kingdom Landfill Projects effective on December 31, 2000, which were previously accounted for under the equity method.

         In 2000, the use of cash in financing activities of $3,939,000 primarily related to distributions to shareholders. Beginning December 31, 2000, the results of operations of the UK Projects were consolidated with those of the Trusts. The source of cash from financing activities of $8,315,000 in 2001 primarily represents contributions from the Growth Fund to UK LLC and borrowings from the Bank of Scotland to acquire UK Projects.

         During the fourth quarter of 1997, the Trust and Fleet Bank,N.A. (the "Bank") entered into a revolving line of credit agreement, whereby the Bank provides a three year committed line of credit facility of $750,000. The credit line was extended until July 31, 2002. Outstanding borrowings bear interest at the Bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5%. The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to
1. The credit facility was obtained in order to allow the Trust to operate using a minimum amount of cash, maximize the amount invested in Projects and maximize cash distributions to shareholders. There were no borrowings under the line of credit in 2001 or 2000.

         Obligations of the Trust are generally limited to payment of a management fee to the Managing Shareholder and payments for certain administrative, accounting and legal services to third persons. Accordingly, the Trust has not found it necessary to retain a material amount of working capital.

      The UK Projects have secured long-term debt, without recourse to the Trust, with scheduled principal payments as follows:

2002            $609,550
2003             795,650
2004             864,599
2005             975,520
2006           1,092,435
Thereafter    10,149,979

      The UK Projects' secured long-term debt bears interest at rates tied to LIBOR, which can fluctuate significantly over time. The UK Projects potential annual exposure to a 10% increase in interest rates is estimated to be $58,000 at December 31, 2001.

         The Trust is exposed to foreign currency risk primarily through its investments in the United Kingdom and Egypt.

         The Maine Hydro Projects, Egyptian Project and UK Projects have certain long-term obligations relating to their sales contracts and property leases. These long-term obligations are not guaranteed by the Trust. The Trust and its subsidiaries anticipate that during 2002 their cash flow from operations will be sufficient to meet their obligations.

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

         The Trust's consolidated United Kingdom Landfill Gas Projects investments in financial instruments are short-term pound denominated obligations of large banks and trade accounts receivable and payable.

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

                                                December 31, 2001
                                              Expected Maturity Date
                                                        2001
                                                      (U.S. $)
Bank Deposits and Certificates of Deposit           $   92,000
Average interest rate                                    1.77%

                                                      (U.S. $)
Bank Deposits denominated in United Kingdom Pounds  $ 2,427,000
Average interest rate                                    3.50%


Item 8.  Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Report of Independent Accountants                       F-2
Consolidated Balance Sheets at December 31,
  2001 and 2000                                         F-3
Consolidated Statements of Operations for the
  three years ended December 31, 2001                   F-4
Consolidated Statements of Comprehensive Loss for
 the three years ended December 31, 2001                F-4
Consolidated Statements of Changes in Shareholders'
 Equity for the three years ended December 31, 2001     F-5
Consolidated Statements of Cash Flows for the three
  years ended December 31, 2001                         F-6
Notes to Consolidated Financial Statements              F-7 to F-10

Financial Statements for Maine Hydro Projects
Financial Statements for Maine Biomass Projects

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

PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a)  General.

     As Managing Shareholder of the Trust, Ridgewood Power LLC has direct and exclusive discretion in management and control of the affairs of the Trust. The Managing Shareholder is entitled to resign as Managing Shareholder of the Trust only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder) or (ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

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

         The Managing Shareholder has also organized the Other Power Trusts, as Delaware business trusts to participate in the independent power industry. Ridgewood Power LLC is now also their managing shareholder. The business objectives of these five trusts are similar to those of the Trust.

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

         The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust over the last 18 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities LLC ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the six trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Capital Management LLC ("Ridgewood Capital"), which assists in offerings made by the Managing Shareholder and which is the sponsor of seven privately offered venture capital funds; Ridgewood Power VI LLC ("Power VI"), which is a managing shareholder of the Growth Fund, and RPM. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

         Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

         Robert E. Swanson, age 55, has also served as President of the Trust since its inception in 1991 and as President of RPM, the Other Power Trusts since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I, II,III and IV venture capital funds ("Ridgewood Venture Funds"). In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

         Robert L. Gold, age 43, has served as Executive Vice President of the Managing Shareholder, RPM, the Trust, and the Other Power Trusts since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Venture Funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

         Martin V. Quinn, age 54, has been the Executive Vice President and Chief Operating Officer of the Managing Shareholder, RPM, the Trust and other Power Trusts since April 2000. Before that, he had assumed the duties of Chief Financial Officer of Ridgewood Power in November 1996 under a consulting arrangement. In April 1997, he became a Senior Vice President and Chief Financial Officer of Ridgewood Power and the Fund.

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

         Daniel V. Gulino, age 41 has been Senior Vice President and General Counsel of the Managing Shareholder, RPM, the Trust, and other Power Trusts since August 2000. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

         Christopher I. Naunton, 37, has been the Vice President and Chief Financial Officer of the Managing Shareholder, RPM, the Trust, and Other Power Trusts since April 2000. From February 1998 to April 2000, he was Vice President of Finance of an affiliate of the Managing Shareholder. Prior to that time, he was a senior manager at the predecessor accounting firm of PricewaterhouseCoopers LLP. Mr. Naunton's professional qualifications include his certified public accountant qualification in Pennsylvania, membership in the American Institute of Certified Public Accountants and Pennsylvania Institute of Certified Public Accountants. He holds a Bachelor of Science degree in Business Administration from Bucknell University (1986).

         Mary Lou Olin, age 49, has served as Vice President of the Managing Shareholder, RPM, Ridgewood Capital, the Trust, the Other Power Trusts since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

(c)  Management Agreement.

     The Trust has entered into a Management Agreement with the Managing Shareholder detailing how the Managing Shareholder will render management, administrative and investment advisory services to the Trust. Specifically, the Managing Shareholder will perform (or arrange for the performance of) the management and administrative services required for the operation of the Trust. Among other services, it will administer the accounts and handle relations with the Investors, provide the Trust with office space, equipment and facilities and other services necessary for its operations and conduct the Trust's relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required. The Managing Shareholder will also be responsible for making investment and divestment decisions, subject to the provisions of the Declaration.

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

     Each Investor consented to the terms and conditions of the initial Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement is subject to termination at any time on 60 days' prior notice by a majority in interest of the Investors or the Managing Shareholder. The Management Agreement is subject to amendment by the parties with the approval a majority in interest of the Investors.

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

(f)  Corporate Trustee

     The Corporate Trustee of the Trust is Ridgewood Holding. Legal title to Trust property is now and in the future will be in the name of the Trust, if possible, or Ridgewood Holding as trustee. Ridgewood Holding is also a trustee of the Other Power Trusts and of an oil and gas business trust sponsored by Ridgewood Energy and is expected to be a trustee of other similar entities that may be organized by the Managing Shareholder and Ridgewood Energy. The President, sole director and sole stockholder of Ridgewood Holding is Robert E. Swanson; its other executive officers are identical to those of the Managing Shareholder. The principal office of Ridgewood Holding is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

(g)  Section 16(a) Beneficial Ownership Reporting Compliance

     All individuals subject to the requirements of Section 16(a) have complied with those reporting requirements during 1999.

(h)  RPM.

     As discussed above at Item 1 - Business, RPM assumed day- to-day management responsibility for the Maine Biomass Projects in March 1999. Like the Managing Shareholder, RPM is wholly owned by Robert E. Swanson. It will enter into an "Operation Agreement" with the Indeck Maine Energy, LLC under which RPM, under the supervision of the Managing Shareholder, will provide the management, purchasing, engineering, planning and administrative services for the Maine Biomass Projects. RPM will charge the Trust at its cost for these services and for the Trust's allocable amount of certain overhead items. RPM shares space and facilities with the Managing Shareholder and its affiliates. To the extent that common expenses can be reasonably allocated to RPM, the Managing Shareholder may, but is not required to, charge RPM at cost for the allocated amounts and such allocated amounts will be borne by the Trust and other programs. Common expenses that are not so allocated will be borne by the Managing Shareholder.

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

     The executive officers of RPM are the same as those of the Managing Shareholder set forth above.

Item 11.  Executive Compensation.

     The Managing Shareholder compensates its officers without additional payments by the Trust. The Trust will reimburse RPM at cost for services provided by RPM's employees. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 - Certain Relationships and Related Transactions.

         Ridgewood Holding, the Corporate Trustee of the Trust, is not entitled to compensation for serving in such capacity, but is entitled to be reimbursed for Trust expenses incurred by it, which are properly reimbursable under the Declaration.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The Managing Shareholder purchased for cash of $83,000 in the offering one full Investor Share. By virtue of its purchase of Investor Shares, the Managing Shareholder is entitled to the same ratable interest in the Trust as all other purchasers of Investor Shares. No other Trustees or executive officers of the Trust acquired Investor Shares in the Trust's offering. No person beneficially owns 5% or more of the Investor Shares.

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

Item 13.  Certain Relationships and Related Transactions.

          The Declaration provides that cash flow of the Trust, less reasonable reserves which the Trust deems necessary to cover anticipated Trust expenses, is to be distributed to the Investors and the Managing Shareholder (collectively, the "Shareholders"), from time to time as the Trust deems appropriate. Prior to Payout (the point at which Investors have received cumulative distributions equal to the amount of their capital contributions), each year all distributions from the Trust, other than distributions of the revenues from dispositions of Trust Property, are to be allocated 99% to the Investors and 1% to the Managing Shareholder until Investors have been distributed during the year an amount equal to 14% of their total capital contributions (a "14% Priority Distribution"), and thereafter all remaining distributions from the Trust during the year, other than distributions of the revenues from dispositions of Trust Property, are to be allocated 80% to Investors and 20% to the Managing Shareholder. Revenues from dispositions of Trust Property are to be distributed 99% to Investors and 1% to the Managing Shareholder until Payout. In all cases, after Payout, Investors are to be allocated 80% of all distributions and the Managing Shareholder 20%.

     For any fiscal period, the Trust's net profits, if any, other than those derived from dispositions of Trust Property, are allocated 99% to the Investors and 1% to the Managing Shareholder until the profits so allocated offset (1) the aggregate 14% Priority Distribution to all Investors and (2) any net losses from prior periods that had been allocated to the Shareholders. Any remaining net profits, other than those derived from dispositions of Trust Property, are allocated 80% to the Investors and 20% to the Managing Shareholder. If the Trust realizes net losses for the period, the losses are allocated 80% to the Investors and 20% to the Managing Shareholder until the losses so allocated offset any net profits from prior periods allocated to the Shareholders. Any remaining net losses are allocated 99% to the Investors and 1% to the Managing Shareholder. Revenues from dispositions of Trust Property are allocated in the same manner as distributions from such dispositions. Amounts allocated to the Investors are apportioned among them in proportion to their capital contributions.

     On liquidation of the Trust, the remaining assets of the Trust after discharge of its obligations, including any loans owed by the Trust to the Shareholders, will be distributed, first, 99% to the Investors and the remaining 1% to the Managing Shareholder, until Payout, and any remainder will be distributed to the Shareholders in proportion to their capital accounts.


     The Trust made distributions to the Managing Shareholder (which is a member of the Board of the Trust) and Investors in 2000 and 1999 as stated at Item 5 - Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters. The Trust paid fees to the Managing Shareholder and its affiliates as follows:

Fee                   Paid to      2001     2000     1999       1998      1997
Investment fee       Managing
                     Shareholder  $  --    $ --      $ --     $337,158 1,145,212
Placement agent fee  Ridgewood
 and sales commis-   Securities
 sions               Corporation     --      --        --      277,008   572,606
Organizational,      Managing
 distribution and    Shareholder
 offering fee                        --      --        --    1,448,944 3,435,636
Management fee       Managing
                     Shareholder 2,332,224 2,257,357 2,377,941 1,606,269      --
Due diligence        Managing
 expenses            Shareholder       --       --     969,793  830,823  603,639
Reimbur-             Managing
 sements             Shareholder       --       --        --    793,654  392,752

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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

 (b) Reports on Form 8-K.

     No Form 8-K was filed with the Commission by the Registrant during the quarter ending December 31, 2001.

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


RIDGEWOOD ELECTRIC POWER TRUST V (Registrant)

By:/s/ Robert E. Swanson    President                           April 24, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson    President                           April 24, 2002
 Robert E. Swanson

By:/s/ Christopher Naunton  Vice President and                  April 24, 2002
 Christopher Naunton   Chief Financial Officer

RIDGEWOOD POWER LLC  Managing Shareholder                       April 24, 2002
By:/s/ Robert E. Swanson    President
 Robert E. Swanson

               Ridgewood Electric Power Trust V

              Consolidated Financial Statements

               December 31, 2001, 2000 and 1999

Report of Independent Accountants


To the Shareholders of
Ridgewood Electric Power Trust V:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust V and its subsidiaries (the "Trust") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Florham Park, NJ
April 2, 2002

Ridgewood Electric Power Trust V
Consolidated Balance
Sheets
-------------------------------------------------------------------------------

                                                           December 31,
Assets:                                                2001            2000
                                                  ------------    ------------
Cash and cash equivalents .....................   $  2,519,330    $  4,731,081
Accounts receivable, trade ....................      2,464,557         538,183
Due from affiliates ...........................        435,823         164,237
Other current assets ..........................        334,859         712,732
                                                  ------------    ------------

       Total current assets ...................      5,754,569       6,146,233
                                                  ------------    ------------

Plant and equipment ...........................     20,040,217      12,928,899
Less - Accumulated depreciation ...............     (2,287,288)     (1,022,536)
                                                  ------------    ------------

      Plant and equipment, net ................     17,752,929      11,906,363
                                                  ------------    ------------
Electric power sales contracts and other
  intangibles .................................     19,891,901      10,956,161
Less - Accumulated amortization ...............     (1,976,152)     (1,234,212)
                                                  ------------    ------------

      Electric power sales contracts and
         other intangibles, net ...............     17,915,749       9,721,949
                                                  ------------    ------------

Investments:
    Maine Hydro Projects ......................      4,879,015       5,346,948
    Maine Biomass Projects ....................      4,830,991       5,485,287
    Egypt Projects ............................      3,836,912       6,299,001
    Synergics Projects ........................      5,869,109       5,459,284
    CLP Spanish Landfill Projects .............        766,335            --
                                                  ------------    ------------
      Total assets ............................   $ 61,605,609    $ 50,365,065
                                                  ------------    ------------

Liabilities and shareholders' equity:
Liabilities:
Current portion of long-term debt .............   $    609,550    $    622,386
Accounts payable and accrued expenses .........      3,234,486         903,579
Due to affiliates .............................        343,057         645,822
                                                  ------------    ------------
     Total current liabilities ................      4,187,093       2,171,787
                                                  ------------    ------------

Long-term debt, less current portion ..........     13,878,183       9,215,778
Deferred income taxes .........................      1,081,202         764,901
Minority interest .............................     10,408,841         473,259

Commitments and contingencies

Shareholders' equity:
   Shareholders' equity (932.8875 investor
     shares issued and outstanding) ...........     32,483,826      38,154,142
   Managing shareholder's accumulated deficit
     (1 management share issued and
       outstanding) ...........................       (433,536)       (414,802)
                                                  ------------    ------------
     Total shareholders' equity ...............     32,050,290      37,739,340
                                                  ------------    ------------
     Total liabilities and shareholders' equity   $ 61,605,609    $ 50,365,065
                                                  ------------    ------------









      See accompanying notes to the consolidated mfinancial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Operations
-------------------------------------------------------------------------------

                                              Year Ended December 31,
                                    --------------------------------------------
                                         2001            2000            1999
                                    ------------    ------------    ------------
Power generation revenue ........  $  6,233,030    $       --      $       --
Cost of sales, including
 depreciation and amortization
  of $2,042,387 .................     5,594,142            --              --
                                    ------------    ------------    ------------

Gross margin ....................       638,888            --              --

General and administrative
 expenses .......................       461,138         238,161         100,104
Management fee paid to
 managing shareholder ...........     2,332,224       2,257,357       2,377,941
Research and development ........       285,429       2,005,494       1,258,816
Project due diligence costs .....          --              --           969,793
                                    ------------    ------------    ------------

Loss from operations ............    (2,439,903)     (4,501,012)     (4,706,654)

Other income (expense):
  Interest income ...............       162,250         352,638       1,476,695
  Interest income from Synergics
   Projects .....................       409,825         364,289            --
  Interest expense ..............      (978,407)           --              --
  Equity interest in
   income (loss) of:
    Maine Hydro Projects ........      (362,509)        252,250         849,456
    Maine Biomass Projects ......      (904,297)       (639,984)     (1,006,796)
    MetaSound Systems ...........          --          (717,135)     (1,526,250)
    Quantum Conveyor ............          --            79,280        (345,760)
    Santee River Rubber .........          --          (361,042)         98,488
    Egypt Projects ..............        32,959           5,008        (197,759)
    CLP Spanish Landfill Projects        18,336            --              --
    GFG .........................          --           (57,379)        (49,163)
    United Kingdom Landfill
     Projects ...................          --           551,520         180,321
  Other expenses ................      (206,167)       (283,874)       (140,042)
  Write down of investments .....          --       (12,714,090)           --
                                    ------------    ------------    ------------
        Other expense, net ......    (1,828,010)    (13,168,519)       (660,810)
                                    ------------    ------------    ------------

Loss before taxes ...............    (4,267,913)    (17,669,531)     (5,367,464)

Provision for income taxes ......       307,235            --              --
                                    ------------    ------------    ------------

Loss before minority interest ...    (4,575,148)    (17,669,531)     (5,367,464)

Minority interest in loss of
 consolidated subsidiaries ......       335,478         864,510         392,405
                                    ------------    ------------    ------------

Net loss ........................  $ (4,239,670)   $(16,805,021)   $ (4,975,059)
                                    ------------    ------------    ------------






   See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Changes In Shareholders' Equity
For The Years Ended December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------

                                    Subscription     Managing
                   Shareholders      Receivable     Shareholder       Total
                   ------------    ------------    ------------    ------------
Shareholders'
 equity,
 January 1,1999 .. $ 69,429,387    $   (113,500)   $    (99,149)   $ 69,216,738

Capital
 contributions,net      (22,638)         90,500            --            67,862

Cash distributions   (3,904,757)           --           (39,412)     (3,944,169)

Net loss for
 the year ........   (4,925,308)           --           (49,751)     (4,975,059)

Cumulative
 translation
  adjustment .....       67,737            --               684          68,421
                   ------------    ------------    ------------    ------------

Shareholders'
 equity,
  December 31,1999   60,644,421         (23,000)       (187,628)     60,433,793

Capital
 contributions,net         --            23,000            --            23,000

Cash distributions   (3,922,376)           --           (39,620)     (3,961,996)

Net loss for
 the year ........  (16,636,971)           --          (168,050)    (16,805,021)

Cumulative
 translation
  adjustment .....   (1,930,932)           --           (19,504)     (1,950,436)
                   ------------    ------------    ------------    ------------

Shareholders'
 equity,
  December 31,2000   38,154,142            --          (414,802)     37,739,340

Net loss for
 the year ........   (4,235,430)           --            (4,240)     (4,239,670)

Cumulative
 translation
  adjustment .....   (1,434,886)           --           (14,494)     (1,449,380)
                    -----------    ------------    ------------    ------------

Shareholders'
 equity,
  December 31,2001 $ 32,483,826    $       --      $   (433,536)   $ 32,050,290
                   ------------    ------------    ------------    ------------


      See accompanying notes to the consolidated financial statements.




Ridgewood Electric Power Trust V
Consolidated Statements of Comprehensive
Loss
-------------------------------------------------------------------------------

                                               Year Ended December 31,
                                    --------------------------------------------
                                        2001            2000            1999
                                    ------------    ------------    ------------

Net loss ........................  $ (4,239,670)   $(16,805,021)   $ (4,975,059)

Cumulative translation adjustment    (1,449,380)     (1,950,436)         68,421
                                   ------------    ------------    ------------

Comprehensive loss ..............  $ (5,689,050)   $(18,755,457)   $ (4,906,638)
                                   ------------    ------------    ------------

   See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                              Year Ended December 31,
Cash flows from operating
 activities:                           2001             2000             1999
                                   -------------   ------------    -------------

Net loss .......................   $ (4,239,670)   $(16,805,021)   $ (4,975,059)
Adjustments to reconcile
 net loss to net cash used
 in operatingactivities,
  net of acquired businesses:
Depreciation and amortization ..      2,042,387            --              --
Minority interest in loss of
 subsidiaries ..................       (335,478)       (864,510)       (392,405)
Interest income from Synergics
 Projects ......................       (409,825)       (364,289)           --
Write down of investments ......           --        12,714,090            --
Equity interest in
 (income) loss of:
    Maine Hydro Projects .......        362,509        (252,250)       (849,456)
    Maine Biomass Projects .....        904,297         639,984       1,006,796
    MetaSound Systems ..........           --           717,135       1,526,250
    Quantum Conveyor ...........           --           (79,280)        345,760
    Santee River Rubber ........           --           361,042         (98,488)
    Egypt Projects .............        (32,959)         (5,008)        197,759
    CLP Spanish Landfill
     Projects ..................        (18,336)           --              --
    GFG ........................           --            57,379          49,163
    United Kingdom Landfill
     Projects ..................           --          (551,520)       (180,321)
Changes in assets and
 liabilities,net of
  acquired businesses:
Increase in accounts
 receivable, trade .............     (1,334,833)           --              --
Decrease (increase) in
 other current assets ..........        763,395         (20,661)       (141,862)
Increase (decrease) in
 accounts payable and
  accrued expenses .............        947,640         376,019         (19,674)
Increase in deferred
 income taxes ..................        333,812            --              --
(Increase) decrease in due
 to/from affiliate, net ........       (574,351)        707,592         345,551
                                   ------------    ------------    ------------
Total adjustments ..............      2,648,258      13,435,723       1,789,073
                                   ------------    ------------    ------------
         Net cash used in
          operating activities .     (1,591,412)     (3,369,298)     (3,185,986)
                                   ------------    ------------    ------------

Cash flows from investing
 activities:
Capital expenditures ...........     (6,800,747)           --              --
Cash paid for acquired business,
 net of cash received ..........     (3,627,867)
Investment in Maine Biomass
 Projects ......................       (250,000)       (300,000)       (525,250)
Investment in Quantum Conveyor .           --              --           (60,000)
Investment in Santee River
 Rubber ........................           --          (354,667)           --
Investment in Synergics
 Projects ......................           --        (5,094,995)           --
Investment in Egypt Projects ...           --        (2,208,896)     (4,933,852)
Investment in GFG ..............           --              --        (1,546,833)
Investment in United Kingdom
 Landfill Projects .............           --              --       (16,667,567)
Distributions from Maine
 Hydro Projects ................        105,424         568,807       1,403,240
Distributions from United
 Kingdom Landfill Projects .....           --         1,517,760            --
Distributions from Egypt
 Projects ......................      1,399,982            --              --
Distributions from Santee
 River Rubber ..................           --              --           920,000
Cash acquired by consolidation
 of United Kingdom Landfill
  Projects .....................           --         3,404,243            --
Deferred due diligence costs ...           --              --           399,498
                                   ------------    ------------    ------------

         Net cash used in
          investing activities .     (9,173,208)     (2,467,748)    (21,010,764)
                                   ------------    ------------    ------------
Cash flows from financing
 activities:
Borrowings under line of
credit facility ................      3,438,589            --              --
Repayments under line of
 credit facility ...............       (600,803)           --              --
Contributions to United Kingdom
 LandfillProjects by minority
  member .......................      5,817,006            --              --
Proceeds from shareholders'
 contributions .................           --            23,000          70,206
Selling commissions and
 offering costs paid ...........           --              --            (2,344)
Cash distributions to
 shareholders ..................           --        (3,961,996)     (3,944,169)
                                   ------------    ------------    ------------

         Net cash provided by
         (used in)financing
           activities ..........      8,654,792      (3,938,996)     (3,876,307)
                                   ------------    ------------    ------------

Effect of exchange rate on cash
 and cash equivalents ..........       (101,923)       (252,061)           --
Net decrease in cash and
 cash equivalents ..............     (2,211,751)    (10,028,103)    (28,073,057)
Cash and cash equivalents,
 beginning of year .............      4,731,081      14,759,184      42,832,241
                                   ------------    ------------    ------------
Cash and cash equivalents,
 end of year ...................   $  2,519,330    $  4,731,081    $ 14,759,184
                                   ------------    ------------    ------------





   See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Notes to the Consolidated Financial Statements                          Page 3
-------------------------------------------------------------------------------


1.       Organization and Purpose

Nature of Business
Ridgewood Electric Power Trust V (the "Trust") was formed as a Delaware business trust in March 1996, by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholder of the Trust is Ridgewood Power LLC (the "Managing Shareholder") formerly Ridgewood Power Corporation). The Trust began offering shares on April 12, 1996 and discontinued its offering on April 15, 1998. The Fund had no operations prior to the commencement of the share offering.

The Trust has been organized to invest primarily in independent power generation facilities, in the development of these facilities and in other projects. These independent power generation facilities will include cogeneration facilities, which produce both electricity and heat energy and other power plants that use various fuel sources (except nuclear). In the past, the Trust has invested in opportunities outside of independent power generation facilities.

Ridgewood Energy Holding Corporation, a Delaware corporation, is the Corporate Trustee of the Trust. The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust.

2.       Summary of Significant Accounting Policies

Principles of consolidation
The consolidated financial statements include the accounts of the Trust and its controlled subsidiaries. All material intercompany transactions have been eliminated.

The Trust uses the equity method of accounting for its investments in affiliates which are 50% or less owned if the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Trust's share of the earnings of the affiliates is included in the Consolidated Statements of Operations.

Critical accounting policies and estimates
The preparation of consolidated financial statements requires the Trust to make estimates and judgements that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Trust evaluates its estimates, including provision for bad debts, carrying value of investments, amortization/depreciation of plant and equipment and intangible assets, and recordable liabilities for litigation and other contingencies. The Trust bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Standards and Disclosures
SFAS 141
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. The Trust adopted SFAS 141 on July 1, 2001, with no material impact on the consolidated financial statements.



SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Trust will adopt SFAS 142 effective January 1, 2002 and is currently assessing the impact that this standard may have on the Trust.

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Trust will adopt SFAS 143 effective January 1, 2003 and is currently assessing the impact that this standard may have on the Trust.

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Trust will adopt SFAS 144 effective January 1, 2002 and is currently assessing the impact that this standard may have on the Trust.

Cash and cash equivalents
The Trust considers all highly liquid investments with maturities when purchased of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts.

Impairment of Long-Lived Assets and Intangibles
In accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, the Trust evaluates long-lived assets, such as fixed assets and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the discounted cash flows attributable to the asset or the estimated fair value of the asset.

Plant and equipment
Plant and equipment, consisting principally of electrical generating equipment, is stated at cost. Major renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred. The Trust periodically assesses the recoverability of plant and equipment, and other long-term assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Depreciation is recorded using the straight-line method over the estimated useful life of the assets, which ranges from 4 to 20 years with a weighted average of 13 years at December 31, 2001. During 2001, the Trust recorded depreciation expense of $1,105,191.

Electric power sales contracts and other intangibles
A portion of the purchase price of the United Kingdom Landfill Projects was assigned to the Electric Power Sales Contracts and is being amortized over the life on the contract (15 years) on a straight-line basis. The electric power sales contracts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During 2001, the Trust recorded amortization expense of $937,196.

Revenue recognition
Power generation revenue is recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the power sales contracts. Adjustments are made to reflect actual volumes delivered when the actual information subsequently becomes available. Billings to customers for power generation generally occurs during the month following delivery. Final billings do not vary significantly from estimates. Interest income is recorded when earned and dividend income is recorded when declared.

Foreign currency translation
The consolidated financial statements of the Trust's non-United States subsidiaries utilize local currency as their functional currency and are translated into United States dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account in the shareholders' equity section of the Consolidated Balance Sheets.

Significant Customers
The Trust sells all of the electricity it produces to quasi-autonomous non-governmental organizations that purchase electricity generated by renewable sources (such as landfill gas power plants) on behalf of all British utilities in order to meet British environmental protection goals. The Trust did not record revenues in 2000 or 1999 since the Trust did not consolidate the United Kingdom Landfill Projects during these years (see Note 3, United Kingdom Landfill Projects).

Supplemental cash flow information
Total interest paid during the year ended December 31, 2001 was $961,246.

For the year ended December 31, 2001 the Trust paid income taxes of $27,385.

In connection with the acquisition, (see Note 3, United Kingdom Landfill Projects) on October 16, 2001 a subsidiary of the Trust issued 3,500,000 shares, to a minority shareholder.

Income taxes
The Trust recorded a provision for United Kingdom income taxes of $307,235 for the year ended December 31, 2001 on a foreign loss of $548,830. The provision recorded is 30%, the effective corporate tax rate of the United Kingdom, of the net increase in the current years temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. At December 31, 2001 and 2000, the Trust had a deferred tax liability of $1,081,202 and $764,901, respectively. The significant component of the Trust's deferred tax liability is attributable to the accelerated depreciation on its plant and equipment.

The Trust does not pay or record United States income taxes on the undistributed earnings of its foreign subsidiaries, where management has determined that the earnings are permanently reinvested in the entities that produced them. The cumulative undistributed earnings are included in "Shareholders' Equity" on the Consolidated Balance Sheets. No provision is made for United States income taxes in the accompanying consolidated financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trust.

Reclassification
Certain items in previously issued financial statements have been reclassified for comparative purposes.

3.       Projects

Maine Hydro Projects
In 1996, Ridgewood Maine Hydro Partners, L.P. ("Ridgewood Hydro L.P.") was formed as a Delaware limited partnership and acquired 14 hydroelectric projects, located in Maine (the "Maine Hydro Projects"), from a subsidiary of CHI Energy, Inc. (formerly Consolidated Hydro, Inc.). The assets acquired include a total of
11.3 megawatts of electrical generating capacity. The electricity generated is sold to Central Maine Power Company and Bangor Hydro Company under long-term contracts. The purchase price was $13,628,395 cash, including transaction costs.

The Trust owns a 50% limited partnership interest in Ridgewood Hydro L.P. and 50% of the outstanding common stock of Ridgewood Maine Hydro Corporation, which is the sole general partner of Ridgewood Hydro L.P. The remaining 50% is owned by Ridgewood Electric Power Trust IV ("Trust IV"). Ridgewood Power LLC is the managing shareholder of both the Trust and Trust IV.

The Trust's 50% investment in the Maine Hydro Projects is accounted for under the equity method of accounting. The Trust's equity in the earnings of the Maine Hydro Projects has been included in the financial statements since acquisition.

The Maine Hydro Projects are operated by a subsidiary of CHI Energy, Inc., under an Operation, Maintenance and Administrative Agreement. The annual operator's fee is adjusted on June 30th of each year for inflation, plus an annual incentive fee equal to 50% of the net cash flow in excess of a target amount. The Maine Hydro Projects recorded $343,704, $414,089 and $323,003 of expense under this arrangement during the years ended December 31, 2001, 2000 and 1999, respectively. The agreement has a five-year term, expiring on June 30, 2006, and can be renewed for one additional five-year term by mutual consent.

Summarized financial information for the Maine Hydro Projects is as follows:

         Balance Sheets
                                      December 31,
                                  2001          2000
                               -----------   -----------

Current assets .............   $   632,298   $   785,739
Non-current assets .........     9,408,314    10,285,943
                               -----------   -----------
Total assets ...............   $10,040,612   $11,071,682
                               -----------   -----------

Current liabilities ........   $   282,582   $   377,787
Partners' equity ...........     9,758,030    10,693,895
                               -----------   -----------
Total liabilities and equity   $10,040,612   $11,071,682
                               -----------   -----------









         Statements of Operations

                              For the Year Ended December 31,
                         ----------------------------------------
                             2001           2000          1999
                         -----------    -----------   -----------

Revenue ..............   $ 2,311,346    $ 3,750,095   $ 4,756,189
Operating expenses ...     3,049,927      3,271,902     3,002,245
Other income (expense)        13,563         26,307       (55,033)
                         -----------    -----------   -----------
Net income (loss) ....   $  (725,018)   $   504,500   $ 1,698,911
                         -----------    -----------   -----------


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

Maine Biomass Projects
In 1997, through a subsidiary, the Trust acquired a 25% preferred membership interest in Indeck Maine Energy, L.L.C. ("Maine Biomass Projects"), which owns two electric power generating stations fueled by waste wood. The aggregate purchase price was $7,297,971 including transaction costs. Each project has 24.5 megawatts of electrical generating capacity. The Penobscot project is located in West Enfield, Maine and the Eastport project is located in Jonesboro, Maine. The Eastport Project was shut down in January 1998. The facility currently sells installed capacity and is periodically restarted for testing or for the sale of energy during peak periods of demand. The cost of maintaining the idled facility in good condition is approximately $100,000 per month. The Penobscot facility resumed full time operation in June 2001.

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

In 2001, 2000 and 1999, the Trust loaned $250,000, $300,000 and $525,250, respectively, to the Maine Biomass Projects. The loan is in the form of demand notes that bear interest at 5% per annum. Trust IV made identical loans to the Maine Biomass Projects. The other Maine Biomass Project members also loaned $500,000, $600,000 and $1,050,500 to the Maine Biomass Projects with the same terms in 2001, 2000 and 1999, respectively

The Trust's investment in the Maine Biomass Projects is accounted for under the equity method of accounting. The Trust's equity in the loss of the Maine Biomass Projects has been included in the statement of operations since acquisition. The financials statements of the Maine Biomass Projects were not adjusted to reflect the purchase of the membership interest by the Trust. The Trust's equity in the net loss of the Maine Biomass Projects recorded in the Trust's consolidated financial statements has been adjusted to reflect the purchase price paid by the Trust for its membership interest.

The Penobscot and Eastport projects were operated by Indeck Operations, Inc., an affiliate of the members of Indeck Maine. The annual operator's fee is $300,000, of which $200,000 is payable contingent upon the Trusts receiving their cumulative annual return. The management agreement had a term of one year and automatically continued for successive one year terms, unless canceled by either the Maine Biomass Projects or Indeck Operations, Inc. The Maine Biomass Projects exercised their right to terminate the contract on March 1, 1999, because certain preferred membership interest payments have not been made. Under an Operating Agreement with the Trust, Ridgewood Power Management LLC ("Ridgewood Management," formerly Ridgewood Power Management Corporation), an entity related to the managing shareholder through common ownership, began providing management, purchasing, engineering, planning and administrative services to the Maine Biomass Projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects.

From June thorough December 1999, the facilities periodically operated on dispatch from ISO-New England, Inc. (the "ISO") and also submitted offers to the ISO to run at high prices during power emergencies. The facilities have claimed the ISO owes them approximately $14 million for the electricity products they provided in those periods and the ISO has claimed that no material revenues at all are due to the projects. As a result, on October 24, 2000, Indeck Maine filed a complaint against the ISO in the Superior Court of Delaware alleging, among other things, that the ISO's actions resulted in a breach of an express or implied contract, violated certain consumer protection laws and amounted to fraud. The ISO removed the litigation to Federal District Court in Delaware. As a result of various pre-trial motions filed by the parties, such litigation was filed as a complaint by the Company before FERC. In April 2002, FERC ruled on this complaint in favor of the ISO. The Company has not determined whether it will appeal or otherwise contest the ruling by FERC.

Summarized financial information for the Maine Biomass Projects is as follows:

         Balance Sheets
                                     December 31,
                               --------------------------
                                  2001           2000
                               -----------    -----------

Current assets .............   $ 1,162,010    $ 1,117,357
Non-current assets .........     3,359,795      2,970,042
                               -----------    -----------
Total assets ...............   $ 4,521,805    $ 4,087,399
                               -----------    -----------

Current liabilities ........   $ 2,021,185    $   703,279
Notes payable to members ...     5,801,000      4,801,000
Members' deficit ...........    (3,300,380)    (1,416,880)
                               -----------    -----------
Total liabilities and equity   $ 4,521,805    $ 4,087,399
                               -----------    -----------


         Statement of Operations
                        For the Year Ended December 31,
                 -----------------------------------------
                    2001            2000           1999
                 -----------    -----------    -----------

Revenue ......   $ 5,587,507    $ 2,017,481    $ 1,391,039
Cost of sales      6,913,336      2,646,770      3,330,090
Other expenses       557,671        650,680        253,610
                 -----------    -----------    -----------
Net loss .....   $(1,883,500)   $(1,279,969)   $(2,192,661)
                 -----------    -----------    -----------

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

The Trust's investment in MetaSound Systems is accounted for under the equity method of accounting. The Trust's equity in the loss of MetaSound Systems has been included in the consolidated financial statements since December 1, 1998. In early 2001, MetaSound's funds were exhausted and it ceased operations. Accordingly, the Trust recorded a writedown of $204,028 in 2000 to reduce the investment to its estimated fair value of zero.

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

At the same time as the Trust's subsidiary purchased its membership interest, it made a secured loan of $2,985,000 to Quantum Conveyor. In addition, the Trust's subsidiary had an option that expired on March 2, 1999, to purchase an additional 10% membership interest for $10,000 which was exercised by the Venture Funds in February 1999. The Trust's subsidiary extended a line of credit to loan up to an additional $1,990,000 to Quantum Conveyor through June 1, 2003, under the same terms as the $2,985,000 loan. The Venture Funds provided the maximum $1,990,000 of loans under this line of credit in 1999. In July 1999, the Trust and the Venture Funds purchased an additional 2% membership interest in Quantum Conveyor for $100,000, funded $60,000 by the Trust and $40,000 by the Venture Funds. The Trust and the Venture Funds own the subsidiary in proportion to their capital contributions.

The remaining membership interests of Quantum Conveyor are owned by three individuals. As part of the transaction, the president of Quantum Conveyor, who owns a membership interest, accepted a $4,000,000 promissory note in satisfaction of all indebtedness of Quantum Conveyor to him. The promissory note has the same terms as the Trust's secured loan to Quantum Conveyor.

The secured loan and promissory note bear interest at 12% per year. From September 1998 to August 2000, no interest payments by Quantum Conveyor were required. From September 2000 to June 2003, Quantum Conveyor is required to make quarterly payments of interest only. From July 2003 to September 2008, Quantum Conveyor must make equal quarterly payments sufficient to fully repay the principal and interest due under the note by September 2008.

The Trust's investment in Quantum Conveyor is accounted for under the equity method of accounting. The Trust's equity in the loss of Quantum Conveyor has been included in the consolidated financial statements since September 1998.

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

Until January 2000, Santee River Rubber paid the Trust and Trust IV interest at 12% per year on $11,000,000 of their investment. After operations began, the Trusts were entitled to receive all cash flow after payment of debt and other obligations until the Trusts received a cumulative 20% return on their total investment. Thereafter, the Trust and Trust IV were to receive 25% of any remaining cash flow available for distribution. All cash distributions and tax allocations received from Santee River Rubber were shared two-thirds by the Trust and one-third by Trust IV. The remaining equity interest was owned by a wholly-owned subsidiary of Environmental Processing Systems, Inc. ("EPS"), a company not affiliated with the Trust, which was the manager of the project.

At the same time as the Trust and Trust IV purchased their membership interests, Santee River Rubber borrowed $16,000,000 through tax exempt revenue bonds and another $16,000,000 through taxable convertible bonds. It also obtained $4,500,000 of subordinated financing from the general contractor of the facility.

In late May 2000, EPS informed the Trust that Santee River Rubber needed substantial additional money to pay for its operating expenses while modifications were completed and testing was performed. Intensive negotiations then began between the Trust, Trust IV, EPS, the facility's bondholders and potential outside funding sources. While these negotiations continued, the Project informed the Trust on July 30, 2000 that it had run out of money and would be unable to make payroll. After further discussions, the Trust and Trust IV advanced $354,667 and $152,333, respectively, for that purpose. Negotiation continued until October 26, 2000, when Santee River Rubber Company filed for Chapter 11 bankruptcy in the U.S. District Court for South Carolina. On November 2, 2000, the U.S. Bankruptcy Court ordered that a trustee in bankruptcy be appointed to manage Santee River. As a result, the Trust determined that it would be unlikely to recover its investment in Santee River Rubber Company. Accordingly, the Trust recorded a writedown of $8,180,081 to reduce the estimated fair value of the investment to zero.

The Trust's investment in Santee River Rubber was accounted for under the equity method of accounting. The Trust's equity in the income or loss of Santee River Rubber has been included in the consolidated financial statements since acquisition.



Egypt Projects
In 1999, the Trust and The Ridgewood Power Growth Fund (the "Growth Fund") jointly formed Ridgewood Near East Holdings LLC ("Ridgewood Near East') to develop electric power and water purification plants for resort hotels in Egypt. In 2001, the Ridgewood/Egypt Fund ("Egypt Fund") an affiliate of the Trust and the Growth Fund, became a member of Ridgewood Near East. The Trust, Egypt Fund and the Growth Fund own undivided interests in the Egypt projects in proportion to the capital they contributed, net of distributions and allocated profits and losses. Through December 31, 2001, the Trust had contributed $4,899,019 to the Egypt Projects and has a 14% ownership interest in the Egypt Projects.

Currently, the Egypt Projects consist of 18 water desalinization plants and 6 electric generation plants constructed or under development. When construction is complete, which is expected to occur in the second quarter of 2002, the total capacity of the water and power plants is expected to be approximately 5,600,000 gallons per day and 23.4 megawatts, respectively. Each plant has a contract with a hotel or group of hotels for the sale of the water or electricity produced from the plant. These contracts generally have terms of five to thirty years and some of the contracts provide for the transfer or sale of ownership of the plant to the hotel at the expiration of the contract.

On December 30, 2001, Ridgewood Near East, purchased a 28% equity interest in Sinai Environmental Services S.A.E. ("Sinai"), a 1,585,000 gallons per day water desalinization plant, for 4,999,800 Egyptian pounds (approximately $1,231,526). In February of 2002, Ridgewood Near East made an additional investment in Sinai to increase its ownership to 53% and gain control of Sinai.

The Trust's investment in the Egypt Projects is accounted for under the equity method of accounting. The Trust's equity in the income of the Egypt Projects has been included in the consolidated financial statements since the inception of the projects.

Summarized financial information for the Egypt Projects is as follows:

         Balance Sheets
                                        December 31,
                                     2001           2000
                                  -----------   -----------

Current assets ................   $ 1,157,043   $ 1,611,147
Non-current assets ............    27,047,922    21,321,104
                                  -----------   -----------
Total assets ..................   $28,204,965   $22,932,251
                                  -----------   -----------

Current liabilities ...........   $   989,609   $   511,801
Members' equity ...............    27,215,356    22,420,450
                                  -----------   -----------
Liabilities and members' equity   $28,204,965   $22,932,251
                                  -----------   -----------


  Statements of Operations

                    For the Year Ended
                      December 31,
                    2001          2000
                 ----------   ----------

Net sales ....   $4,237,676   $2,180,231
Cost of sales     3,256,555    1,924,932
Other expenses      821,211      237,476
                 ----------   ----------
Net income ...   $  159,910   $   17,823
                 ----------   ----------

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

The Trust's investment in the GFG is accounted for under the equity method of accounting. The Trust's equity in the loss of the GFG has been included in the consolidated financial statements since the inception of the projects.

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

United Kingdom Landfill Projects
In 1999, the Trust formed Ridgewood UK LLC ("UK LLC"), which in turn formed a subsidiary Ridgewood UK Ltd ("Ridgewood UK"). On June 30, 1999, Ridgewood UK purchased 100% of the equity in six landfill gas power plants located in Great Britain. The total purchase price was $16,667,567, including $617,567 of acquisition costs. Ridgewood UK had the right to acquire other landfill gas plants under development in Great Britain. During 2001, the Growth Fund contributed $5,817,006 to UK LLC in return for an equity share of approximately 30%. Bank financing and approximately $3,400,000 of the invested funds were used to acquire four landfill gas power plants with a capacity of 5.3 megawatts. The total purchase price of the acquired plants was approximately $5,800,000, of which $2,100,000 was assigned to the electric power sales contracts acquired, which will be amortized over the life of the contract (15 years). The remaining invested funds of $2,000,000 were used in the October 16, 2001 merger described below.

The Trust accounted for these projects using the equity method because its ability to exercise control over the projects was expected to be temporary because the Growth Fund was originally expected to ultimately contribute more capital to Ridgewood UK than the Trust. Due to delays in construction of the additional landfill gas plants, the Growth Fund elected to invest some of its funds in unrelated projects. As a result, the Trust expects to maintain control over the projects. As a result, effective December 31, 2000, the Trust began to account for these projects using the consolidation method of accounting.

Under the terms of a merger agreement (the "UK Merger"), on October 16, 2001, Ridgewood UK, through the issuance of 24% of its shares and $2,000,000 cash , acquired certain of the assets and liabilities of CLP Services, Ltd., CLP Development, Ltd and CLP Envirogas, Ltd. (collectively the "Management and Development Companies") and the equity and debt of new landfill projects (the "UK Merger" transaction). The Management and Development Companies previously developed the various United Kingdom Landfill Gas Projects and managed and operated the projects after they were sold to Ridgewood UK. UK Ltd. was renamed CLP Envirogas Limited in 2001. The Trust and the Growth Fund own approximately 70% and 30%, respectively, of UK LLC, which in turn owns approximately 76% of Ridgewood UK.

In return for the stock issuance and $2,000,000 cash, Ridgewood UK received plant and equipment valued at approximately $4,201,000, a 50% equity interest in landfill projects valued at approximately $744,000, cash of $454,000 and other assets with an approximate value of $1,000,000. In accordance with the UK Merger agreement, Ridgewood UK assumed liabilities of approximately $3,058,000. Ridgewood UK assigned the electric power sales contacts and other intangibles acquired a value of $6,304,000, which will be amortized over the 15 year life of the contacts.
The determination of the final purchase price and allocation to the assets acquired and liabilities assumed is still being assessed. The assets acquired and liabilities assumed were recorded by the Trust at estimated fair values based on information currently available and on current assumptions as to future operations. The Trust expects to complete its review of the fair values of the assets acquired and liabilities assumed in the year ended December 31, 2002 and, accordingly, the allocation of purchase price is subject to revision.

Certain unrelated shareholders of Ridgewood UK are attempting to renovate certain older projects in the United Kingdom. Under the terms of the UK Merger agreement, if they are successful in renovating these projects and the projects meet certain performance tests, Ridgewood UK will be obligated to acquire the renovated projects in exchange for the issuance of additional shares. The number of shares to be issued is dependent on the projected financial performance of the renovated projects. If Ridgewood UK issues the maximum number of shares to acquire the renovated projects, the Company's ownership of Ridgewood UK would fall from 76.3% to 63.5%

Under the terms of the UK merger, certain directors and employees of Ridgewood UK have received vested options to acquire shares in Ridgewood UK. The price to exercise the options is equal to the share price of UK Ltd at the time of the merger. If all the options were exercised, Ridgewood UK would receive approximately $2.9 million from the exercise of the options and the Company's ownership of Ridgewood UK would fall from 76.3% to 67.2%. If all the options were exercised and Ridgewood UK issues the maximum number of shares to acquire the renovated projects, the Company's ownership of Ridgewood UK would fall to 57%.

Through October 16, 2001, CLP Services Limited ("CLPS"), provided day-to-day services to the projects. CLPS was paid a flat fee of approximately 1.2 cents per kilowatt-hour for those services (adjusted for increases in the Retail Price Index) and was eligible for bonus payments if a project's actual annual electricity output exceeded 90% of its capacity. CLPS was also paid approximately $88,000 per year (also adjusted for increases in the Retail Price Index) for management services for the various companies owning the ten existing projects. The gas extraction and cleaning systems for the landfills was operated by CLPS for no additional cost. The UK Merger on October 16, 2001 effectively terminated the agreement making Ridgewood UK responsible for its own operating expenses, which include development and administrative, operation, labor and maintenance activities for all of its UK Projects.

Ridgewood UK owns 13 plants with an installed capacity of 23 megawatts and sells the electricity under 15 year contracts to a quasi-autonomous non-governmental organization that purchases electricity generated by renewable sources on behalf of all British utilities. Ridgewood UK has 14 additional projects under development.

In addition to the plants located throughout the United Kingdom, Ridgewood UK has a 50% ownership interest in CLP Organogas SL ("Organogas"), a 2 megawatt plant located in Seville, Spain. Ridgewood UK obtained its interest in Organogas, as well as a 50% interest in CLP Envirogas, SL ("Envirogas"), a management and development service company also located in Seville, Spain, as part of the UK Merger.

At October 16, 2001 the Management and Development Companies acquired had net assets of approximately $1,000 and had recognized no profit or loss for the period of January 1, 2001 to October 16, 2001. In addition, all the landfill projects acquired as part of the merger, except one, were new construction and were near completion. The one project that was completed, had just begun operating. Since the acquired projects had no operating results and the Management and Development Companies had no income or loss and had minimal net assets, the pro forma results of operations as if the merger had taken place on January 1, 2001 would not be significantly different than the current results included in the Consolidated Statements of Operations.

CLP Spanish Landfill Projects
The Trust owns a 50% interest in CLP Organogas SL, a 2 megawatt plant located in Seville, Spain. The Trust obtained its interest in Organogas, as well as a 50% interest in CLP Envirogas SL (collectively the "Spanish landfill projects"), a management and development service company also located in Seville, Spain, as part of the UK Merger. The Trust accounts for its ownership in the Spanish landfill projects under the equity method of accounting. The equity earnings of the projects have been included in the Trust's consolidated financial statements from the date of investment.

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

WaterPure Corporation, however, was unable to produce a unit with a commercially acceptable price and operating characteristics. Although the WaterPure Corporation technology produces very pure water, it is more expensive to build, more expensive to power and more difficult to maintain than other technologies that produce acceptable drinking water. In addition, the minority shareholder of WaterPure Corporation brought a legal action challenging Waterpure Corporation's rights to license and sell its projects. Such litigation proved to be quite time consuming and expensive to defend. WaterPure Corporation used its available cash to develop and market its products, as well as defend against the litigation. In 2001, the available cash ran out and the shareholders of WaterPure Corporation were all unwilling to provide additional funds. Therefore, in October 2001, WaterPure Corporation filed under Chapter 7 of the United States Bankruptcy Code to liquidate its assets. Such filing was made in the Northern District of Ohio, but has since been transferred to the United States Bankruptcy Court for the Northern District of California and essentially is being handled in conjunction with the Superstill bankruptcy proceeding.

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

The joint venture intends to acquire the Synergics hydroelectric generation business by forgiving the $17 million of outstanding debt and $774,114 of accrued interest, and paying an additional $1 million to the shareholders of Synergics and paying up to an additional $1.7 million of Synergics' tax liabilities that might be incurred as a result of the sale of its assets. In addition, if a project lease for Synergics' Box Canyon, California hydroelectric plant is extended beyond the year 2010, the joint venture will pay the Synergics shareholders the lesser of $500,000 or one-half of the agreed present value derived from the lease extension. The structuring and closing of the acquisition is to be determined after a review of certain financial, contractual and tax considerations,

Until the acquisition closes, Synergics has agreed to retain all working capital for the account of the joint venture and to allow the joint venture to approve all operational decisions and expenditures. Synergics is cooperating closely with the joint venture in making operational decisions. However, although the joint venture currently intends to acquire the Synergics hydroelectric generation business as promptly as possible, neither the joint venture nor the Trust or the Growth Fund are obligated to acquire Synergics or any of its assets. Wayne L. Rogers, the president of Synergics, agreed to vote the stock of Synergics, Inc. beneficially owned by him (approximately 69% of the voting stock) in favor of a merger or other corporate reorganization as specified by the Trust and the Growth Fund that materially complies with the provisions outlined above.

Although the joint venture now owns $17 million of the debt of Synergics, there is approximately $8.625 million of debt owed to Fleet Bank, N.A. The Trust V and the Growth Fund are in discussions concerning the assumption or refinancing of the Fleet debt in connection with the acquisition.

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

The debt accrues interest at 11% per annum. For the years ended December 31, 2001 and 2000, the Trust recorded interest income of $409,825 and $364,289, respectively. During the second half of 2001, drought conditions affected many of the Synergics Projects, reducing revenues and cash flows recorded by Synergics. As a result of these reduced cash flows experienced by Synergics, the Trust ceased accruing interest effective as of October 1, 2001.

4.       Long-Term Debt

Following is a summary of United Kingdom Landfill Gas Projects long-term debt at December 31, 2001 and 2000:

                              2001             2000
                          -------------   ------------
Bank loan payable .....   $ 14,487,733    $  9,838,164
Less - Current maturity       (609,550)       (622,386)
                          -------------    ------------
Total long-term debt ..   $ 13,878,183    $  9,215,778
                          ------------    ------------

The bank loan is repayable in semi annual installments each March 31st and September 30th through September 30, 2010. The loan bears interest at LIBOR plus 2.25% (4.126% and 8.82% at December 31, 2001 and 2000, respectively). The notes are collateralized by substantially all of the assets of the projects.

Scheduled principal repayments of long-term debt are as follows:


Year Ended
December 31,     Payment

2002            $609,550
2003             795,650
2004             864,599
2005             975,520
2006           1,092,435
Thereafter    10,149,979
              ----------
Total        $14,487,733
             ===========

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank will provide a three-year committed line of credit facility of $750,000 for borrowings or letters of credit. The credit facility was extended until July 31, 2002. Outstanding borrowings bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5% (4.376% and 9.07% at December 31, 2001 and 2000, respectively). The credit agreement requires the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1. The Maine Hydro projects have an outstanding standby letter of credit totaling $99,250 which is covered by the line of credit facility. At December 31, 2001 and 2000, there were no borrowings outstanding under the facility.

5.       Fair Value of Financial Instruments

At December 31, 2001 and 2000, the carrying values of the Trust's cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate their fair values. The fair value of the long-term debt, approximates its carrying value since interest rates are adjusted semi - annually. The fair value of the letter of credit does not differ materially from its carrying value.

6.       Electric Power Sales Contracts

The United Kingdom Landfill Gas Projects are committed to sell all of the electricity it produces to quasi-autonomous non-governmental organizations that purchase electricity generated by renewable sources (such as landfill gas power plants) on behalf of all British utilities in order to meet British environmental protection goals. The electricity prices will be increased annually by a factor equal to the percentage increase in the United Kingdom Retail Price Index.

7.          Transactions with Managing Shareholder and Affiliates

The Trust entered into a management agreement with the Managing Shareholder under which the Managing Shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the Managing Shareholder for such services, the Trust pays the Managing Shareholder an annual management fee equal to 2.5% of the total capital contributions to the Trust payable monthly upon the closing of the Trust which occurred in April 1998. For the year ended December 31, 2001, 2000 and 1999, the Trust paid management fees of $2,332,224, $2,257,357 and $2,377,941, respectively.

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

Where permitted, in the event the Managing Shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the Managing Shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through December 31, 2001.

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

At December 31, 2001 and 2000, the Trust had outstanding payables and receivables, with the following affiliates:



                                                   As of December 31,
                                             Due To                Due From
                                       -------------------   -------------------
                                        2001       2000       2001        2000
                                       --------   --------   -------    --------
Ridgewood Management ...............   $141,707   $   --     $   --     $ 16,156
Growth Fund ........................    181,832     15,078       --         --
Trust IV ...........................       --         --      135,823    135,667
Maine Hydro ........................       --         --      100,000       --
Maine Biomass ......................       --         --      200,000       --
United Kingdom Landfill Gas Projects       --      604,299       --         --
Other affiliates ...................     19,518     26,445       --       12,414

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

                 Ridgewood Maine Hydro Partners, L.P.

                         Financial Statements

                   December 31, 2001, 2000 and 1999

Report of Independent Accountants


To the Partners of
Ridgewood Maine Hydro Partners, L.P.:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in Partners' equity and cash flows present fairly, in all material respects, the financial position of Ridgewood Maine Hydro Partners, L.P. (the "Partnership") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
New York, NY
April 2, 2002

Ridgewood Maine Hydro Partners, L.P.
Balance Sheets
-------------------------------------------------------------------------------

                                                      December 31,
                                              ----------------------------
                                                  2001             2000
                                              ------------    ------------
Assets:
Cash and cash equivalents .................   $     17,816    $    135,441
Accounts receivable, trade ................         71,768         602,342
Due from affiliates .......................        501,038          25,429
Prepaid and other current assets ..........         41,676          22,527
                                              ------------    ------------
     Total current assets .................        632,298         785,739

Plant and equipment .......................      2,013,963       1,838,408
Accumulated depreciation ..................       (190,430)       (140,422)
                                              ------------    ------------
     Property, plant and equipment, net ...      1,823,533       1,697,986
                                              ------------    ------------

Electric power sales contracts ............     12,815,510      12,815,510
Accumulated amortization ..................     (5,230,729)     (4,227,553)
                                              ------------    ------------
     Electric power sales contracts, net ..      7,584,781       8,587,957
                                              ------------    ------------

     Total assets .........................   $ 10,040,612    $ 11,071,682
                                              ------------    ------------

Liabilities and Partners' Equity:
Liabilities:
Accounts payable and accrued expenses .....   $    118,160    $    197,297
Due to affiliates .........................        164,422         180,490
                                              ------------    ------------
     Total current liabilities ............        282,582         377,787

Commitments and contingencies

Partners' equity:
Limited partners ..........................      9,670,171      10,596,678
General partner ...........................         87,859          97,217
                                              ------------    ------------


     Total partners' equity ...............      9,758,030      10,693,895
                                              ------------    ------------

     Total liabilities and partners' equity   $ 10,040,612    $ 11,071,682
                                              ------------    ------------














   See accompanying notes to the financial statements.

Ridgewood Maine Hydro Partners, L.P.
Statements of Operations
-------------------------------------------------------------------------------

                                            Year Ended December 31,
                                   --------------------------------------------
                                      2001           2000            1999
                                   -----------    -----------    -----------

Power generation revenue .......   $ 2,311,346    $ 3,750,095    $ 4,756,189
                                   -----------    -----------    -----------

Operating expenses:
   Depreciation and amortization     1,053,184      1,083,146      1,107,568
   Labor .......................       624,886        653,306        565,015
   Insurance ...................       256,015        176,117        177,333
   Property taxes ..............       266,437        255,274        252,611
   Contract management .........       343,704        414,089        323,003
   Other expenses ..............       505,701        689,970        576,715
                                   -----------    -----------    -----------
                                     3,049,927      3,271,902      3,002,245
                                   -----------    -----------    -----------

Income (loss) from operations ..      (738,581)       478,193      1,753,944
                                   -----------    -----------    -----------

Other income (expense):
Interest income ................        13,563         59,360         42,852
Interest expense ...............            --        (33,053)      (112,885)
Other income ...................            --             --         15,000
                                   -----------    -----------    -----------
     Other income (expense), net        13,563         26,307        (55,033)
                                   -----------    -----------    -----------

Net income (loss) ..............   $  (725,018)   $   504,500    $ 1,698,911
                                   -----------    -----------    -----------




























  See accompanying notes to the financial statements.

Ridgewood Maine Hydro Partners, L.P.
Statements of Changes in Partners' Equity
For the Years Ended December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------
                            Limited          General
                            Partners         Partner          Total
                          ------------    ------------    ------------

Partners' equity,
 January 1, 1999 ......     12,319,953         114,624      12,434,577

Cash distributions ....     (2,778,414)        (28,065)     (2,806,479)

Net income for the year      1,681,922          16,989       1,698,911
                          ------------    ------------    ------------


Partners' equity,
 December 31, 1999 ....     11,223,461         103,548      11,327,009

Cash distributions ....     (1,126,238)        (11,376)     (1,137,614)

Net income for the year        499,455           5,045         504,500
                          ------------    ------------    ------------


Partners' equity,
 December 31, 2000 ....     10,596,678          97,217      10,693,895

Cash distributions ....       (208,739)         (2,108)       (210,847)

Net loss for the year .       (717,768)         (7,250)       (725,018)
                          ------------    ------------    ------------

Partners' equity,
 December 31, 2001 ....   $  9,670,171    $     87,859    $  9,758,030
                          ------------    ------------    ------------

























   See accompanying notes to the financial statements.

Ridgewood Maine Hydro Partners, L.P.
Statements of Cash Flows
-------------------------------------------------------------------------------


                                               Year Ended December 31,
                                      -----------------------------------------
                                         2001            2000          1999
                                      -----------    -----------    -----------

Cash flows from operating
 activities:
Net income (loss) .................   $  (725,018)   $   504,500    $ 1,698,911
                                      -----------    -----------    -----------
Adjustments to reconcile net
 income(loss) to net cash flows
  from operating activities:
  Depreciation and amortization ...     1,053,184      1,083,146      1,107,568
  Changes in assets and
   liabilities:
    Decrease (increase) in
     accounts receivable ..........       530,574        419,138       (447,458)
    (Increase) decrease in prepaid
      and other current assets ....       (19,149)       120,335        (65,295)
    (Increase) decrease in due
      to/from affiliates, net .....      (491,677)      (782,458)    (1,019,205)
    (Decrease) increase in accounts
      payable and accrued
     expenses .....................       (79,137)       159,012       (159,514)
                                      -----------    -----------    -----------
    Total adjustments .............       993,795        999,173       (583,904)
                                      -----------    -----------    -----------

    Net cash provided by operating
     activities ...................       268,777      1,503,673      1,115,007
                                      -----------    -----------    -----------

Cash flows from investing
 activities:
Capital expenditures ..............      (175,555)      (489,384)      (259,776)
                                      -----------    -----------    -----------

    Net cash used in investing
     activities ...................      (175,555)      (489,384)      (259,776)
                                      -----------    -----------    -----------

Cash flows from financing
 activities:
Cash distributions to partners ....      (210,847)    (1,000,000)      (900,000)
Payments to reduce long-term
 lease obligations ................          --         (287,683)      (153,515)
                                      -----------    -----------     -----------
    Net cash used in financing
     activities ...................      (210,847)    (1,287,683)    (1,053,515)
                                      -----------    -----------    -----------

Net decrease in cash
 and cash equivalents .............      (117,625)      (273,394)      (198,284)

Cash and cash equivalents,
 beginning of year ................       135,441        408,835        607,119
                                       -----------   -----------    -----------

Cash and cash equivalents,
 end of year ......................   $    17,816    $   135,441    $   408,835
                                      -----------    -----------    -----------














    See accompanying notes to the financial statements.

Ridgewood Maine Hydro Partners, L.P.
Notes to Financial Statements
-------------------------------------------------------------------------------

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

2.       Summary of Significant Accounting Policies

Critical accounting policies and estimates
The preparation of financial statements requires the Partnership to make estimates and judgements that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Partnership evaluates its estimates, including provision for bad debts, recoverable value of fixed assets and intangible assets and recordable liabilities for litigation and other contingencies. The Partnership bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Standards and Disclosures
SFAS 141
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. The Partnership adopted SFAS 141 on July 1, 2001, with no material impact on the financial statements.

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. The Partnership will adopt SFAS 142 effective January 1, 2002 and is currently assessing the impact that this standard may have on the Partnership.

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Partnership will adopt SFAS 143 effective January 1, 2003 and is currently assessing the impact that this standard may have on the Partnership.

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Partnership will adopt SFAS 144 effective January 1, 2002 and is currently assessing the impact that this standard may have on the Partnership.

Cash and cash equivalents
The Partnership considers all highly liquid investments with maturities when purchased of three months or less as cash and cash equivalents.

Revenue recognition
Power generation revenue is recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the power sales contract. Adjustments are made to reflect actual volumes delivered when the actual volumetric information subsequently becomes available. Billings to customers for power generation generally occurs during the month following delivery. Final billings typically do not vary significantly from estimates. Interest income is recorded when earned.

Impairment of Long-Lived Assets and Intangibles
In accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, the Partnership evaluates long-lived assets, such as fixed assets and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the discounted cash flows attributable to the asset or the estimated fair value of the asset.

Plant and equipment
Machinery and equipment, consisting principally of electrical generating equipment, is stated at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred. At December 31, 2001 and 2000, the Partnership had construction in progress of $121,287 and $482,436, respectively.

Depreciation is recorded using the straight-line method over the useful lives of the assets, which vary from 3 to 50 years with a weighted average of 33 and 22 years at December 31, 2001 and 2000, respectively. During the years ended December 31, 2001, 2000 and 1999, the Partnership recorded depreciation expense of $50,008, $61,794, and $47,272, respectively.

Electric Power Sales Contracts
A portion of the purchase price of the Maine Hydro Projects was assigned to the Electric Power Sales Contracts and is being amortized over the duration of the contracts (11 to 21 years) on a straight-line basis.

As part of the purchase of the Maine Hydro Projects, the Partnership assumed a hydroelectric facility leased pursuant to a long-term lease agreement dated July 16, 1979, and as amended (the "Agreement"). Upon proper notice, the Partnership had the right to purchase all the equipment covered in the Agreement at Fair Market Value (as defined) or elect to extend the terms of the Agreement for up to three five-year periods at a rental equal to Fair Rental Value (as defined). In addition, the Partnership also had the right to terminate the Agreement and purchase the hydroelectric facility upon proper notice and payment of a scheduled close-out amount, which was $750,000 at April 30, 2000. This lease was accounted for as a capital lease and the scheduled close-out amount of $750,000 had been recorded as a lease obligation. On April 30, 2000, the Partnership purchased the equipment at its Fair Market Value, which was $254,136. The difference between the recorded lease obligation of $750,000 and the purchase price of $254,136 is recorded as a reduction to the Electric Powers Sales Contract in the accompanying balance sheet.

During each of the years ended December 31, 2001, 2000 and 1999, the Partnership recorded amortization expense of $1,003,176, $1,021,352 and $1,060,296, respectively.

Income taxes
No provision is made for income taxes in the accompanying financial statements as the income or loss of the Partnership is passed through and included in the tax returns of the individual partners.

Reclassification
Certain items in previously issued financial statements have been reclassified for comparative purposes.

3.       Lease Commitments

The Partnership leases a parcel of land on the sites of two of its hydroelectric projects under non-cancelable operating leases expiring in June 2078. Total monthly payments in 2001 were the greater of $1,318 or a percentage of the revenue from the hydroelectric project. At December 31, 2001, the future minimum rental payments required under these leases was as follows:

                                    2002                    $  15,816
                                    2003                       15,816
                                    2004                       15,816
                                    2005                       15,816
                                    2006                       15,816
                                    Thereafter              1,130,844
                                                    ------------------
                                                    ------------------
                                                          $ 1,209,924
                                                    ------------------

4.       Electric Power Sale Contracts

The Partnership operates facilities which qualify as small power production facilities under the Public Utility Regulatory Policies Act ("PURPA"). PURPA requires that each electric utility company, operating at the location of a small power production facility, as defined, purchase the electricity generated by such facility at a specified or negotiated price. The Partnership sells substantially all of its electrical output to two public utility companies, Central Maine Power Company ("CMP") and Bangor Hydro-Electric Company ("BHC"), pursuant to long-term power purchase agreements. Eleven of the twelve power purchase agreements with CMP expire in December 2008 and are renewable for an additional five year period. The twelfth power purchase agreement with CMP expires in December 2007 with CMP having the option to extend the contract for three more five-year periods. The two power purchase agreements with BHC expire December 2014 and February 2017. The Partnership is required to maintain a standby letter of credit totaling $99,250 under the long-term power purchase agreement, which is collateralized by Trust IV's line of credit facility.

5.       Fair Value of Financial Instruments

At December 31, 2001 and 2000, the carrying value of the Partnership's cash and cash equivalents, trade receivables, and accounts payable and accrued expenses approximates their fair value. The fair value of the letter of credit does not differ materially from its carrying value.

6.    Management Agreement

The Maine Hydro Projects are operated by a subsidiary of CHI Energy, Inc. under an Operation, Maintenance and Administrative Agreement. The annual operator's fee is adjusted on June 30th of each year for inflation, plus an annual incentive fee equal to 50% of the net cash flow in excess of a target amount. The maximum incentive fee payable in a year is $112,500. The Partnership recorded $343,704, $414,089, and $323,003 of expense under this arrangement during the periods ended December 31, 2001, 2000 and 1999, respectively. The agreement has a five-year term expiring on June 30, 2006 and can be renewed for one additional five-year term by mutual consent.

7.  Transactions with Affiliates

At December 31, 2001 and 2000, the Partnership had outstanding payables and receivables, with the following affiliates:

                                             As of December 31,
                                      Due To                 Due From
                                  ------------------    --------------------
                                    2001       2000      2001        2000
                                  --------   --------   --------   --------

Ridgewood Power Management, LLC   $164,422   $111,522   $   --     $   --
Trust IV ......................       --         --      270,066     25,429
Trust V .......................       --       68,968    231,032       --

From time to time, the Partnership records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

               Indeck Maine Energy, L.L.C.

                   Financial Statements

             December 31, 2001, 2000 and 1999

Report of Independent Accountants


To the Members of
Indeck Maine Energy, L.C.C.:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in members' deficit and of cash flows present fairly, in all material respects, the financial position of Indeck Maine Energy, L.L.C. (the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the financial statements, the Company has temporarily suspended operations and is dependent on the continuing financial support of the members.



PricewaterhouseCoopers LLP
New York, NY
April 2, 2002

Indeck Maine Energy, L.L.C.
Balance Sheets
-------------------------------------------------------------------------------

                                                      December 31,
                                                      -----------
                                                  2001           2000
                                              -----------    -----------
Assets:
Cash and cash equivalents .................   $    69,798    $   689,533
Accounts receivable .......................       606,089        147,912
Inventories ...............................       480,422        144,295
Prepaid expenses ..........................         5,701        135,617
                                              -----------    -----------

   Total current assets ...................     1,162,010      1,117,357
                                              -----------    -----------

Property, plant and equipment:
   Land ...................................       158,000        158,000
   Power generation facilities ............     3,795,639      3,203,217
   Equipment and other ....................        60,009         56,646
                                              -----------    -----------
                                                4,013,648      3,417,863
   Accumulated depreciation ...............      (800,108)      (607,358)
                                              -----------    -----------
                                                3,213,540      2,810,505
                                              -----------    -----------

Intangible assets .........................       206,577        206,577
Accumulated amortization ..................       (60,322)       (47,040)
                                              -----------    -----------
                                                  146,255        159,537
                                              -----------    -----------

     Total assets .........................   $ 4,521,805    $ 4,087,399
                                              -----------    -----------

Liabilities and Members' Deficit:
Liabilities:
Accounts payable and accrued expenses .....   $   477,182    $    86,858
Due to affiliates .........................     1,244,003        416,421
Management fee payable ....................       300,000        200,000
Notes payable to members ..................     5,801,000      4,801,000
                                              -----------    -----------

     Total current liabilities ............     7,822,185      5,504,279

Commitments and contingencies

Total members' deficit ....................    (3,300,380)    (1,416,880)
                                              -----------    -----------

     Total liabilities and members' deficit   $ 4,521,805    $ 4,087,399
                                              -----------    -----------












             See accompanying notes to the financial statement

Indeck Maine Energy, L.L.C.
Statements of Operations
-------------------------------------------------------------------------------

                                     For the years ended December 31,
                                ------------------------------------------
                                    2001            2000           1999
                                 -----------    -----------    -----------

Power generation revenue .....   $ 5,587,507    $ 2,017,481    $ 1,391,039

Cost of sales, including
 depreciation and amortization
  of $206,032, $184,771 and
   $184,771 in 2001, 2000 and
     1999 ....................     6,913,336      2,646,770      3,330,090
                                 -----------    -----------    -----------

Gross loss ...................    (1,325,829)      (629,289)    (1,939,051)

General and administrative
 expenses ....................       300,112        478,696        148,752
                                 -----------    -----------    -----------

   Loss from operations ......    (1,625,941)    (1,107,985)    (2,087,803)

Interest income ..............        11,657         11,857          4,098

Interest expense .............      (269,216)      (183,841)      (108,956)
                                 -----------    -----------    -----------

   Net loss ..................   $(1,883,500)   $(1,279,969)   $(2,192,661)
                                 -----------    -----------    -----------































             See accompanying notes to the financial statements.

Indeck Maine Energy, L.L.C.
Statements of Changes in Members' (Deficit) Equity
For the Years Ended December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


                                     Indeck Energy    Ridgewood
                                     Services, Inc.   Maine, LLC       Total
                                      -----------    -----------    -----------

Members' equity, January 1, 1999 ..   $     1,000      2,054,750      2,055,750

Net loss ..........................        (1,000)    (2,191,661)    (2,192,661)
                                      -----------    -----------    -----------

Members' deficit, December 31, 1999          --         (136,911)      (136,911)

Net loss ..........................          --       (1,279,969)    (1,279,969)
                                      -----------    -----------    -----------
                                      -----------    -----------    -----------

Members' deficit, December 31, 2000          --       (1,416,880)    (1,416,880)

Net loss ..........................          --       (1,883,500)    (1,883,500)
                                      -----------    -----------    -----------

Members' deficit, December 31, 2001   $      --      $(3,300,380)   $(3,300,380)
                                      -----------    -----------    -----------
































                   See accompanying notes to the financial statements.

Indeck Maine Energy, L.L.C.
Statements of Cash Flows
-------------------------------------------------------------------------------

                                           For the year ended December 31,
                                    ------------------------------------------
                                        2001           2000           1999
                                    -----------    -----------    -----------

Cash flows from operating
 activities
  Net loss ......................   $(1,883,500)   $(1,279,969)   $(2,192,661)
                                    -----------    -----------    -----------
  Adjustments to reconcile net
   loss to net cash flows used
    in operating activities
     Depreciation and
      amortization ..............       206,032        184,771        184,771
     Changes in assets and
      liabilities:
       (Increase) decrease in
         accounts receivable ....      (458,177)       126,450        (88,554)
       (Increase) decrease in
         inventories ............      (336,127)           903        133,506
       Decrease (increase) in
        prepaid expenses ........       129,916       (108,353)        82,704
       Increase (decrease) in
        accounts payable and
         accrued expenses .......       189,802       (182,526)       (57,678)
       Increase (decrease) in due
        to affiliates ...........       827,582         (8,185)       424,606
       Increase (decrease) in
        management fee payable ..       100,000        100,000        (25,000)
                                    -----------    -----------    -----------
     Total adjustments ..........       659,028        113,060        654,355
                                    -----------    -----------    -----------
    Net cash used in operating
      activities ................    (1,224,472)    (1,166,909)    (1,538,306)
                                    -----------    -----------    -----------

Cash flows from investing
 activities:
Capital expenditures ............      (395,263)          --             --
                                    -----------    -----------    -----------
     Net cash used in
      investing activities .......     (395,263)          --             --

Cash flows from financing
 activities
  Issuance of notes payable .....     1,000,000      1,200,000      2,101,000
                                    -----------    -----------    -----------
    Net cash provided by
     financing activities .......     1,000,000      1,200,000      2,101,000
                                    -----------    -----------    -----------

Net (decrease) increase in cash
 and cash equivalents ...........      (619,735)        33,091        562,694

Cash and cash equivalents,
 beginning of period ............       689,533        656,442         93,748
                                    -----------    -----------    -----------

Cash and cash equivalents,
 end of period ..................   $    69,798    $   689,533    $   656,442
                                    -----------    -----------    -----------











            See accompanying notes to the financial statements.

Indeck Maine Energy, L.L.C.
Notes to Financial Statements
-------------------------------------------------------------------------------

1.       Description of Business

Indeck Maine Energy, L.L.C. (the "Company") is a limited liability company formed on April 1, 1997 by Indeck Energy Services, Inc. ("IES") for the purpose of acquiring, operating and managing two 24.5 megawatt wood-fired electric generation facilities (the "Facilities") located in Maine. The Facilities commenced operations on June 10, 1997. On June 11, 1997, Ridgewood Maine, LLC ("Ridgewood"), which is owned equally by Ridgewood Electric Power Trust IV and Ridgewood Electric Power Trust V, purchased a 50% membership interest in the Company from IES for $14,000,000. Of this purchase price, $4,857,015 was contributed to the Company and the remainder was retained by the other members.

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

d. Distributions of Net Cash Flow From Capital Events: The Company shall distribute Net Cash Flow From Capital Events, as defined, 50% to Ridgewood and 50% to the remaining members, in accordance with the respective interests of such members. Net Cash Flow from Capital Events is defined as any cash received from any source other than Net Cash Flow From Operations.

2. Summary of Significant Accounting Policies

Critical accounting policies and estimates
The preparation of financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including bad debts, recoverable value of fixed assets, intangible assets and recordable liabilities for litigation and other contingencies. The Company bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Standards and Disclosures
SFAS 141
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. The Company adopted SFAS 141 on July 1, 2001, with no material impact on the financial statements.

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. The Company will adopt SFAS 142 effective January 1, 2002 and is currently assessing the impact that this standard may have on the Company.

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 effective January 1, 2003 and is currently assessing the impact that this standard may have on the Company.

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Company will adopt SFAS 144 effective January 1, 2002 and is currently assessing the impact that this standard may have on the Company.

Cash and cash equivalents
The Company considers all highly liquid investments with maturities when purchased of three months or less as cash and cash equivalents.

Revenue recognition
Power generation revenue is recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the power sales contract. Adjustments are made to reflect actual volumes delivered when the actual volumetric information subsequently becomes available. Billings to customers for power generation generally occurs during the month following delivery. Final billings typically do not vary significantly from estimates. Interest income is recorded when earned.

Inventories
Inventories, consisting of wood and propane, are stated at cost, with cost being determined on the first-in, first-out method.

Impairment of Long-Lived Assets and Intangibles
In accordance with the provisions of SFAS No. 121, the Company evaluates long-lived assets, such as fixed assets and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the discounted cash flows attributable to the asset or the estimated fair value of the asset.

Property, plant and equipment
Property, plant and equipment, consisting of land and machinery and equipment, are stated at cost. Machinery and equipment, consists principally of electrical generating equipment. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred.

Depreciation is recorded using the straight-line method over the estimated useful life of the assets, ranging from 5 to 20 years with a weighted average of 19 and 20 years at December 31, 2001 and 2000, respectively. For the years ended December 31, 2001, 2000 and 1999, the Company recorded depreciation expense of $192,750, $171,489 and $171,489, respectively.

Intangible assets
Intangible assets are amortized over 5 to 20 years on a straight-line basis. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable During each of the years ended December 31, 2001, 2000 and 1999, the Company recorded amortization expense of $13,282.

Significant Customers
During 2001, the Company's three largest customers accounted for 75%, 23% and 2% of total revenues. During 2000, the Company's three largest customers accounted for 55%, 33% and 12% of total revenues. During 1999, the Company's three largest customers accounted for 41%, 22% and 19% of total revenues.

Income taxes
No provision is made for income taxes in the accompanying financial statements as the income or loss of the Company is passed through and included in the tax returns of the members.

Reclassification
Certain items in previously issued financial statements have been reclassified for comparative purposes.

3.       Notes Payable

Notes payable consist of the following at December 31, 2001 and 2000:

                                                          2001         2000
                                                       ---------    ---------
Note payable to IES (a member),
 due on demand with  interest at 5% ................   $2,900,500   $2,400,500

Note  payable to  Ridgewood  (a  member),
 due on demand with interest at 5% .................    2,900,500    2,400,500
                                                       ----------   ----------

                                                       $5,801,000   $4,801,000
                                                       ----------   ----------

4.       Operating Status

One project has temporarily suspended its operations. It is management's intent not to operate the facility, except during periods of peak demand, until a profitable power sales contract can be negotiated. Based on forecasts related to the operation of the Facilities, management believes that the Company will be able to recover the carrying value of its long-lived assets and meet its financial obligations. The members intend to continue providing the necessary financial support to the Company for the foreseeable future and to not demand payment, within the next twelve months, of the notes payable discussed in Note
3. During the first quarter of 2002, Ridgewood and IES each contributed $650,000 to the Company.

5.       Related Party transactions

The Company is required to pay certain members a fee for management services of $100,000 per year. Additional management fees of up to $200,000 per year may be payable contingent upon achieving Ridgewood's Priority Return from Operations, as defined. No contingent management fee has been accrued as of December 31, 2001 or 2000. Amounts of $300,000 and $200,000 for 2001 and 2000, respectively, are recorded in management fee payable in the Balance Sheets.

Under an Operating Agreement with Ridgewood Electric Power Trust IV and Ridgewood Electric Power Trust V ("the Trusts"), Ridgewood Power Management LLC (formerly Ridgewood Power Management Corporation, "Ridgewood Management"), an entity related to the managing shareholder of the Trusts through common ownership, provides management, purchasing, engineering, planning and administrative services to the Company. Ridgewood Management charges the Company at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by Ridgewood Management. During the years ended December 31, 2001, 2000 and 1999, Ridgewood Management charged the Company $205,120, $203,191 and $197,825, respectively, for overhead items allocated in proportion to the amount invested in projects managed. Ridgewood Management also charged the Company for all of the remaining direct operating and non-operating expenses incurred during the periods

At December 31, 2001 and 2000, the Company had outstanding payables, totaling $1,244,003 and $416,421, respectively, to the following affiliates. Such outstanding payables are due upon demand and do not bear interest.

                                    For the Year Ended December 31,
                                    ------------------------------
                                      2001              2000
                                    --------          --------
Ridgewood Electric Power Trust IV   $402,436          $ 85,131
Ridgewood Electric Power Trust V     352,436            85,131
Ridgewood Management ............    184,328            75,964
IES .............................    304,803           170,195

6.       Fair Value of Financial Instruments

At December 31, 2001 and 2000, the carrying value of the Company's cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximates their fair value. Due to the nature of the Company's relationship with IES and Ridgewood, the fair value of the notes payable is not determinable.

7.       Dispute with ISO

From June through December 1999, the Facilities periodically operated on dispatch from ISO-New England, Inc. (the "ISO") and also submitted offers to the ISO to run at high prices during power emergencies. The Facilities have claimed the ISO owes them approximately $14 million for the electricity products they provided in those periods and the ISO has claimed that no material revenues at all are due to the projects. As a result, on October 24, 2000, the Company filed a complaint against the ISO in the Superior Court of Delaware alleging, among other things, that the ISO's actions resulted in a breach of an express or implied contract, violated certain consumer protection laws and amounted to fraud. The ISO removed the litigation to Federal District Court in Delaware. As a result of various pre-trial motions filed by the parties, such litigation was filed as a complaint by the Company before FERC. In April 2002, FERC ruled on this complaint in favor of the ISO. The Company has not determined whether it will appeal or otherwise contest the ruling by FERC.