Form 10-Q
period 2002-03-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2002-05-20
CIK 1060755

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

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

Item 1. Financial Statements















                        Ridgewood Electric Power Trust V

                        Consolidated Financial Statements

                                 March 31, 2002

Ridgewood Electric Power Trust V
Consolidated Balance Sheets(unaudited)
--------------------------------------------------------------------------------


Assets:                                             March 31,      December 31,
                                                      2002             2001
                                                  ------------    ------------
Cash and cash equivalents .....................   $  2,601,152    $  2,519,330
Accounts receivable, trade ....................      1,596,142       2,464,557
Due from affiliates ...........................        224,579         435,823
Other current assets ..........................        236,038         334,859
                                                  ------------    ------------

         Total current assets .................      4,657,911       5,754,569
                                                  ------------    ------------


Plant and equipment ...........................     19,737,851      20,040,217
Construction in progress ......................      2,083,324            --
                                                  ------------    ------------
Total plant and equipment .....................     21,821,175      20,040,217
Less - Accumulated depreciation ...............     (2,566,340)     (2,287,288)
                                                  ------------    ------------
      Plant and equipment, net ................     19,254,835      17,752,929
                                                  ------------    ------------

Electric power sales contracts and
 other intangibles ............................     19,560,244      19,891,901
Less - Accumulated amortization ...............     (2,234,947)     (1,976,152)
                                                  ------------    ------------
       Electric power sales contracts and other
        intangibles, net ......................     17,325,297      17,915,749
                                                  ------------    ------------

Investments:
    Maine Hydro Projects ......................      4,897,258       4,879,015
    Maine Biomass Projects ....................      4,775,106       4,830,991
    Egypt Projects ............................      3,783,824       3,836,912
    Synergics Projects ........................      6,004,109       5,869,109
    CLP Spanish Landfill Projects .............        744,777         766,335
                                                  ------------    ------------

         Total assets .........................   $ 61,443,117    $ 61,605,609
                                                  ------------    ------------

Liabilities and shareholders' equity:
Liabilities:
Current portion of long-term debt .............   $    598,926    $    609,550
Accounts payable and accrued expenses .........      3,619,717       3,234,486
Due to affiliates .............................        780,414         343,057
                                                  ------------    ------------
         Total current liabilities ............      4,999,057       4,187,093
                                                  ------------    ------------

Long-term debt, less current portion ..........     15,308,109      13,878,183
Deferred income taxes .........................      1,144,934       1,081,202
Minority interest .............................      9,786,015      10,408,841

Commitments and contingencies

Shareholders' equity:
    Shareholders' equity (932.8875 investor
      shares issued and outstanding) ..........     30,656,990      32,483,826
    Managing shareholder's accumulated deficit
     (1 management share issued and
       outstanding) ...........................       (451,988)       (433,536)
                                                  ------------    ------------

         Total shareholders' equity ...........     30,205,002      32,050,290
                                                  ------------    ------------
         Total liabilities and
          shareholders' equity ................   $ 61,443,117    $ 61,605,609
                                                  ------------    ------------







     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                   --------------------------
                                                    March 31,       March 31,
                                                       2002           2001
                                                   -----------    -----------

Revenues .......................................   $ 1,683,170    $ 1,990,662

Cost of sales, including depreciation and
 amortization of $537,847 and $564,288
  in 2002 and 2001 .............................     1,585,595      1,354,971
                                                   -----------    -----------

Gross profit ...................................        97,575        635,691

General and administrative expenses ............       210,224        165,055
Management fee paid to the managing shareholders       583,056        583,056
Research and development .......................       420,488        224,986
                                                   -----------    -----------

  Total other operating expenses ...............     1,213,768        973,097

Loss from operation ............................    (1,116,193)      (337,406)

Other income (expense):
   Interest income .............................        16,163         43,209
   Interest expense ............................      (412,324)      (192,072)
   Interest income from Synergics Projects .....          --          136,608
   Income from Maine Hydro Projects ............        18,243         19,120
   Loss from Maine Biomass Projects ............      (380,885)      (222,590)
   Income (loss) from Egypt Projects ...........       (17,411)         7,637
   Other expense ...............................       (50,521)          --
                                                   -----------    -----------
           Other income (expense), net .........      (826,735)      (208,088)
                                                   -----------    -----------

           Loss from operations ................    (1,942,928)      (545,494)

Income taxes ...................................        82,661        194,532
                                                   -----------    -----------

Loss before minority interest in net loss of
      consolidated subsidiaries ................    (2,025,589)      (740,026)

Minority interest in net loss of consolidated
      subsidiaries .............................       438,045         59,743
                                                   -----------    -----------

           Net loss ............................   $(1,587,544)   $  (680,283)
                                                   -----------    -----------



     See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                                      Managing
                                    Shareholders    Shareholder         Total
                                    ------------    ------------    ------------

Shareholders' equity,
 December 31, 2001 ..............  $ 32,483,826    $   (433,536)   $ 32,050,290

Net loss ........................    (1,571,669)        (15,875)     (1,587,544)

Cumulative translation adjustment      (255,167)         (2,577)       (257,744)
                                   ------------    ------------    ------------

Shareholders' equity,
 March 31, 2002 .................  $ 30,656,990    $   (451,988)   $ 30,205,002
                                   ------------    ------------    ------------





Ridgewood Electric Power Trust V
Consolidated Statement of Comprehensive Loss (unaudited)
--------------------------------------------------------------------------------

                                    Three Months Ended March 31,
                                    ---------------------------
                                       2002            2001
                                    -----------    -----------
Net loss ........................   $(1,587,544)   $  (680,283)

Cumulative translation adjustment      (257,744)      (704,246)
                                    -----------    -----------

Comprehensive loss ..............   $(1,845,288)   $(1,384,529)
                                    -----------    -----------























   See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Cash Flows(unaudited)
--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                     --------------------------
                                                       March 31,      March 31,
                                                         2002           2001
                                                     -----------    -----------
Cash flows from operating activities:
     Net loss ....................................   $(1,587,544)   $  (680,283)
                                                     -----------    -----------
     Adjustments to reconcile net loss to net cash
      flows from operating activities:
           Depreciation and amortization .........       537,847        564,288
           Minority interest in loss of
            consolidated subsidiaries ............      (438,045)        59,743
           Income from Maine Hydro Projects ......       (18,243)       (19,120)
           Loss from Maine Biomass Projects ......       380,885        222,590
          Loss from CLP Spanish Landfill Projects          8,207           --
          Interest income from Synergics Projects           --         (136,608)
          Loss (income) from Egypt Projects ......        17,411         (7,637)
          Changes in assets and liabilities:
             Decrease (increase) in accounts
              receivable .........................       826,285     (1,410,991)
             Decrease (increase) in due from
              affiliates .........................       211,245       (390,498)
             Decrease in other current assets ....        98,821        238,626
             Increase in accounts payable and
              accrued expenses ...................       455,974      1,366,209
             Increase in deferred income taxes ...        82,661        149,784
             Increase in due to affiliates .......       437,357       (626,304)
                                                     -----------    -----------
             Total adjustments ...................     2,600,405         10,082
                                                     -----------    -----------
         Net cash provided by (used in) operating
          activities .............................     1,012,861       (670,201)
                                                     -----------    -----------

Cash flows from investing activities:
     Capital expenditures ........................    (2,144,541)    (3,598,867)
     Investment in Synergics Projects ............      (135,000)          --
     Investment in Maine Biomass Projects ........      (325,000)          --
     Distributions from Egypt Projects ...........          --          399,983
                                                     -----------    -----------
         Net cash used in investing activities ...    (2,604,541)    (3,198,884)
                                                     -----------    -----------

Cash flows from financing activities:
     Borrowings under line of credit .............     1,673,502           --
     Contributions to United Kingdom Landfill
      Projects by minority interest ..............          --        3,437,131
                                                     -----------    -----------
         Net cash provided by financing
          activities .............................     1,673,502      3,437,131
                                                     -----------    -----------

Net increase (decrease) in cash and cash
  equivalents ....................................        81,822       (431,954)

Cash and cash equivalents, beginning of year .....     2,519,330      4,731,081
                                                     -----------    -----------

Cash and cash equivalents, end of period .........   $ 2,601,152    $ 4,299,127
                                                     -----------    -----------

     See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust V
Notes to Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust V's (the "Trust") consolidated financial statements included in the 2001 Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2.       Summary Results of Operations for Selected Investments


Summary results of operations for the Maine Hydro Projects, which are accounted for under the equity method, were as follows:

                           Three Months Ended
                                 March 31,
                              2002       2001
                           --------   --------
   Revenue .............   $790,000   $812,000
   Operating expense ...    754,000    774,000
   Net income ..........     36,000     38,000

Summary results of operations for the Maine Biomass Projects, which are accounted for under the equity method, were as follows:

                          Three Months Ended
                               March 31,
                          2002           2001
                      -----------    -----------
   Revenue ........   $ 1,766,000    $   538,000
   Cost of sales...     2,289,000        733,000
   Other expense...       239,000        250,000
   Net loss .......      (762,000)      (445,000)


Summary results of operations for the Egypt projects, which are accounted for under the equity method, were as follows:

                         Three Months Ended
                              March 31,
                          2002         2001
                       ---------    ---------
   Net Sales .......   $ 896,000    $ 916,000
   Cost of sales ...     664,000      619,000
   Other expense ...     356,000      270,000
   Net income (loss)    (124,000)      27,000


3. Related Party Transactions

At March 31, 2002 and December 31, 2001, the Trust had outstanding payables and receivables, with the following affiliates:

                                       Due To                Due From
                                --------------------   ----------------------

                                March 31, December 31,  March 31, December 31,
                                  2002       2001         2002       2001
                                --------   --------     --------   --------

  Ridgewood Management ......   $ 28,800   $141,707     $     --   $    --
  Growth Fund ...............    197,917    181,832           --        --
  Trust IV ..................         --         --      135,823    135,823
  Maine Hydro ...............         --         --       71,479    100,000
  Maine Biomass .............    505,000         --         --      200,000
  Other affiliates ..........     48,697     19,518       17,277         --

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are generally rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Trust and Ridgewood Waterpure Corporation. The Trust's investment in the Synergics Hydro projects is in the form of a note receivable and, accordingly, the Trust's earnings are in the form of interest income. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects, Maine Biomass Projects, and the Egypt Projects.

Results of Operations

Revenues decreased by $308,000, from $1,991,000 in the first quarter of 2001 to $1,683,000 in the first quarter of 2002. The decrease is due from the United Kingdom Landfill Projects generating less energy due to system problems experienced in the first quarter of 2002.

Gross profit decreased $538,000 to $98,000 in the first quarter of 2002. The decrease is a result of the decrease in revenues and an increase in maintenance costs used to repair and return the facilities to normal operating performance.

Research and development costs increased $195,000 to $420,000 in 2002. In the first quarter of 2001, the Trust's Ridgewood WaterPure subsidiary incurred $224,000 of research and development costs related to its water distillation technology. In the third quarter of 2001 Ridgewood WaterPure's available cash ran out, therefore, in October 2001, Ridgewood WaterPure filed under Chapter 7 of the United States Bankruptcy Code to liquidate its assets. In the first quarter of 2002, the United Kingdom Landfill Projects incurred $420,000 of developmental fees as a result of the construction and development of new plants.

Equity income from the Maine Hydro Projects remained consistent with the first quarter of 2001.

The equity loss from the Maine Biomass Projects increased from $223,000 in the first quarter of 2001 to $381,000 in the same period in 2002. The increase in the equity loss in the Maine Biomass Projects is primarily attributable to lower capacity revenues in the first quarter of 2002 as compared to the same period in 2001. During the first quarter of 2002, the West Enfield plant was in operation, while the Jonesboro plant was not. During the first quarter of 2001, both plants were not in operation. On May 9, 2002, the West Enfield plant and the Jonesboro plant each filed an "Application for Statement of Qualification" with the Massachusetts Division of Energy Resources to qualify as new renewable electric generation facilities under the Massachusetts Renewable Portfolio Standard Regulations ("RPS"). Pursuant to these regulations, qualified renewable electric generation facilities produce renewable portfolio standard attributes ("RPS Attributes") when they generate electricity. RPS Attributes are then sold to and used by entities that are providing electricity to end-use customers in Massachusetts. The RPS regulations, and the statute under which they were promulgated, are intended to spur use and development of new renewable generation facilities.

If the West Enfield and Jonesboro plants qualify under the RPS, then, pursuant to the power sales contract, Select Energy will also purchase and pay an additional amount for the RPS Attributes associated with the electric energy it purchased from the West Enfield plant. While the agreement with Select Energy is only for a term of possibly five months, given the market and proposed supply of renewable resources that can qualify for the RPS Attributes, the Trust believes that the Maine Biomass Plants will be able to sell their RPS Attributes pursuant to longer-term contracts. However, no negotiations regarding such contracts have taken place.

The Trust recorded interest income from the note related to the Synergics Projects of $137,000 in the first quarter of 2001. During the second half of 2001, drought conditions affected many of the Synergics Projects, reducing revenues and cash flows recorded by Synergics. As a result of these reduced cash flows experienced by Synergics, the Trust ceased accruing interest effective as of October 1, 2001.

The Trust recorded $8,000 of net income related to the Egypt projects in 2001 compared to $17,000 of losses in 2002. The loss in 2002 is attributed to the acquisition of Sinai Environmental Services ("Sinai"), which was completed in the first quarter of 2002. Sinai's operating loss for the first quarter is due to the high management fees charged by Sinai's previous managing shareholder. The Trust's Egyptian subsidiary became the managing shareholder effective February 16, 2002, when it increased its equity holdings by 25% for a total ownership of 53%. As a result of the change in managing shareholders, Sinai's net loss for the second half of the first quarter was approximately 38% lower than the first half.

Interest income decreased by $27,000 from $43,000 in the first quarter of 2001 to $16,000 in the first quarter of 2002 due to lower average cash balances. Interest expense increased by $220,000 from $192,000 in the first quarter of 2001 to $412,000 in the first quarter of 2002 due to the increase in borrowings under the United Kingdom Landfill Projects's credit line.


Liquidity and Capital Resources

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder and payment of certain accounting and legal services to third parties. The Trust ceased making distributions to shareholders in the first quarter of 2001.

The Trust expects that its cash flows from operations will be sufficient to fund its obligations for the next twelve months.

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

                           RIDGEWOOD ELECTRIC POWER TRUST V
                                     Registrant

May 20, 2002                     By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)