Form 10-Q
period 2002-06-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2002-08-15
CIK 1060755

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2002

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

Item 1. Financial Statements















                        Ridgewood Electric Power Trust V

                        Consolidated Financial Statements

                                  June 30, 2002

Ridgewood Electric Power Trust V
Consolidated Balance Sheets  (unaudited)
-------------------------------------------------------------------------------

Assets:                                           June 30,      December 31,
                                                    2002            2001
                                                ------------    ------------
Cash and cash equivalents ...................   $  2,462,864    $  2,519,330
Accounts receivable, trade ..................      2,225,661       2,464,557
Due from affiliates .........................        301,035         435,823
Other current assets ........................        350,955         334,859
                                                ------------    ------------

    Total current assets ....................      5,340,515       5,754,569
                                                ------------    ------------


Plant and equipment .........................     23,157,130      20,040,217
Construction in progress ....................      1,294,481            --
                                                ------------    ------------
Total plant and equipment ...................     24,264,784      20,040,217
Less - Accumulated depreciation .............     (3,129,985)     (2,287,288)
                                                ------------    ------------
     Plant and equipment, net ...............     21,321,626      17,752,929
                                                ------------    ------------

Electric power sales contracts
 and other intangibles ......................     21,012,636      19,891,901
Less - Accumulated amortization .............     (2,857,182)     (1,976,152)
                                                ------------    ------------

      Electric power sales contracts
        and other intangibles, net ..........     18,155,454      17,915,749
                                                ------------    ------------

Investments:
    Maine Hydro Projects ....................      5,277,345       4,879,015
    Maine Biomass Projects ..................      4,244,180       4,830,991
    Egypt Projects ..........................      3,769,739       3,836,912
    Synergics Projects ......................      6,004,109       5,869,109
    CLP Spanish Landfill Projects ...........        800,443         766,335
                                                ------------    ------------
    Total assets ............................   $ 64,913,411    $ 61,605,609
                                                ------------    ------------

Liabilities and shareholders' equity:
Liabilities:
Current portion of long-term debt ...........   $  1,039,336    $    609,550
Accounts payable and accrued expenses .......      4,246,552       3,234,486
Due to affiliates ...........................      1,259,834         343,057
                                                ------------    ------------
    Total current liabilities ...............      6,545,722       4,187,093
                                                ------------    ------------

Long-term debt, less current portion ........     16,722,473      13,878,183
Deferred income taxes .......................      1,319,262       1,081,202
Minority interest ...........................     10,212,446      10,408,841

Commitments and contingencies

Shareholders' equity:
  Shareholders' equity
   (932.8875 investor shares issued
     and outstanding) .......................     30,566,412      32,483,826
  Managing shareholder's accumulated deficit
  (1 management share issued and outstanding)       (452,904)       (433,536)
                                                ------------    ------------
    Total shareholders' equity ..............     30,113,508      32,050,290
                                                ------------    ------------
    Total liabilities and
     shareholders' equity ...................   $ 64,913,411    $ 61,605,609
                                                ------------    ------------







       See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Operations (unaudited)
-------------------------------------------------------------------------------


                            Six Months Ended             Three Months Ended
                        -------------------------    --------------------------
                         June 30,       June 30,       June 30,       June 30,
                           2002           2001           2002           2001
                        ----------    -----------    -----------    -----------
Revenues ...........   $ 3,763,919    $ 2,901,742    $ 2,080,749    $   911,080

Cost of sales ......     3,452,488      2,043,348      1,866,893        688,377
                        -----------    -----------    -----------    -----------

Gross profit .......       311,431        858,394        213,856        222,703


General and
 administrative
  expenses .........       436,714        275,291        226,490        110,236
Management fee
 paid to managing
  shareholder ......     1,166,112      1,250,662        583,056        667,606
Research and
 development .......       697,223        556,835        276,735        331,849
                       -----------    -----------    -----------    -----------
  Total other
   operating
    expenses .......     2,300,049      2,082,788      1,086,281      1,109,691

Loss from
 operations ........    (1,988,618)    (1,224,394)      (872,425)      (886,988)

Other income(expense):
  Interest income ..        34,444        100,156         18,281         56,947
  Interest expense .      (785,096)      (495,263)      (372,772)      (303,191)
  Interest income
   from Synergics
    Projects .......          --          273,216           --          136,608
  Equity interest in:
   Income from Maine
    Hydro Projects .       398,329        271,106        380,086        251,986
   Loss from Maine
    Biomass Projects .    (911,811)      (413,862)      (530,926)      (191,272)
   Income(loss)from
    Egypt Projects .       (30,182)        69,224        (12,771)        61,587
  Other income
   (expense) .......       145,581           --          196,102           --
                       -----------    -----------    -----------    -----------

    Other income
     (expense),net .    (1,148,735)      (195,423)      (322,000)        12,665
                       -----------    -----------    -----------    -----------


Loss before taxes ..    (3,137,353)    (1,419,817)    (1,194,425)      (874,323)

Income taxes .......       167,345        205,955         84,684         11,423
                       -----------    -----------    -----------    -----------


Loss before minority
 interest in net
  loss of
   consolidated
    subsidiaries ...    (3,304,698)    (1,625,772)    (1,279,109)      (885,746)

Minority interest
 in loss of
  consolidated
   subsidiaries ....       739,347        231,346        301,302        171,603
                       -----------    -----------    -----------    -----------


Net loss ...........   $(2,565,351)   $(1,394,426)   $  (977,807)   $  (714,143)
                        ===========    ===========    ===========    ===========










      See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
-------------------------------------------------------------------------------


                                                      Managing
                                    Shareholders     Shareholder        Total
                                    ------------    ------------    ------------

Shareholders' equity,
 December 31, 2001 ..............  $ 32,483,826    $   (433,536)   $ 32,050,290

Cumulative translation adjustment       622,283           6,286         628,569

Net loss for the year ...........    (2,539,697)        (25,654)     (2,565,351)
                                   ------------    ------------    ------------

Shareholders' equity,
 June 30, 2002 ..................  $ 30,566,412        (452,904)   $ 30,113,508
                                   ------------    ------------    ------------






Ridgewood Electric Power Trust V
Consolidated Statements of Comprehensive Loss  (unaudited)
-------------------------------------------------------------------------------


                         Six Months Ended              Three Months Ended
                     --------------------------    --------------------------
                       June 30,       June 30,       June 30,       June 30,
                         2002           2001           2002           2001
                     -----------    -----------    -----------    -----------

Net loss .........   $(2,565,351)   $(1,394,426)   $  (977,807)   $  (714,143)

Cumulative
 translation
  adjustment .....       628,568       (535,210)       886,312        169,036
                     -----------    -----------    -----------    -----------

Comprehensive loss   $(1,936,783)   $(1,929,636)   $   (91,495)   $ (545,107)
                     -----------    -----------    -----------    -----------
















    See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Cash Flows (unaudited)
-------------------------------------------------------------------------------
                                                       Six Months Ended
                                                 --------------------------
                                                   June 30,       June 30,
                                                     2002           2001
                                                 -----------    -----------
Cash flows from operating activities:
     Net loss ................................   $(2,565,351)   $(1,394,426)
                                                 -----------    -----------
     Adjustments to reconcile net loss
      to net cash flows from operating
        activities:
       Depreciation and amortization .........     1,384,859      1,119,833
       Minority interest in loss of
        consolidated subsidiaries
                                                    (739,347)      (231,346)
       Income from Maine Hydro Projects ......      (398,329)      (271,106)
       Loss from Maine Biomass Projects ......       911,811        413,862
       Loss from CLP Spanish Landfill Projects         8,311           --
       (Income) loss from Egypt Projects .....        30,182        (69,224)
       Interest income from Synergics Projects          --         (273,216)
       Changes in assets and liabilities:
         Decrease (increase) in accounts
          receivable .........................       355,272     (1,048,763)
         Decrease (increase) in due from
          affiliates .........................       134,788       (189,907)
         (Increase) decrease in other
           current assets ....................       (16,096)       561,173
         Increase in accounts payable and
          accrued expenses ...................       881,902        956,812
         Increase in deferred income taxes ...       167,345        162,410
         Increase in due to affiliates .......       916,777         10,765
                                                 -----------    -----------
         Total adjustments ...................     3,637,475      1,141,293
                                                 -----------    -----------
         Net cash provided by (used in)
          operating activities ...............     1,072,124       (253,133)
                                                 -----------    -----------

Cash flows from investing activities:
     Capital expenditures ....................    (3,125,014)    (3,547,405)
     Purchase of power contract ..............          --       (2,762,270)
     Investment in Synergics Projects ........      (135,000)          --
     Loans to Maine Biomass Projects .........      (325,000)      (450,000)
     Distributions from Egypt Projects .......          --          399,983
                                                 -----------    -----------
         Net cash used in
          investing activities ...............    (3,585,014)    (6,359,692)
                                                 -----------    -----------

Cash flows from financing activities:
     Contributions to United Kingdom
      Landfill Projects by minority
       interest ..............................         4,491      3,466,950
     Borrowings under bank loan ..............     2,321,703      2,473,769
                                                 -----------    -----------
         Net cash provided by
          financing activities ...............     2,326,194      5,940,719
                                                 -----------    -----------

Effect of exchange rate on cash
  and cash equivalents .......................       130,230       (122,546)
Net decrease in cash and cash equivalents ....       (56,466)      (794,652)

Cash and cash equivalents, beginning of year .     2,519,330      4,731,081
                                                 -----------    -----------

Cash and cash equivalents, end of period .....   $ 2,462,864    $ 3,936,429
                                                 -----------    -----------


     See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Notes to Consolidated Financial Statements (unaudited)
-----------------------------------------------------------------------------
1. General

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

2. Summary Results of Operations for Selected Investments

Summary results of operations for the Maine Hydro Projects, which are accounted for under the equity method, were as follows:

                       Six Months Ended         Three Months Ended
                    -----------------------   -----------------------
                        2002         2001         2002          2001
                    ----------   ----------   ----------   ----------
Revenue .........   $2,384,000   $2,069,000   $1,594,000   $1,257,000
Operating expense    1,587,000    1,527,000      833,000      753,000
Net income ......      797,000      542,000      761,000      504,000


Summary results of operations for the Maine Biomass Projects, which are accounted for under the equity method, were as follows:

                   Six Months Ended                Three Months Ended
                --------------------------    --------------------------
                    2002           2001           2002          2001
                -----------    -----------    -----------    -----------
Revenue .....   $ 2,533,000    $ 1,345,000    $   767,000    $   730,000
Cost of sales     3,834,000      1,710,000      1,545,000        872,000
Other expense       523,000        463,000        284,000        241,000
Net loss ....    (1,824,000)      (828,000)    (1,062,000)      (383,000)

Summary results of operations for the Egypt Projects, which are accounted for under the equity method, were as follows:

                         Six Months Ended            Three Months Ended
                    --------------------------  ---------------------------
                        2002           2001          2002           2001
                    -----------    -----------   -----------    -----------
Revenue .........   $ 2,294,000    $ 2,081,000   $ 1,398,000    $ 1,165,000
Cost of sales ...     1,774,000      1,292,000     1,110,000        673,000
Other expense ...       736,000        487,000       380,000        217,000
Net income (loss)      (216,000)       302,000       (92,000)       275,000


3.  Summary of Significant Accounting Policies

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

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Trust adopted SFAS 142 on January 1, 2002, with no material impact on the consolidated financial statements.

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

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Trust adopted SFAS 144 on January 1, 2002, with no material impact on the consolidated financial statements.

4.  Long-Term Debt

Following is a summary of United Kingdom Landfill Gas Projects long-term debt at June 30, 2002 and December 31,2001:

                          June 30,2002   December 31,2001
                          ------------    ------------
Bank loan payable .....   $ 17,761,809    $ 14,487,733
Less - Current maturity     (1,039,336)       (609,550)
                          ------------    ------------
Total long-term debt ..   $ 16,722,473    $ 13,878,183
                          ------------    ------------

The bank loan is repayable in semi annual installments each March 31st and September 30th through September 30, 2010. The loan bears interest at LIBOR plus 2.25% (4.086% and 4.126% at June 30, 2002 and December 31, 2001, respectively).
The notes are collateralized by substantially all of the assets of the projects. The increase in the loan balance is due to the borrowings used for the development of new projects in the United Kingdom as well as the effect on the change in the foreign currency translation rate.

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $750,000 for borrowings or letters of credit. The credit facility was extended until July 31, 2002. Outstanding borrowings, which will be repaid prior to the expiration of the credit facility, bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5% (4.336% and 4.376% at June 30, 2002 and December 31, 2001, respectively).
During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and is in the process of finalizing a further extension until July 31, 2003. The extension expiring on August 31, 2002 provides the Trust with a committed line of credit of $700,000, while the credit facility through July 31, 2003 will provide a committed line of $593,000. The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1.

5. Related Party Transactions

At June 30, 2002 and December 31, 2001, the Trust had outstanding payables and receivables, with the following affiliates:

                                       Due To                  Due From
                              ------------------------  ------------------------
                                June 30,   December 31,   June 30,  December 31,
                                 2002         2001          2002         2001
                              ----------   ----------   ----------   ----------
Ridgewood Power
 Management L.L.C .........   $     --     $  141,707   $  126,817   $     --
Ridgewood Power Corp. .....       47,750         --           --           --
Ridgewood Power Growth Fund      204,624      181,832         --           --
Egypt projects ............         --           --        128,551         --
Ridgewood Electric
 Power Trust IV ...........         --           --         45,667      135,823
Maine Hydro ...............      483,365         --           --        100,000
Maine Biomass .............      505,000         --           --        200,000
Other affiliates ..........       19,095       19,518         --           --
                              ----------   ----------   ----------   ----------
         Total ............   $1,259,834   $  343,057   $  301,035   $  435,823
                              ----------   ----------   ----------   ----------

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

6. Income taxes

The Trust recorded a provision for United Kingdom income taxes of $167,345 for the six months ended June 30, 2002 on a foreign loss of $1,273,182. The provision recorded is 30%, the effective corporate tax rate of the United Kingdom, of the net increase in the current years temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. At June 30, 2002 and December 31, 2001, the Trust had a deferred tax liability of $1,319,262 and $1,081,202, respectively. The significant component of the Trust's deferred tax liability is attributable to the accelerated depreciation on its plant and equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are generally rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Trust, United Kingdom Landfill Projects ("UK Projects") and Ridgewood Waterpure Corporation. The Trust's investment in the Synergics Hydro projects is in the form of a note receivable and, accordingly, the Trust's earnings are in the form of interest income. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects, Maine Biomass Projects, and the Egypt Projects.

Results of Operations

Three Months Ended June 30,2002, Compared to the Three Months Ended June 30,2001

Revenues increased by $1,170,000, to $2,081,000 in the second quarter of 2002, as compared to the second quarter of 2001. The increase in revenues is due to the increase in the number of power producing facilities owned and operated by the UK Projects as a result of the merger that was completed in the fourth quarter of 2001.

Gross profit decreased from $223,000 for the three months ended June 30, 2001, to $214,000 for the corresponding period of 2002. The decrease is attributed to the increase in maintenance costs incurred to repair some of the UK Projects.

General and administrative expenses increased $116,000 in the second quarter of 2002 to $226,000. The increase in general and administrative expenses is a result of the merger of operations of the UK projects in the fourth quarter of 2001. Prior to the merger, the Trust paid a third party non-affiliate to manage and operate the UK Projects. As a result of the merger, the Trust now manages, develops and operates the UK projects internally.

Research and development costs decreased $55,000 to $277,000 in the second quarter of 2002. In the second quarter of 2001, the Trust's Ridgewood WaterPure subsidiary incurred $332,000 of research and development costs related to its water distillation technology. In the third quarter of 2001 Ridgewood WaterPure's available cash ran out, therefore, in October 2001, Ridgewood WaterPure filed under Chapter 7 of the United States Bankruptcy Code to liquidate its assets. In the second quarter of 2002, the UK Projects incurred $277,000 of developmental costs as a result of the construction and development of new plants.

Interest income decreased by $39,000 from $57,000 in the second quarter of 2001 to $18,000 in the second quarter of 2002 due to lower average cash balances. Interest expense increased by $128,000 from $252,000 in the second quarter of 2001 to $380,000 in the second quarter of 2002 due to the increase in borrowings under the UK Projects credit line.

The Trust recorded interest income from the note related to the Synergics Projects of $137,000 in the second quarter of 2001. During the second half of 2001, drought conditions affected many of the Synergics Projects, reducing revenues and cash flows recorded by Synergics. As a result of these reduced cash flows experienced by Synergics, the Trust ceased accruing interest effective as of October 1, 2001.

The Trust recorded $62,000 of net income related to the Egypt projects in the second quarter of 2001 compared to $13,000 of losses in the second quarter of 2002. The loss in 2002 is attributed to the acquisition of Sinai Environmental Services ("Sinai"), which was completed in the first quarter of 2002. Sinai's operating loss of $241,000 for the second quarter is primarily due to the change in estimate of the useful life of fixed assets. The Trust's Egyptian subsidiary became the managing shareholder effective February 16, 2002, when it increased its equity holdings by 25% for a total ownership of 53%.

Equity income from the Maine Hydro Projects increased by $128,000, to $380,000 in the second quarter of 2002. The increase is due to the heavier rainfall experienced in the second quarter of 2002.

The equity loss from the Maine Biomass Projects increased from $191,000 in the second quarter of 2001 to $531,000 in the same period in 2002. The increase in the equity loss in the Maine Biomass Projects is primarily attributable to lower capacity revenues in the second quarter of 2002 as compared to the same period in 2001. In addition to the lower capacity revenues, the West Enfield plant operated under a normal full time schedule without being able to record renewable energy attributes revenue (see below for further detail). During the second quarter of 2002, the West Enfield plant was in operation, while the Jonesboro plant was not. During the second quarter of 2001, the West Enfield plant resumed operations while the Jonesboro plant remained idle. On May 9, 2002, the West Enfield plant and the Jonesboro plant each filed an "Application for Statement of Qualification" with the Massachusetts Division of Energy Resources (the "Division") to qualify as new renewable electric generation facilities under the Massachusetts Renewable Portfolio Standard Regulations ("RPS"). Pursuant to these regulations, qualified renewable electric generation facilities produce renewable portfolio standard attributes ("RPS Attributes") when they generate electricity. RPS Attributes are then sold to and used by entities that are providing electricity to end-use customers in Massachusetts. The RPS regulations, and the statute under which they were promulgated, are intended to spur use and development of new renewable generation facilities.

On July 8, 2002, the Trust received official notice from the Division that the Application for Statement of Qualification filed pursuant to the Massachusetts Renewable Energy Portfolio Standard Regulations ("Regulations") by both the Jonesboro and West Enfield plants had been approved as of July 3, 2002. Pursuant to such approval, the Division found that the Plants meet the eligibility requirements of the Regulations and therefore may market and sell renewable attributes associated with the electric generation of the Plants. Because the West Enfield plant qualifies under the RPS, pursuant to the power sales contract, Select Energy will pay an additional amount for the RPS Attributes associated with the electric energy it purchased from the West Enfield plant, which amounted to approximately $630,000 for the second quarter of 2002. Because the Trust received notification of its approval for qualification by the Division in July 2002, the Trust will recognize its share of the additional revenues in the third quarter of 2002.

Other income increased by $196,000 in the second quarter of 2002 primarily due to the proceeds received from the liquidation of the Santee River Rubber Company, which filed for bankruptcy in 2000.

 Six Months Ended June 30, 2002, Compared to the Six Months Ended June 30, 2001

Revenues increased by $862,000 to $3,764,000 for the first six months of 2002, as compared to the same period of 2001. The increase in revenues is due to the increase in the number of power producing facilities owned and operated by the UK Projects as a result of the merger that was completed in the fourth quarter of 2001.

Gross profit decreased from $858,000 for the six months ended June 30, 2001, to $311,000 for the corresponding period of 2002. The decrease is attributed to the increase in maintenance costs incurred to repair some of the UK Projects.

General and administrative expenses increased $162,000 in the first half of 2002 to $437,000. The increase in general and administrative expenses is a result of the merger of operations of the UK Projects in the fourth quarter of 2001. Prior to the merger, the Trust paid a third party non-affiliate to manage and operate the UK Projects. As a result of the merger, the Trust now manages, develops and operates the UK Projects internally.

Research and development costs increased $140,000 to $697,000 for the first half of 2002. In the first six months of 2001, the Trust's Ridgewood WaterPure subsidiary incurred $557,000 of research and development costs related to its water distillation technology. As a result of Ridgewood WaterPure's bankruptcy filing in the fourth quarter of 2001, no research and development costs were incurred in 2002. In the first half of 2002, the UK Projects incurred $697,000 of developmental fees as a result of the construction and development of new plants. In 2001, the UK Projects did not incur development costs since it did not develop and construct its plants but rather purchased completed and operable facilities.

Interest income decreased by $66,000 from $100,000 in the first six months of 2001 to $34,000 for the corresponding period of 2002, due to lower average cash balances. Interest expense increased by $290,000 from $495,000 for the six months ended June 2001 to $785,000 for the six months ended June 2002, due to the increase in borrowings under the UK project's credit line.

The Trust recorded interest income from the note related to the Synergics Projects of $273,000 in the first half of 2001. During the second half of 2001, drought conditions affected many of the Synergics Projects, reducing revenues and cash flows recorded by Synergics. As a result of these reduced cash flows experienced by Synergics, the Trust ceased accruing interest effective as of October 1, 2001.

The Trust recorded $69,000 of net income related to the Egypt projects for the first six months of 2001 compared to $30,000 of losses for the same period of 2002. The loss in 2002 is attributed to the acquisition of Sinai Environmental Services ("Sinai"), which was completed in the first quarter of 2002. Sinai's $324,000 operating loss for the six months ended June 30, 2002 is primarily due to the high management fees charged by Sinai's previous managing shareholder and to the change in estimate of the useful life of fixed assets. The Trust's Egyptian subsidiary became the managing shareholder effective February 16, 2002, when it increased its equity holdings by 25% for a total ownership of 53%. As a result of the new managing shareholders review and inspection of the current condition of Sinai's machinery and equipment, the managing shareholder reduced the useful life of Sinai's fixed assets accordingly.

Equity income from the Maine Hydro Projects increased by $127,000, to $398,000 in the first half of 2002. The increase is due to the heavier rainfall experienced in 2002.

The equity loss from the Maine Biomass Projects increased from $414,000 for the six months ended June 30, 2001 to $912,000 in the same period in 2002. The increase in the equity loss in the Maine Biomass Projects is primarily attributable to lower capacity revenues received in 2002 as compared to the same period in 2001, as well as the West Enfield plant operating under a normal full time schedule without being able to record renewable energy attributes revenue. During the first six months of 2002, the West Enfield plant was in operation, while the Jonesboro plant was not. The West Enfield plant was idle for the majority of the first half of 2001, while the Jonesboro plant did not operate at all.

On July 8, 2002, the Trust received official notice from the Division that the Application for Statement of Qualification filed pursuant to the Massachusetts Renewable Energy Portfolio Standard Regulations ("Regulations") by both the Jonesboro and West Enfield plants had been approved as of July 3, 2002. Pursuant to such approval, the Division found that the Plants meet the eligibility requirements of the Regulations and therefore may market and sell renewable attributes associated with the electric generation of the Plants. Because the West Enfield plant qualifies under the RPS, pursuant to the power sales contract, Select Energy will pay an additional amount for the RPS Attributes associated with the electric energy it purchased from the West Enfield plant, which amounted to approximately $1.1 million for the first half of 2002. Because the Trust received notification of its approval for qualification by the Division in July 2002, the Trust will recognize its share of the additional revenues in the third quarter of 2002.

Other income increased by $146,000 in the first six months of 2002 primarily due to the proceeds received from the liquidation of the Santee River Rubber Company, which filed for bankruptcy in 2000.

Liquidity and Capital Resources

Dollar amounts in this discussion are rounded to the nearest $1,000.

Cash provided by operating activities for the six months ended June 30, 2002 was $1,072,000 as compared to a usage of $253,000 for the six months ended June 30, 2001. The increase in cash flow from operating activities is primarily the result of the reduction of outstanding accounts receivable and an increase in short term payables due to affiliates.

Cash used in investing activities decreased to $3,585,000 during the first half of 2002 as compared to $6,360,000 in the first half of 2001. The decrease is primarily due to the Trust purchasing more power plants in the United Kingdom in 2001, $6,310,000, as compared to 2002, $3,125,000. The Trust also made a lesser investment in the Maine Biomass Projects in 2002, $325,000, as compared to $450,000 in 2001. As opposed to the $400,000 cash distribution received from the Egypt Projects in 2001, there were no distributions received in the first half of 2002. During the first six months of 2002 the Trust made a $135,000 investment in the Synergics Projects.

Cash provided by financing activities for the first six months of 2002 was $2,326,000 compared to a $5,941,000 in the first six months of 2001. The decrease in 2002 cash flow from financing activities is due to the $3,467,000 investment in the UK projects by the Ridgewood Power Growth Fund in 2001.

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $750,000 for borrowings or letters of credit. The credit facility was extended until July 31, 2002. Outstanding borrowings, which will be repaid prior to the expiration of the credit facility, bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5% (4.336% and 4.376% at June 30, 2002 and December 31, 2001, respectively).
During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and is in the process of finalizing a further extension until July 31, 2003. The extension expiring on August 31, 2002 provides the Trust with a committed line of credit of $700,000, while the credit facility through July 31, 2003 will provide a committed line of $593,000. The credit agreement will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1.

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder and payment of certain accounting and legal services to third parties. The Trust ceased making distributions to shareholders in the first quarter of 2001.

The Trust expects that its cash flows from operations, cash on hand and line of credit will be sufficient to fund its obligations for the next twelve months.

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

                           RIDGEWOOD ELECTRIC POWER TRUST V
                                    Registrant

August 15, 2002                  By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Ridgewood Electric Power Trust V (the Trust) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert E. Swanson, Chief Executive Officer of the Trust, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Trust.



  /s/ Robert E. Swanson

  Robert E. Swanson
  Chief Executive Officer
  August 15, 2002

                            CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Ridgewood Electric Power Trust V (the Trust) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Christopher I. Naunton, Chief Financial Officer of the Trust, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Trust.


  /s/ Christopher I. Naunton

  Christopher I. Naunton
  Chief Financial Officer
  August 15, 2002