Form 10-Q
period 2002-09-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2002-12-04
CIK 1060755

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2002

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

Item 1. Financial Statements















                        Ridgewood Electric Power Trust V

                        Consolidated Financial Statements

                               September 30, 2002

Ridgewood Electric Power Trust V
Consolidated Balance Sheets  (unaudited)
--------------------------------------------------------------------------------

Assets:                                            September 30,   December 31,
                                                       2002            2001
                                                   ------------    ------------
Cash and cash equivalents ......................   $  2,682,372    $  2,519,330
Accounts receivable, trade .....................      1,941,829       2,464,557
Due from affiliates ............................        253,150         435,823
Other current assets ...........................        460,343         334,859
                                                   ------------    ------------
      Total current assets .....................      5,337,694       5,754,569
                                                   ------------    ------------

Plant and equipment ............................     24,158,089      20,040,217
Construction in progress .......................      1,179,592            --
                                                   ------------    ------------
Total plant and equipment ......................     25,337,681      20,040,217
Less - Accumulated depreciation ................     (3,617,169)     (2,287,288)
                                                   ------------    ------------
      Plant and equipment, net .................     21,720,512      17,752,929
                                                   ------------    ------------

Electric power sales contracts
 and other intangibles .........................     21,933,709      19,891,901
Less - Accumulated amortization ................     (3,326,535)     (1,976,152)
                                                   ------------    ------------
     Electric power sales contracts
        and other intangibles, net .............     18,607,174      17,915,749
                                                   ------------    ------------

Investments:
    Maine Hydro Projects .......................      4,922,738       4,879,015
    Maine Biomass Projects .....................      4,831,717       4,830,991
    Egypt Projects .............................      3,668,816       3,836,912
    Synergics Projects .........................      5,869,109       5,869,109
    CLP Spanish Landfill Projects ..............      1,059,860         766,335
                                                   ------------    ------------
      Total assets .............................   $ 66,017,620    $ 61,605,609
                                                   ------------    ------------

Liabilities and shareholders' equity:
Liabilities:
Current portion of long-term debt ..............   $  1,200,215    $    609,550
Accounts payable and accrued expenses ..........      3,196,659       3,234,486
Due to affiliates ..............................      1,449,358         343,057
                                                   ------------    ------------
     Total current liabilities .................      5,846,232       4,187,093
                                                   ------------    ------------

Long-term debt, less current portion ...........     18,626,297      13,878,183
Deferred income taxes ..........................        813,542       1,081,202
Minority interest ..............................     10,699,135      10,408,841

Commitments and contingencies

Shareholders' equity:
    Shareholders' equity (932.8875 investor
     shares issued and outstanding) ............     30,486,129      32,483,826
    Managing shareholder's accumulated
     deficit (1 management share
       issued and outstanding) .................       (453,715)       (433,536)
                                                   ------------    ------------
      Total shareholders' equity ...............     30,032,414      32,050,290
                                                   ------------    ------------
      Total liabilities and shareholders' equity   $ 66,017,620    $ 61,605,609
                                                   ------------    ------------







        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------


                            Nine Months Ended            Three Months Ended
                       ---------------------------  ---------------------------
                       September 30,  September 30, September 30,  September 30,
                            2002          2001            2002           2001
                        -----------    -----------    -----------    -----------

Revenues ............  $ 5,809,962    $ 4,416,136    $ 2,046,043    $ 1,514,394

Cost of sales .......    5,289,006      3,176,092      1,836,518      1,132,744
                        -----------    -----------    -----------    -----------

Gross profit ........      520,956      1,240,044        209,525        381,650


General and
 administrative
 expenses ...........      853,877        593,906        417,163        234,065
Management fee
 paid to
 managing
 shareholder ........    1,166,112      1,749,168           --          583,056
Research and
 development ........    1,206,822        238,776        509,599       (318,059)
                       -----------    -----------    -----------    -----------
  Total other
   operating
   expenses .........    3,226,811      2,581,850        926,762        499,062

Loss from
 operations .........   (2,705,855)    (1,341,806)      (717,237)      (117,412)

Other income
(expense):
  Interest income ...       57,194        139,788         22,750         39,632
  Interest expense ..   (1,162,922)      (788,271)      (377,826)      (293,008)
  Interest income
   from Synergics
   Projects .........         --          409,825           --          136,609
  Equity interest in
   Income(loss)from
    Maine Hydro
    Projects ........       43,723        (50,471)      (354,607)      (321,577)
   (Loss)income from
     Maine Biomass
     Projects .......     (324,274)      (269,680)       587,538        144,182
   Income(loss)from
    Egypt Projects ..     (104,756)       131,202        (74,574)        61,978
   Loss from CLP
    Spanish
    Landfill
    Projects ........      (32,309)          --          (23,998)          --
   Other income .....      147,158           --           (6,733)          --
                       -----------    -----------    -----------    -----------
     Other income
      (expense) net .   (1,376,186)      (427,607)      (227,450)      (232,184)
                       -----------    -----------    -----------    -----------

Loss before taxes ...   (4,082,041)    (1,769,413)      (944,687)      (349,596)

Income tax(benefit)
 expense ............     (331,414)        74,658       (498,759)      (131,297)
                       -----------    -----------    -----------    -----------

Loss before minority
 interest in net
 loss of
 consolidated
 subsidiaries .......   (3,750,627)    (1,844,071)      (445,928)      (218,299)

Minority interest
 in loss(earnings)
 of consolidated
 subsidiaries .......      916,105        (68,881)       176,758       (300,227)
                       -----------    -----------    -----------    -----------

Net loss ............  $(2,834,522)   $(1,912,952)   $  (269,170)   $  (518,526)
                       ===========    ===========    ===========    ===========



        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------


                                                     Managing
                                    Shareholders    Shareholder        Total
                                    ------------    ------------    ------------

Shareholders' equity,
 December 31, 2001 ..............  $ 32,483,826    $   (433,536)   $ 32,050,290

Cumulative translation adjustment       808,480           8,166         816,646

Net loss for the year ...........    (2,806,177)        (28,345)     (2,834,522)
                                   ------------    ------------    ------------

Shareholders' equity,
 September 30, 2002 .............  $ 30,486,129        (453,715)   $ 30,032,414
                                   ------------    ------------    ------------






Ridgewood Electric Power Trust V
Consolidated Statements of Comprehensive Loss  (unaudited)
--------------------------------------------------------------------------------


                          Nine Months Ended             Three Months Ended
                    ----------------------------  ----------------------------
                    September 30,  September 30,  September 30,  September 30,
                        2002            2001          2002           2001
                     -----------    -----------    -----------    -----------

Net loss .........   $(2,834,522)   $(1,912,952)   $  (269,170)   $  (518,526)

Cumulative
 translation
 adjustment ......       816,646       (572,814)       188,078        (37,604)
                     -----------    -----------    -----------    -----------

Comprehensive loss   $(2,017,876)   $(2,485,766)   $   (81,092)   $  (556,130)
                     -----------    -----------    -----------    -----------
















         See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------
                                                       Nine Months Ended
                                                  ---------------------------
                                                  September 30,  September 30,
                                                       2002          2001
                                                   -----------    -----------
Cash flows from operating activities:
     Net loss ..................................   $(2,834,522)   $(1,912,952)
                                                   -----------    -----------
     Adjustments to reconcile net loss to
      net cash flows from operating
         activities:
       Depreciation and amortization ...........     2,189,639      1,447,302
       Minority interest in (loss)
        income of consolidated
         subsidiaries ..........................      (916,105)        68,881
       (Income) loss from Maine Hydro Projects .       (43,723)        50,471
       Loss from Maine Biomass Projects ........       324,274        269,680
       Loss from CLP Spanish Landfill Projects .        32,309           --
       Loss (income)  from Egypt Projects ......       104,756       (131,202)
       Interest income from Synergics Projects .          --         (409,825)
       Changes in assets and liabilities:
         Decrease (increase) in accounts
          receivable ...........................       672,579       (635,377)
         Decrease in due from affiliates .......       182,674        164,237
         (Increase) decrease in other
           current assets ......................      (125,484)       569,090
         (Decrease) increase in accounts payable
           and accrued expenses ................      (211,164)       937,519
         Increase (decrease) in deferred
          income taxes .........................      (331,414)        67,382
         Increase (decrease) in due to
          affiliates ...........................     1,106,301       (312,879)
                                                   -----------    -----------
         Total adjustments .....................     2,984,642      2,085,279
                                                   -----------    -----------
         Net cash provided by
          operating activities .................       150,120        172,327
                                                   -----------    -----------

Cash flows from investing activities:
     Capital expenditures ......................    (3,619,870)    (3,539,901)
     Purchase of power contract ................          --       (3,192,929)
       Investment in CLP Spanish
        Landfill Projects ......................      (255,608)          --
     Loans to Maine Biomass Projects ...........      (325,000)      (450,000)
     Distributions from Egypt Projects .........          --          899,982
                                                   -----------    -----------
         Net cash used in
          investing activities .................    (4,200,478)    (6,282,848)
                                                   -----------    -----------

Cash flows from financing activities:
     Contributions to United Kingdom
      Landfill Projects by
       minority interest .......................         4,491      3,466,950
     Borrowings under bank loan ................     4,022,063      2,680,582
                                                   -----------    -----------
         Net cash provided by
          financing activities .................     4,026,554      6,147,532
                                                   -----------    -----------

Effect of exchange rate on cash
  and cash equivalents .........................       186,846        (21,518)
Net increase in cash and cash equivalents ......       163,042         15,493

Cash and cash equivalents, beginning of year ...     2,519,330      4,731,081
                                                   -----------    -----------

Cash and cash equivalents, end of period .......   $ 2,682,372    $ 4,746,574
                                                   -----------    -----------


            See accompanying notes to the consolidated  financial statements.

Ridgewood Electric Power Trust V
Notes to Consolidated Financial Statements (unaudited)
------------------------------------------------------------------------------

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

2. Summary Results of Operations for Selected Investments

Summary results of operations for the Maine Hydro Projects, which are accounted for under the equity method, were as follows:

                         Nine Months Ended           Three Months Ended
                           September 30,                September 30,
                        2002          2001           2002           2001
                    -----------   -----------    -----------    -----------
Revenue .........   $ 2,538,000   $ 2,214,000    $   154,000    $   145,000
Operating expense     2,451,000     2,315,000        864,000        788,000
Net income (loss)        87,000      (101,000)      (710,000)      (643,000)

Summary results of operations for the Maine Biomass Projects, which are accounted for under the equity method, were as follows:

                          Nine Months Ended           Three Months Ended
                            September 30,                September 30,
                         2002           2001           2002          2001
                    -----------    -----------    -----------   -----------
Revenue .........   $ 5,938,000    $ 3,910,000    $ 3,405,000   $ 2,565,000
Cost of sales ...     5,739,000      3,567,000      1,905,000     1,857,000
Other expense ...       848,000        882,000        325,000       419,000
Net income (loss)      (649,000)      (539,000)     1,175,000       289,000

Summary results of operations for the Egypt Projects, which are accounted for under the equity method, were as follows:

                         Nine Months Ended          Three Months Ended
                            September 30,             September 30,
                        2002           2001         2002            2001
                    -----------    -----------   -----------    -----------
Revenue .........   $ 4,352,000    $ 3,452,000   $ 2,058,000    $ 1,371,000
Cost of sales ...     3,838,000      2,163,000     2,064,000        870,000
Other expense ...     1,263,000        690,000       527,000        203,000
Net income (loss)      (749,000)       599,000      (533,000)       298,000


3.  Summary of Significant Accounting Policies

New Accounting Standards and Disclosures
SFAS 141
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. The Trust adopted SFAS 141 on July 1, 2001, which did not have an impact on the consolidated financial statements.

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Trust adopted SFAS 142 on January 1, 2002, which did not have an impact on the consolidated financial statements.

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Trust will adopt SFAS 143 effective January 1, 2003 and has assessed that this standard will not have a material impact on the Trust.

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Trust adopted SFAS 144 on January 1, 2002, which did not have an impact on the consolidated financial statements.

SFAS 145
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Trust will adopt SFAS 145 effective January 1, 2003 and has assessed that this standard will not have a material impact on the Trust.

SFAS 146
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. The Trust will adopt SFAS 146 effective January 1, 2003 and has assessed that this standard will not have a material impact on the Trust.


4.  Long-Term Debt

Following is a summary of United Kingdom Landfill Gas Projects long-term debt at September 30, 2002 and December 31, 2001:

                          September 30,   December 31,
                              2002            2001
                          ------------    ------------
Bank loan payable .....   $ 19,826,512    $ 14,487,733
Less - Current maturity     (1,200,215)       (609,550)
                          ------------    ------------
Total long-term debt ..   $ 18,626,297    $ 13,878,183
                          ------------    ------------

The bank loan is repayable in semi annual installments each March 31st and September 30th through September 30, 2010. The loan bears interest at LIBOR plus 2.25% (4.069% and 4.126% at September 30, 2002 and December 31, 2001,
respectively). The notes are collateralized by substantially all of the assets of the projects. The increase in the loan balance is due to the borrowings used for the development of new projects in the United Kingdom as well as the effect of the change in the foreign currency translation rate.

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $750,000 for borrowings or letters of credit. The credit facility was extended until July 31, 2002. Outstanding borrowings, which will be repaid prior to the expiration of the credit facility, bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5% (4.319% and 4.376% at September 30, 2002 and December 31, 2001,
respectively). During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and subsequently finalized a further extension until July 31, 2003. The extension expiring on August 31, 2002 provided the Trust with a committed line of credit of $700,000, while the credit facility through July 31, 2003 will provide a committed line of $593,000. The credit agreement, which will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1, is currently waived as long as the Trust provides 100% cash collateral for any borrowings after December 31, 2002. There were no outstanding borrowings at September 30, 2002. In October 2002, the Trust borrowed $590,000 under the line of credit facility.


5. Related Party Transactions

At September 30, 2002 and December 31, 2001, the Trust had outstanding payables and receivables, with the following affiliates:

                              Due To                  Due From
                    ------------------------- --------------------------
                    September 30, December 31, September 30, December 31,
                         2002         2001         2002        2001
                      ----------   ----------   ----------   ----------
Ridgewood Power
 Management LLC ...   $     --     $  141,707   $   93,038   $     --
Ridgewood Power LLC         --           --          2,250         --
Ridgewood Power
 Growth Fund ......      362,143      181,832         --           --
Egypt Projects ....         --           --        152,863         --
Ridgewood Electric
 Power Trust IV ...         --           --           --        135,823
Maine Hydro .......      838,788         --           --        100,000
Maine Biomass .....      229,333         --           --        200,000
Other affiliates ..       19,094       19,518        4,999         --
                      ----------   ----------   ----------   ----------
         Total ....   $1,449,358   $  343,057   $  253,150   $  435,823
                      ----------   ----------   ----------   ----------

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

 6. Income taxes

The Trust recorded a provision for United Kingdom ("UK") income taxes of $167,345 for the six months ended June 30, 2002. Due to the net loss recognized through September 30, 2002 and the capital allowances available under UK tax law, the Trust does not expect its UK operations to record an income tax provision for the year ended December 31, 2002. As a result of the current financial results, the Trust recorded an income tax benefit of $331,414 and the prior period provision was accordingly reversed. At September 30, 2002 and December 31, 2001, the Trust had a deferred tax liability of $813,542 and $1,081,202, respectively.

7. Subsequent Event

Beginning in late 1999, the Trust and The Ridgewood Power Growth Fund ("Growth Fund") (collectively "Ridgewood Power") began negotiations with Synergics, Inc. ("Synergics") to buy nine existing hydroelectric generating plants (the "Synergics Projects"). In the course of negotiations and due diligence, Ridgewood Power learned that one of Synergics' lenders had declared a payment default against Synergics and that the lender had agreed to discharge the debt at a substantial discount from the face amount if payment were made by the end of April 2000. In order to preserve the benefit of the lender's offer and to allow completion of the acquisition on favorable terms, the Trust and the Growth Fund, through a joint venture, acquired the debt from the lender on April 28, 2000 for a payment of $17 million to the lender. The Trust supplied $5 million of the capital used by the joint venture to acquire the debt and the Growth Fund supplied the remaining $12 million. The Trust and the Growth Fund own the joint venture in proportion to the capital each supplied and neither has preferred rights over the other.

On November 22, 2002, through another joint venture owned in the same proportion as the joint venture that acquired the debt of Synergics, the Trust and Growth Fund acquired 100% of the outstanding stock of Synergics. The former shareholders of Synergics Inc. received 100% of the outstanding shares of a subsidiary of Synergics in exchange for selling the stock of Synergics to the Trust and Growth Fund.

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

Results of Operations

Three Months Ended September 30, 2002, Compared to the Three Months Ended September 30, 2001

Revenues increased by $532,000, to $2,046,000 in the third quarter of 2002, as compared to the third quarter of 2001. The increase in revenues is due to the increase in the number of power producing facilities owned and operated by the UK Projects as a result of the merger that was completed in the fourth quarter of 2001.

Gross profit decreased from $382,000 for the three months ended September 30, 2001to $210,000 for the corresponding period of 2002. The decrease is attributed to the increase in maintenance costs incurred to repair some of the UK Projects.

General and administrative expenses increased $183,000 in the third quarter of 2002 to $417,000. The increase in general and administrative expenses is a result of the merger of operations of the UK projects in the fourth quarter of 2001. Prior to the merger, the Trust paid a third party non-affiliate to manage and operate the UK Projects. As a result of the merger, the Trust now manages, develops and operates the UK projects internally. The increase is also attributable to bank fees incurred by the Trust in exploring possibilities of obtaining a new credit line.

The management fee decreased $583,000 due to the managing shareholder waiving the third quarter 2002 management fee.

In the third quarter of 2001 Ridgewood WaterPure's available cash ran out, therefore, in October 2001, Ridgewood WaterPure filed under Chapter 7 of the United States Bankruptcy Code to liquidate its assets. As a result of the filing, the Trust reversed $318,000 of research and development costs it had previously recognized. The reversal of these expenses brings the Trust's valuation of its investment in Ridgewood WaterPure to zero. In the third quarter of 2002, the UK Projects incurred $510,000 of developmental costs as a result of the construction and development of new plants.

Interest income decreased by $17,000 from $40,000 in the third quarter of 2001 to $23,000 in the third quarter of 2002 due to lower average cash balances. Interest expense increased by $85,000 from $293,000 in the third quarter of 2001 to $378,000 in the third quarter of 2002 due to the increase in borrowings under the UK Projects credit line.

The Trust recorded interest income from the note related to the Synergics Projects of $137,000 in the third quarter of 2001. During the second half of 2001, drought conditions affected many of the Synergics Projects, reducing revenues and cash flows recorded by Synergics. As a result of these reduced cash flows experienced by Synergics, the Trust ceased accruing interest effective as of October 1, 2001.

The Trust recorded $62,000 of equity income related to the Egypt projects in the third quarter of 2001 compared to $75,000 of losses in the third quarter of 2002. The loss in 2002 is attributed to the increase in maintenance and depreciation expense as a result of the completion of facilities and their operation, as compared to the prior year when some facilities were still under construction.

The equity loss from the Maine Hydro Projects was comparable to the third quarter of 2001. The loss is attributable to the low rainfall, normally experienced during the summer months.

The equity income from the Maine Biomass Projects increased from $144,000 in the third quarter of 2001 to $588,000 in the same period in 2002. The increase in income from the Maine Biomass Projects is primarily attributable to the renewable energy attributes revenue (discussed in more detail below) recognized by the West Enfield plant. On May 9, 2002, the West Enfield plant and the Jonesboro plant each filed an "Application for Statement of Qualification" with the Massachusetts Division of Energy Resources (the "Division") to qualify as new renewable electric generation facilities under the Massachusetts Renewable Portfolio Standard Regulations ("RPS"). Pursuant to these regulations, qualified renewable electric generation facilities produce renewable portfolio standard attributes ("RPS Attributes") when they generate electricity. RPS Attributes are then sold to and used by entities that are providing electricity to end-use customers in Massachusetts. The RPS regulations, and the statute under which they were promulgated, are intended to spur use and development of new renewable generation facilities.

On July 8, 2002, the Trust received official notice from the Division that the Application for Statement of Qualification filed pursuant to the Massachusetts Renewable Energy Portfolio Standard Regulations ("Regulations") by both the Jonesboro and West Enfield plants had been approved as of July 3, 2002. Pursuant to such approval, the Division found that the Plants meet the eligibility requirements of the Regulations and therefore may market and sell renewable attributes associated with the electric generation of the Plants. Because the West Enfield plant qualifies under the RPS, pursuant to the power sales contract, Select Energy paid an additional amount for the RPS Attributes associated with the electric energy it purchased from the West Enfield plant, which amounted to approximately $929,000 for the third quarter of 2002. Because the Trust received notification of its approval for qualification by the Division in July 2002, the Trust recognized its share of the additional revenues, which amounted to $1,113,000 for the first half of 2002, in the third quarter as well.

In the third quarter of 2002 the Trust recorded an income tax benefit for its UK projects of $446,000, compared to $131,000 for the third quarter of 2001. The increase is due the larger net loss incurred in 2002 as well as the reversal of the income tax provision recorded for the six months ended June 30, 2002.

Nine Months Ended September 30, 2002, Compared to the Nine Months Ended September 30, 2001

Revenues increased by $1,394,000 to $5,810,000 for the first nine months of 2002, as compared to the same period of 2001. The increase in revenues is due to the increase in the number of power producing facilities owned and operated by the UK Projects as a result of the merger that was completed in the fourth quarter of 2001.

Gross profit decreased from $1,240,000 for the nine months ended September 30, 2001 to $521,000 for the corresponding period of 2002. The decrease is attributed to the increase in maintenance costs incurred to repair some of the UK Projects.

General and administrative expenses increased $260,000 in the first nine months of 2002 to $854,000. The increase in general and administrative expenses is a result of the merger of operations of the UK Projects in the fourth quarter of 2001. Prior to the merger, the Trust paid a third party non-affiliate to manage and operate the UK Projects. As a result of the merger, the Trust now manages, develops and operates the UK Projects internally. The increase is also attributable to bank fees incurred by the Trust in exploring possibilities of obtaining a new credit line.

The management fee decreased $583,000, from $1,749,000 for the first nine months of 2001 to $ 1,166,000 for the first nine months of 2002, due to the managing shareholder waiving the third quarter 2002 management fee.

Research and development costs increased $968,000 to $1,207,000 for the first nine months of 2002. In the first nine months of 2001, the Trust's Ridgewood WaterPure subsidiary incurred $239,000 of research and development costs related to its water distillation technology. As a result of Ridgewood WaterPure's bankruptcy filing in the fourth quarter of 2001, no research and development costs were incurred in 2002. In the first nine months of 2002, the UK Projects incurred $1,207,000 of developmental fees as a result of the construction and development of new plants. In 2001, the UK Projects did not incur development costs since it did not develop and construct its plants but rather purchased completed and operable facilities.

Interest income decreased by $83,000 from $140,000 in the first nine months of 2001 to $57,000 for the corresponding period of 2002, due to lower average cash balances. Interest expense increased by $375,000 from $788,000 for the nine months ended September 2001 to $1,163,000 for the nine months ended September 2002, due to the increase in borrowings under the UK Project's credit line.

The Trust recorded interest income from the note related to the Synergics Projects of $410,000 in the first nine months of 2001. During the second half of 2001, drought conditions affected many of the Synergics Projects, reducing revenues and cash flows recorded by Synergics. As a result of these reduced cash flows experienced by Synergics, the Trust ceased accruing interest effective as of October 1, 2001.

The Trust recorded $131,000 of equity income related to the Egypt projects for the first nine months of 2001 compared to $105,000 of losses for the same period of 2002. The loss in 2002 is attributed to the increase in maintenance and depreciation expense as a result of the completion of facilities and their operation, as compared to the prior year when some facilities were still under construction.

Equity income from the Maine Hydro Projects increased by $94,000, to $44,000 in the first nine months of 2002. The increase is due to the heavier rainfall experienced in 2002.

The equity loss from the Maine Biomass Projects for the nine months ended September 30, 2002 was $324,000 compared $270,000 for the corresponding period of 2001. The equity loss recognized in 2002 is primarily due to the higher maintenance fees incurred as a result of the West Enfield plant operating under a normal full time schedule, as well as lower capacity revenues received by the West Enfield and Jonesboro plants. As an offset to the higher maintenance fees and lower capacity revenues, the West Enfield plant recorded $2,042,000 of renewable energy attributes revenue based on its recent qualification.

On July 8, 2002, the Trust received official notice from the Division that the Application for Statement of Qualification filed pursuant to the Massachusetts Renewable Energy Portfolio Standard Regulations ("Regulations") by both the Jonesboro and West Enfield plants had been approved as of July 3, 2002. Pursuant to such approval, the Division found that the Plants meet the eligibility requirements of the Regulations and therefore may market and sell renewable attributes associated with the electric generation of the Plants. Because the West Enfield plant qualifies under the RPS, pursuant to the power sales contract, Select Energy paid an additional amount for the RPS Attributes associated with the electric energy it purchased from the West Enfield plant, which amounted to approximately $2,042,000 for the first nine months of 2002.

Other income increased by $147,000 in the first nine months of 2002 primarily due to the proceeds received from the liquidation of the Santee River Rubber Company, which filed for bankruptcy in 2000.

For the nine months ended September 30, 2002, the Trust recorded an income tax benefit for its UK projects of $331,000, compared to income tax expense of $75,000 for the corresponding period of the prior year. The income tax benefit is due to the larger net loss incurred in 2002.

Liquidity and Capital Resources

Dollar amounts in this discussion are rounded to the nearest $1,000.

Cash provided by operating activities for the nine months ended September 30, 2002 was comparable to the prior year, as a result of the increase in short-term payables to affiliates and the decrease in accounts receivable, being offset by the increase in net loss.

Cash used in investing activities decreased to $4,200,000 during the first nine months of 2002 as compared to $6,283,000 for the first nine months of 2001. The decrease is primarily due to the Trust purchasing more power plants in the United Kingdom in 2001, $6,733,000, as compared to 2002, $3,620,000. The Trust also made a lesser investment in the Maine Biomass Projects in 2002, $325,000, as compared to $450,000 in 2001. As opposed to the $900,000 cash distribution received from the Egypt Projects in 2001, there were no distributions received in 2002. The Trust also made an additional investment of $256,000 in the CLP Spanish Landfill Projects in 2002.

Cash provided by financing activities for the first nine months of 2002 was $4,027,000 compared to a $6,148,000 in the first nine months of 2001. The decrease in 2002 cash flow from financing activities is due to the $3,467,000 investment in the UK projects by the Ridgewood Power Growth Fund in 2001.

During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank will provide a three year committed line of credit facility of $750,000 for borrowings or letters of credit. The credit facility was extended until July 31, 2002. Outstanding borrowings, which will be repaid prior to the expiration of the credit facility, bear interest at the bank's prime rate or, at the Trust's choice, at LIBOR plus 2.5% (4.319% and 4.376% at September 30, 2002 and December 31, 2001,
respectively). During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and subsequently finalized a further extension until July 31, 2003. The extension expiring on August 31, 2002 provided the Trust with a committed line of credit of $700,000, while the credit facility through July 31, 2003 will provide a committed line of $593,000. The credit agreement, which will require the Trust to maintain a ratio of total debt to tangible net worth of no more than 1 to 1 and a minimum debt service coverage ratio of 2 to 1, is currently waived as long as the Trust provides 100% cash collateral for any borrowings after December 31, 2002. There were no outstanding borrowings at September 30, 2002. In October 2002, the Trust borrowed $590,000 under the line of credit facility.

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


Item 4. Controls and Procedures
Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, the Trust's Chief Executive Officer and Chief Financial Officer have concluded that the Trust's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                           PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K
(a)      Exhibits

                    None.

(b) Reports on Form 8-K

The following report on Form 8-K was filed in or for the three months ended September 30, 2002:

In July 2002, the Trust filed a Current Report on Form 8-K to report that the Trust received official notice that its Application for Statement of Qualification filed pursuant to the Massachusetts Renewable Energy Portfolio Standard Regulations for the Jonesboro and West Enfield plants (collectively the Maine Biomass Projects) had been approved.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RIDGEWOOD ELECTRIC POWER TRUST V
                                   Registrant

December 4, 2002                 By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

                                  CERTIFICATION


I, Robert E. Swanson, Chief Executive Officer of Ridgewood Electric Power Trust V ("registrant"), certify that:


1. I have reviewed this quarterly report on Form 10-Q of the registrant;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 4, 2002


/s/   Robert E. Swanson
-----------------------
Robert E. Swanson
Chief Executive Officer

                                  CERTIFICATION


I, Christopher I. Naunton, Chief Financial Officer of Ridgewood Electric Power Trust V ("registrant"), certify that:


1. I have reviewed this quarterly report on Form 10-Q of the registrant;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 4, 2002


/s/   Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer