Form 10-K
period 2002-12-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2003-06-24
CIK 1060755

1



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                     Commission File No. 0-24143

                        RIDGEWOOD ELECTRIC POWER TRUST V
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                           22-3437351
(State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

         1314 King Street
         Wilmington, DE                                             19801
         (Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, including Area Code:  (302) 888-7444

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Investor Shares of Beneficial Interest

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No X

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 30, 2002 was $93,288,750.

Exhibit Index is located on page 35.


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

(a)  General Development of Business.

     The Trust was organized as a Delaware business trust on March 12, 1996 to participate in the development, construction and operation of independent power generating facilities and similar capital projects ("Projects"). Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation, is the Corporate Trustee of the Trust.

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

     The Trust is organized to be similar to a limited partnership. Ridgewood Renewable Power LLC (the "Managing Shareholder"), a Delaware limited liability company, is the Managing Shareholder of the Trust. In general, the Managing Shareholder has the powers of a general partner of a limited partnership. It has complete control of the day-to-day operation of the Trust. The Trust has a Corporate Trustee, Ridgewood Energy Holding Corporation. The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Trust.

     In addition, the Trust is affiliated with the following trusts organized by the Managing Shareholder (collectively the "Other Power Trusts"):

o        Ridgewood Electric Power Trust I ("Power I");
o        Ridgewood Electric Power Trust II ("Power II");
o        Ridgewood Electric Power Trust III ("Power III");
o        Ridgewood Electric Power Trust IV ("Power IV");
o        The Ridgewood Power Growth Fund (the "Growth Fund");
o        Ridgewood/Egypt Fund ("Egypt Fund"); and
o        The Ridgewood Power B Fund/Providence Expansion ("B Fund").

     In addition, the Trust is affiliated with the following Delaware limited liability companies ("Ridgewood LLCs"), which have been organized by the Managing Shareholder:

o        Ridgewood Renewable PowerBank LLC
o        Ridgewood Renewable PowerBank II LLC

     With respect to the Ridgewood LLCs, the Managing Shareholder acts as the LLCs' Manager.

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

(c)  Narrative Description of Business.

(1)  General Description.

     The Trust was formed to participate in the development, construction and operation of Projects that generate electricity for sale to utilities and other users, and that might provide heat energy to users, as well as other capital projects that, although not specifically power related, have similar risk-return characteristics, such as water desalinization facilities and environmental beneficial projects.

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

     The 14 hydroelectric projects have an aggregate rated capacity of 11.3 megawatts. All electricity generated by the projects over and above their own requirements is sold to either Central Maine Power Company ("Central Maine") or Bangor Hydro-Electric Company ("Bangor Hydro") under long-term power purchase contracts. Eleven of the contracts expire at the end of 2008 and the remaining three expire in 2007, 2014 and 2017. The power contracts contain a provision that enabled the price paid by Central Maine and Bangor to be re-determined by the Maine Public Utilities Commission ("Maine PUC"). In 2001, the Maine PUC reviewed the prices paid by Central Maine and Bangor and such prices were lowered. However, the Trust believes that the overall impact of the lowered price to the Maine Hydro Projects' revenue will not have a material impact on the Trust. The Maine Hydro Projects are "run-of-river" facilities, which means that the amount of water passing through the turbines is directly dependent upon the fluctuating level of flow of the river or stream. Therefore, the amount of the flow of the river or stream, along with other intangibles, has a much greater impact on revenues.

     The Maine Hydro Projects entered into a five year operating and maintenance agreement with CHI Energy, Inc. under which a subsidiary of CHI Energy manages and administers the projects for a fixed annual fee of $307,500 (adjusted upwards for inflation), plus an annual incentive fee equal to 50% of the excess of aggregate net cash flow over a target amount of $1.875 million per year. The maximum incentive fee is $112,500 per year; to the extent the annual net cash flow exceeds $2.1 million, the excess will be carried forward to future years; to the extent that the annual net cash flow is less than $1.875 million, the deficit will be carried forward to future years. In addition, the operator will be reimbursed for certain operating and maintenance expenses. The agreement had an initial five-year term, which was extended for another five-year term on June 30, 2001. The agreement can be extended for one more additional five-year term by mutual consent of the parties thereto.

     One Maine Hydro Project, the Pittsfield Hydro Project, is a signatory to the Kennebec Hydro Developers Group Agreement ("KHDG Agreement"), which was an agreement among many diverse parties with similarly diverse interests regarding development on the Kennebec and Sebasticook Rivers in the State of Maine. Signatories include not only hydro-electric developers, such as the Pittsfield Project, but also sate and federal government agencies as well as environmental groups. According to the KHDG Agreement, several owners of hydro-electric facilities, including the Pittsfield Project, are required by a certain date to install a "fish passage", which would allow a given number of certain species of fish adequate passage on the river and which must be approved by certain federal and state agencies and other organizations. Fish passages take several forms with varying degrees of expense to construct and maintain. Alternatives include fish pumps, fish ladders and fish elevators. Notwithstanding the methodology used, no alternative is cost effective for the Pittsfield Project and, in fact, the projected costs any available "fish passage" alternative would be significantly more than the projected cash flows for the Pittsfield Project. RPM is working with CHI Energy to develop an alternative to the suggested fish passage (such as opening up the dams deep gates during migratory season) that will satisfy both the KHDG Agreement and the economics of the Pittsfield Project. However, there is no guarantee that any such alternative will be approved and the Pittsfield Project may have not other alternative than to breach the dam.

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

     During 2002, Indeck Maine's West Enfield facility operated and sold its electricity to various power purchasers. Indeck Maine's Jonesboro facility, however, did not operate during 2002 except during ICAP tests.

     In 1997, the State of Massachusetts passed the Electric Restructuring Act, which, among other things, required that the State encourage the development and construction of renewable resources. The Act requires entities that sell electricity to end-use retail customers in Massachusetts to have in their electric portfolio a certain percentage of renewable resources. Such resources are termed RPS Attributes. Failure to have the required amount of renewable energy results in a payment to the state equal to $.005/kwh for every kwh of the deficiency. The Massachusetts Division of Energy Resources ("DOER") recently issued final regulations regarding the RPS Attributes ("RPS Regulations"). The RPS Regulations require that renewable electric generation facilities, such as the Maine Biomass Plants, qualify as such pursuant to and as required by the RPS Regulations. Both Maine Biomass Plants have qualified under the RPS Regulations As a result of such qualification, the energy generated by West Enfield during much of 2002 also enabled West Enfield to sell its RPS Attributes related to such energy generation. West Enfield was able to sell its 2002 RPS Attributes to several power marketers, one of whom is in current negotiations with RPM, on behalf of Indeck Maine and several other related facilities, to purchase RPS Attributes and options to purchase future RPS Attributes. Such negotiations are nearly completion and if and when definitive documents are completed and executed, the Trust will provide an update on Form 8-k.

(iii)  Santee River Rubber Company

     The Trust and Power IV purchased preferred membership interests in Santee River Rubber Company, LLC, a South Carolina limited liability company ("Santee River"). Santee River built a waste tire and rubber processing facility (the "Facility") located in Berkeley County, South Carolina. The Trust and Power IV purchased the interest through a limited liability company owned two-thirds by the Trust and one-thirds by Power IV. The Trust's share of the $13,470,000 purchase price for the membership interest in Santee River was $8,980,000 and Power IV provided the remaining $4,490,000. The remaining equity interest in Santee River was owned by a wholly owned subsidiary of Environmental Processing Systems, Inc. ("EPS") of Garden City, New York. EPS was the developer of the
Facility. EPS provided administrative services to Santee River during the construction of the Facility at its cost (including direct and indirect costs and allocable overhead). At the same time as it sold the Trust and Power V their membership interest, Santee River borrowed $16,000,000 through tax-exempt revenue bonds sold to institutional investors and another $16,000,000 through taxable convertible bonds sold to qualified institutional purchasers (collectively the "Debt"). It also obtained $4,500,000 of subordinated financing from the general contractor for the Facility, which is only repayable if the Facility meets specified construction and performance criteria.

     The Facility was constructed by Bateman Engineering, Inc. (the "Contractor") pursuant to a turnkey construction agreement between the Contractor and Santee River for a fixed price of $30.5 million. The Facility was designed to receive and process waste tires and other waste rubber products and produce fine crumb rubber of various sizes. Due to a variety or reasons including, the Trust believes, wasteful and possibly fraudulent practices of EPS, as well as design and other technical problems, the Facility was unable to perform as represented and never achieved commercial operation. On October 26, 2000, EPS, on behalf of Santee River, filed a Chapter 11 bankruptcy proceeding in U.S. Bankruptcy Court for the District of South Carolina. In the third quarter of 2000, the Trust wrote down its entire investment in Santee River to zero. As previously reported, the Trust instituted litigation against EPS alleging fraud, breach of contract and other claims. This litigation was effectively stayed, then ultimately dismissed, as a result of the bankruptcy proceeding.

     The  Santee  River  Facility  was  sold  in  bankruptcy  for  approximately
$3,500,000;  $2,400,000  in cash and  $1,000,000  in a note. A large part of the cash to be received from the sale transaction will go to pay the administrative expenses of the bankruptcy proceeding. The Trust believes that it was entitled to the first $457,000 of the remaining cash to repay some earlier and additional loans provided by the Trust to Santee River in order to fund the testing of the facility. Ultimately, the Trust received only $200,000 of this amount.

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

     Waterpure, however, was unable to produce a unit with a commercially acceptable price and operating characteristics. Although the Waterpure technology produces very pure water, it is more expensive to build, more expensive to power and more difficult to maintain than other technologies that produce acceptable drinking water. In addition, the minority shareholder of Waterpure brought a legal action challenging Waterpure's rights to license and sell its projects. Such litigation proved to be quite time consuming and expensive to defend. Waterpure used its available cash to develop and market its products, as well as defend against the litigation. In 2001, the available cash ran out and the shareholders of Waterpure were all unwilling to provide additional funds. Therefore, in October 2001, Waterpure filed under Chapter 7 of the U.S. Bankruptcy Code to liquidate its assets. Such filing was made in the Northern District of Ohio, but has since been transferred to the U.S. Bankruptcy Court for the Northern District of California and essentially is being handled in conjunction with the Superstill bankruptcy proceeding. The bankruptcy proceeding continued through 2002 and is still not complete. The Trust has not taken an active role in the bankruptcy proceeding.

(vii) United Kingdom Landfill Projects

     In 1999, Ridgewood Electric Power Trust V ("Power Trust V") organized Ridgewood U.K. LLC, a Delaware, limited liability company ("UK LLC"). UK LLC subsequently formed Ridgewood UK Ltd ("UK LTD") to acquire certain operating landfill methane gas power generation projects located in England and Scotland (the "UK Projects"). Later, The Ridgewood Power Growth Fund (the "Growth Fund") was admitted as a member of UK LLC and contributed capital to allow UK LTD to acquire more UK Projects. Power Trust V and the Growth Fund own an interest in UK LLC in proportion to the capital each has contributed, net of distributions and allocated profits and losses. UK LLC is owned 70% by Power Trust V and 30% by the Growth Fund. Prior to October 16, 2001, UK LLC owned 100% of the outstanding shares of UK LTD, which had acquired 10 UK Projects with total capacity of 19.9 MW.

     On October 16, 2001, UK LTD issued additional shares as part of a transaction (the "UK Merger") to acquire various landfill gas projects in operation and under development, the assets of the management company that managed the UK Projects and the assets of the development company. All of the assets acquired were part of an affiliated group of companies that had developed and operated the first 10 UK Projects. Subsequent to the UK Merger, UK LTD changed its name to CLPE Holdings, LTD ("Envirogas"). As a result of the UK Merger, UK LLC's ownership interest in UK LTD decreased from 100% to 76.3%. The remaining 23.7% interest in UK LTD was owned by The Arbutus Group ("Arbutus").

     In 2003, Ridgewood UK, through a transaction with Arbutus, increased its ownership (and thereby reduced Arbutus' ownership) by 12%. As a result, Envirogas is now 88% owned by Power Trust V and the Growth Fund, and 12% owned by Arbutus.

     Envirogas currently has 15 projects (with aggregate  generating capacity of
25.5 MW) operating under Non-Fossil Fuel Obligation ("NFFO") contracts ("Envirogas Projects"). Envirogas Projects have been financed, in part, by bank financing provided by the Bank of Scotland. Outstanding debt under this bank facility was (pound)13.0 million as of December 31, 2002. NFFO began in 1990 and is a program supported by a small broad-based tax on electricity consumption that required companies supplying end-use customers to use the power supplied under NFFO contracts, including power produced at generating facilities using wind, water and waste materials, including landfill gas. The Envirogas Projects enjoy a guaranteed price and market under a long-term contracts for their output and have thus been relatively unaffected by developments in the United Kingdom electricity markets, which included the introduction in 2001 of the New Electricity Trading Arrangements ("NETA"). NETA replaced the Electricity Pool with a competitive wholesale energy market, resulting in a reduction of around 40% in the wholesale electricity price. While NETA has not impacted the income stream for the Envirogas Projects, it has caused problems for generators selling to the wholesale market that do not have the benefit of NFFO contracts.

     In addition to its developed and operational projects, Envirogas had a portfolio of approximately 17 MW of undeveloped landfill methane power projects that would qualify under the new Renewables Obligation ("RO") subsidy that was enacted in the United Kingdom in April 2002. The RO was adopted and implemented as a successor to NFFO, which had become outmoded by changes in the regulatory structure of the U.K.'s electricity supply industry as a successful stimulus to increasing renewable energy capacity. While this development portfolio was potentially very profitable as a result of the new subsidy being granted to qualifying renewable power producers under the RO, Envirogas was unable to obtain debt financing necessary to develop these projects.

     Under the RO program, electricity suppliers serving retail customers in the U.K. are required to demonstrate that a certain mandated percentage of their electricity supply portfolio was generated by RO Qualified Producers in order to avoid incurring penalty charges. The RO program mandated percentage of the total electricity supply that must come from RO Qualified Producers is 3.0% in 2002/3, 4.3% in 2003/4 and increases annually until 2010, when it reaches 10.4%. Electricity suppliers demonstrate their compliance with the RO through ROCs. Electricity suppliers obtain ROCs either (i) by owning RO-qualified generating facilities for which they receive ROCs from Ofgem or (ii) by purchasing them from independent RO Qualified Producers. At the NFPA auction in February 2003, the output of landfill methane gas-fired RO Projects sold for an average price of approximately 6.6 p/kwh. These auctions demonstrate a price for power plus ROCs of approximately 10.5 cents/kwh to 10.7 cents/kwh. The value of the ROC portion of this price has been estimated at between 4.5 p/kwh and 4.9 p/kwh (or
7.2 cents/kwh and 7.8 cents/kwh)

     Incremental profits resulting from a combined power plus ROC price greater than 7.0 p/kwh will be divided between PowerBank I and the UK LLC investors (Ridgewood's 88% share of Envirogas held by Power Trust V and The Growth Fund), with two-thirds of the incremental profit going to PowerBank I and one-third of the incremental profit going to the UK LLC as a compensation for UK LLC's, and its officers' and staff's, participation in and facilitation of PowerBank II transaction. This payment, should it be made, is specifically allocated to U.K LLC, not to CLP Envirogas Holdings, Ltd. UK LLC will receive its distribution in the form of a cash allocation.

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

     REI has 13 water plants constructed, with a total capacity of 17,000 cubic meters per day of potable water production (one cubic meter equals 264.2 U.S. gallons) and 5 electric generation plants with a total capacity of 18,000 kilowatts.

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

(x)      Synergics, Inc.

     Beginning in late 1999, the Trust and The Growth Fund began negotiations with Synergics, Inc. ("Synergics") to buy nine existing hydroelectric generating plants (the "Synergics Projects"). In the course of negotiations and due diligence, the Trust and the Growth Fund learned that one of Synergics' lenders had declared a payment default against Synergics and that the lender had agreed to discharge the debt at a substantial discount from the face amount if payment were made by the end of April 2000. In order to preserve the benefit of the lender's offer and to allow completion of the acquisition on favorable terms, the Trust and the Growth Fund, through a joint venture, acquired the debt from the lender on April 28, 2000 for a payment of $17 million to the lender. The Trust supplied $5 million of the capital used by the joint venture to acquire the debt and the Growth Fund supplied the remaining $12 million. The Trust and the Growth Fund own the joint venture in proportion to the capital each supplied and neither will have preferred rights over the other.

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

     The Maine Biomass Projects burn whole-tree wood chips, as well as wood from processing of raw wood at paper mills or sawmills. The price of wood waste fluctuates from time to time and is a primary determinant of whether the Projects can run profitably or not. The major causes of the fluctuation are changes in woodcutting or wood processing volumes caused by general economic conditions, increases in the use of wood waste by paper mills for their own cogeneration plants, changes in demand from competing generating plants using wood waste or paper mill refuse and weather conditions. The cost of wood waste is currently significantly in excess of that anticipated at the time the Maine Biomass Projects were purchased.

     Although the Maine Biomass Projects are QFs, they do not have long-term Power Contracts and sell their capacity and electric energy through bilateral contracts with utilities and other entities that distribute electricity, such as the contracts with Constellation and Select as described above. Generators may sell directly to such entities on a bilateral basis, or they may sell to the ISO. The ISO dispatches generating plants and takes their power in accordance with offers and its estimate of the most economical means of providing sufficient reliable electricity. It computes the clearing price for each electrical product on an hourly basis, bills loads for their shares of the products and is to pay generators in accordance with the generators' offers and the market rules.

     The Maine Biomass Projects are "renewable power" projects. "Renewable power" (often called "green power") is a catchphrase that includes Projects (such as solar, wind, small hydroelectric, biomass, geothermal and landfill-gas) that do not use fossil fuels or nuclear fuels. Renewable power plants typically have high capital costs and often have total costs that are well above current total costs for new gas-turbine production. As described above, in Massachusetts, RPS Attributes are required to be purchased by entities serving end-use retail electric customers. RPS Attributes are obtained from renewable resources, such as the Maine Biomass Projects. As a result of the RPS Attribute program in Massachusetts, and similar programs in other states that have not yet been finalized, the Maine Biomass Projects have been and may in the future be able to sell their electric output and the renewable or "green" credits associated with such electric power at a premium over current wholesale electric rates.

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

     The electricity markets in the United Kingdom were fully deregulated several years before deregulation began in the U.S. Accordingly, the Trust has invested in a niche area, landfill gas power plants. The UK Landfill Projects enjoy a status similar to QFs in the U.S. with long-term Power Contracts. They enjoy a guaranteed price and market for their output and are not subject to price fluctuations for their fuel. The major business risks and considerations are keeping operating costs at a minimum through good design, preventative maintenance and attention to fuel quality, governmental policy changes and exchange rate fluctuations affecting the pound-denominated revenues from the Projects. Thus the Trust believes that these investments in a stable Western European country with a guaranteed market for the output have the potential for long-term, stable income.

     The Egyptian projects are substantially riskier. Generally, these Projects are being developed at remote resort hotel sites on the Red Sea, which are distant from other electric and water sources. REI is developing the Projects itself using local engineering personnel and contractors. Environmental, construction, legal, and labor requirements are often unclear and can change unpredictably at any time and without warning. REI may find it difficult to enforce contracts and other legal obligations against local suppliers or customers. There are no backup facilities to provide electricity or water if the Projects fail or are unusable for any period of time. Specifications for Projects have changed suddenly and unpredictably and in some cases it has been necessary for REI to construct additional infrastructure. Cultural, language and political differences between Egypt and the U.S. may impair communication with personnel, cause errors and possibly cause hostile action against the Projects by employees, residents or governmental agencies. There have been occasional terrorist incidents in Egypt directed against Western tourists and tourist facilities. In addition, terrorist attacks such as those against the United States on September 11, 2001, as well as the War in Iraq and other turmoil in the Middle East, although somewhat removed from Egypt, can have a devastating effect on tourism. Further such incidents might deter tourism and make the host hotel resorts unprofitable or might even be directed against the Egyptian Projects or their personnel.

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

     The Trust is somewhat insulated from the recent turmoil that has enveloped the electric energy industry during the past several years because the Providence and Maine Hydro Projects are QFs with long-term formula-price Power Contracts. Each Power Contract now provides for rates in excess of current short-term rates for purchased power. There has been much speculation that in the course of deregulating the electric power industry, federal or state regulators or utilities would attempt to invalidate these power purchase contracts as a means of throwing some of the costs of deregulation on the owners of independent power plants. However, the Trust Maine Biomass Plants are totally at the mercy of the energy market, but have been provided some substantial support as a result of the adopting of renewable portfolio regulations in Massachusetts.

     The adoption of the RPS Regulations in Massachusetts is indicative of the significant activity and movement in the industry, as well as at state and federal government, to increase the amount of renewable power that is supplied to utilities and distribution companies that serve retail end-use customers in various states. For example, and as described above, in Massachusetts, legislation and regulations have been passed requiring such retail electric suppliers to have in their electric portfolio one (1%) "new renewable power" for 2003. This renewable generation percentage requirement increases each year until the renewable generation amount equals nine (9%) percent. In addition to Massachusetts, New Jersey, Nevada, and California have passed similar renewable portfolio standards ("RPS") and Connecticut is considering an RPS of its own.

     Notwithstanding  the  development  of a  renewable  energy  market  in many states, the general trends in the electric power industry have continued to reflect an attitude of caution and restraint. Throughout the United States, memories of the California energy crises, Enron Corp.s bankruptcy, proceedings before the Federal Energy Regulatory Commission ("FERC") regarding certain questionable practices of other energy producers and marketers, as well as the generally poor U.S. and world economy, have led many to call for a more regulated electric industry, with strict reporting requirements and cost of service regulation. However, many legislators, regulators and market participants have not disavowed deregulation.

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

(d) Financial Information about Geographic Areas

     For 2002 and 2001, all revenues recorded by the Trust were from the United Kingdom. The financial statements of the Maine Hydro Projects, the Maine Biomass Projects, the Synergic Projects, Quantum, MetaSound and the Egyptian Projects are not consolidated with those of the Trust and, accordingly, their revenues are not considered to be operating revenues. As of and for the year ended December 31, 2002, income (loss) from sources inside and outside the United States and asset locations were as follows:

Geographic
Location            Income (loss)          Assets

United States      $(2,725,000)          $ 16,101,000

United Kingdom      (1,972,000)            47,627,000

Egypt                 (294,000)             3,503,000

(e)  Employees.

     The Trust has no employees. The persons described below at Item 10 - Directors and Executive Officers of the Registrant serve as executive officers of the Trust and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Trust business.

     REI  has   approximately  103  employees  located  in  Egypt.  UK  LTD  has approximately 49 employees located in the United Kingdom.


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

UK Projects 15 sites in  Leased or  2014-  less than    n/a    Landfill gas
            England,     licensed   2015    10 acres           fueled gene-
            Scotland and by UK LTD                             ration plants
            Spain

Egyptian    18 sites    Leased      n/a    less than      n/a    Electric gen-
            in Egypt    by REI ***         10 acres            erating or
                                                               water desali-
                                                               nation facil-
                                                                ties

Maine    West Enfield  Owned       n/a     less        18,000     Wood waste-
 Bio-    and Jonesboro, by joint           than                 fired genera-
 mass    Maine          venture**           25                  tion facility

Synergics    8 sites
            in U.S.    Leased        n/a      less than    n/a    Hydro-
                       by Synergics****       15 acres            facilities

*    Joint venture equally owned by Trust and Power IV.
**   Joint venture owned by Indeck, the Trust and Power IV.
***  Joint venture owned by Trust, Growth Fund and Egypt Fund
**** Joint venture owned by the Fund and Power V.


Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.




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

     The Managing Shareholder has investigated the possibility and feasibility of a combination of the Trust and the Other Power Trusts into a publicly traded entity. This would require the approval of the Investors in the Trust and the other programs after proxy solicitations, complying with requirements of the Securities and Exchange Commission, and a change in the federal income tax status of the Trust from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or other programs. After conducting investigations, the Managing Shareholder concluded, and informed the Investors, that given current market conditions caused by, among other things, the general U.S. economic down turn, the September 11th terrorist attacks, the Enron bankruptcy and general volatility in the independent power business, it is preferable to delay significant expenditures pursuing any such combination until market conditions, as described above, improve.

(b)  Holders

     As of the date of this Annual Report on Form 10-K, there are 1,620 record holders of Investor Shares.

(c)      Dividends





     The Trust made distributions as follows for the years ended December 31, 2002 and 2001:

                                         Year ended December 31,
                                            2002           2001
Total distributions to Investors        $    --             $ --
Distributions per Investor Share             --               --
Distributions to Managing Shareholder        --               --

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

Item 6  Selected Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.


                         As of and for the Years Ended December 31,
                      2002         2001          2000       1999       1998

Sales              9,120,088    6,233,030          --          --          --
Net loss          (4,991,461)  (4,239,670) (16,805,021) (4,975,059) (2,643,662)
Net assets
(shareholders'
  equity)         28,243,731   32,050,290   37,739,340  60,433,793  69,216,738
Investments in
 Plant and
 Equipment (net
 of depreciation) 21,215,872   17,752,929   11,906,363         --          --
Investment
 in Power
 Contract(net
 of
 amortization)    18,148,831    17,915,749    9,721,949          --         --
Total assets      67,231,004    61,605,609   50,365,065  62,395,597  71,735,025
Long-term
 obligations      20,838,730    14,959,385     9,980,679         --        --
Per Share of Trust:
  Revenues (loss)      9,776         6,681           --          --        --
  Net loss            (5,351)       (4,545)     (18,013)      (5,333)    (2,834)
  Net asset value     30,276        34,356       40,454       64,983     74,303
Distributions to
 Investors               --            --         4,205        4,186      4,383

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     The following discussion and analysis should be read in conjunction with the Trust's consolidated financial statements and the notes thereto presented below. Dollar amounts in this discussion are generally rounded to the nearest $1,000.

     The consolidated financial statements include the accounts of the Trust and Waterpure Corporation. The Trust uses the equity method of accounting for its investments in the Maine Hydro Projects, Maine Biomass Projects, Santee River, Quantum, MetaSound, the Egypt Projects and GFG. In 2001 and 2000, the Trust's investment in the Synergics Hydro projects was in the form of a note receivable and, accordingly, the Trust's earnings were in the form of interest income. In 2002, the Trust and the Growth Fund completed its acquisition of the Synergics Hydro projects and as a result, the Trust uses the equity method of accounting for its investment.

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

     In Egypt, the Trust, Growth Fund and Egypt Fund have constructed 13 water desalination plants and 5 electric generation plants. The total capacity of the water and power plants is approximately 4,500,000 U.S. gallons per day and 18 megawatts, respectively. Each plant has a contract with a hotel or group of hotels for the sale of the water or electricity produced from the plant. These contracts have terms of up to thirty years.

     The Trust, through a United Kindgdom subsidiary, has purchased fifteen landfill gas fired plants in the United Kingdom with a capacity of 25.5 megawatts. The Trust has a net ownership interest of 53% in the subsidiary. The plants sell the electricity to a quasi-autonomous non-governmental organization an inflation adjusted price for 15 years. The subsidiary is developing 10 additional projects in the United Kingdom.

     The Trust and the Growth Fund also purchased a note receivable from Synergics for approximately $17 million. The joint venture intends to acquire nine hydroelectric dams owned by Synergics by forgiving the $17 million of outstanding debt and $774,114 of accrued interest, and paying an additional $1 million to the shareholders of Synergics and paying up to an additional $1.7 million of Synergics' tax liabilities that might be incurred as a result of the sale of its assets. The president of Synergics agreed to vote the stock of Synergics beneficially owned by him (approximately 69% of the voting stock) in favor of a merger or other corporate reorganization as specified by the Trust and the Growth Fund that materially complies with the provisions outlined above. On November 22, 2002, through another joint venture owned in the same proportion as the joint venture that acquired the debt of Synergics, the trust and the Growth Fund acquired 100% of the outstanding stock of Synergics. The former shareholders of Synergics Inc. received 100% of the outstanding shares of a subsidiary of Synergics in exchange for selling the stock of Synergics to the Trust and the Growth Fund.


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

Results of Operations

The year ended December 31, 2002 compared to the year ended December 31, 2001.

     Revenues increased by $2,887,000, to $9,120,000 in 2002, as compared to $6,233,000 in 2001. The increase is attributable to the increase in the capacity and number of completed facilities.

     Gross margin decreased from $639,000 in 2001, to a loss of $871,000 in 2002. The decrease is primarily attributed to the increase in maintenance and depreciation expense incurred as a result of the completion of facilities and their operation, as compared to the prior year when some facilities were still under construction.

     General and administrative expenses increased $289,000, or 63%, to $750,000 in 2002 from $461,000 in 2001. The increase is primarily a result of the expansion of the UK Projects.

     The management fee paid to the Managing Shareholder decreased $1,166,000, or 50%, to $1,166,000 in 2002 from $2,332,000 in 2001. The decrease reflects the Managing Shareholder waiving the third and fourth quarter fees, whereas in 2001 the Trust was charged for a full year of management fees.

     In 2002, the Trust recorded a writedown of $854,000 for two UK sites, which it received as part of the 2001 merger agreement, which will not be developed. The Trust did not record any writedowns of projects in 2001.

     The Trust recorded a loss from operations of $3,642,000 in 2002 compared to a loss from operations of $2,439,000 in 2001, a change of $1,203,000. The increase reflects the higher general and administrative charges, the writedown of investments and lower gross margin, partially offset by the decrease in the management fee in 2002.

     The Trust recorded interest income from the note related to the Synergics Projects of $410,000 in 2001. During the second half of 2001, drought conditions affected many of the Synergics Projects, reducing revenues and cash flows recorded by Synergics. As a result of these reduced cash flows experienced by Synergics, the Trust ceased accruing interest effective as of October 1, 2001.

     Interest expense increased $787,000, or 80%, to $1,766,000 in 2002, as compared to $979,000 in 2001. The increase is a result of the increase in outstanding borrowings under the UK Projects bank loan.

     Interest income, excluding interest related to the Synergics Projects note, decreased by $79,000 or 49% to $83,000 in 2002 from $162,000 in 2001 reflecting lower average cash balances on hand.

     The Trust recorded an equity loss of $124,000 from the Maine Hydro Projects in 2002, a decrease of $239,000 from the equity loss of $363,000 recorded in 2001. Although the Maine Hydro Projects experienced drought conditions throughout much of 2002, resulting in the current year loss, rainfall and river flows were greater than in 2001.

     The Trust's equity loss from the Maine Biomass Projects in 2002 was $1,259,000 compared $904,000 in 2001. The equity loss recognized in 2002 is primarily due to the higher maintenance fees incurred as a result of the West Enfield plant operating under a normal full time schedule, as well as lower capacity revenues received by the West Enfield and Jonesboro plants. As an offset to the higher maintenance fees and lower capacity revenues, the West Enfield plant recorded $2,008,000 of renewable energy attributes revenue based on its recent qualification under the RPS Regulations.

     The Trust recorded $33,000 of equity income related to the Egypt projects in 2001 compared to $294,000 of losses in 2002. The loss in 2002 is attributed to the increase in maintenance and depreciation expense as a result of the completion of facilities and their operation, as compared to 2001 when some facilities were still under construction.

     The Trust received $147,000 of other operating income in 2002. The proceeds are from the liquidation of the Santee River Rubber Company, which filed for bankruptcy in 2000.

     The Trust recorded a provision for United Kingdom income taxes of $307,235 for the year ended December 31, 2001 on a foreign loss of $548,830. For the year ended December 31, 2002, the Trust recorded an income tax benefit of $168,847 on foreign loss of $2,817,152. The income tax benefit/provision recorded is 30%, the statutory corporate tax rate of the United Kingdom, of the net increase in the current years temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

     The Trust's net loss increased $752,000, or 18%, from a loss of $4,240,000 in 2001 to a loss of $4,991,000 in 2002. The increase in net loss is primarily the result of the increase in loss from operations and the increase in interest expense.

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

Liquidity and Capital Resources

     In 2002 and 2001, the Trust's operating activities used cash of $730,000 and $1,591,000, respectively.

     In 2002, the Trust's investing activities used $3,772,000, primarily related to capital expenditures related to the UK Projects. In 2001, the Trust's investing activities used $9,173,000, primarily related to capital expenditures and acquisitions related to the UK Projects.

     In 2002, the Trust's financing activities provided cash of $4,642,000, primarily related to the borrowings from the Bank of Scotland to develop UK Projects. The source of cash from financing activities of $8,315,000 in 2001 primarily represents contributions from the Growth Fund to UK LLC and borrowings from the Bank of Scotland to acquire UK Projects.

     During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank provided a three year committed line of credit facility of $750,000. The credit facility was extended until July 31, 2002. During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and subsequently finalized a further extension until July 31, 2003. The extension provides the Trust with a committed line of credit of $593,000. Outstanding borrowings bear interest at LIBOR plus 2.5% (3.882% and 4.376% at December 31, 2002 and 2001, respectively). The credit agreement requires the Trust to provide 100% cash collateral for any borrowings after December 31, 2002. There were no outstanding borrowings at December 31, 2002 and 2001.

     Obligations of the Trust are generally limited to payment of a management fee to the Managing Shareholder and payments for certain administrative, accounting and legal services to third persons. Accordingly, the Trust has not found it necessary to retain a material amount of working capital.

     The UK Projects have collateralized long-term debt, without recourse to the Fund, with scheduled principal payments as follows:


2003            $1,118,000
2004             1,286,000
2005             1,463,000
2006             1,649,000
2007             1,794,000
Thereafter      13,651,000

     The long-term debt is repayable in semi annual installments each March 31st and September 30th through September 30, 2014. $10,305,507 of the outstanding debt bears interest at 7.17%, while $10,655,772 of the outstanding debt bears interest at 7.82%. The notes are collateralized by substantially all of the assets of the projects and the credit agreement requires that a debt service coverage ratio of 1.4 to 1 be maintained. At December 31, 2002, the UK Projects outstanding debt was current and in good standing with its bank.

     The Trust is exposed to foreign currency risk primarily through its investments in the United Kingdom and Egypt.

     The Maine Hydro Projects, Egyptian Projects and UK Projects have certain long-term agreements that require delivery of unspecified volumes of energy and water at fixed prices. These long-term contracts are not guaranteed by the Trust. The Trust and its subsidiaries anticipate that during 2003 their cash flow from operations will be sufficient to meet their obligations.

     In the fourth quarter of 2002, the Trust's Managing Shareholder formed Ridgewood Renewable PowerBank LLC ("PowerBank") and began offering shares. PowerBank raised approximately $12 million and discontinued its offering in April 2003. The proceeds from this fund raising will finance the expansion of the United Kingdom Landfill Gas Projects.

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

                                                December 31, 2002
                                              Expected Maturity Date
                                                        2003
                                                      (U.S. $)
Bank Deposits and Certificates of Deposit           $   5,000
Average interest rate                                    1.04%

                                                      (U.S. $)
Bank Deposits denominated in United Kingdom Pounds  $ 2,925,000
Average interest rate                                    2.75%

Item 8.  Financial Statements and Supplementary Data.

A.  Index to Consolidated Financial Statements

Report of Independent Accountants                      F-2
Consolidated Balance Sheets at December 31,
  2002 and 2001                                        F-3
Consolidated Statements of Operations for the
  three years ended December 31, 2002                  F-4
Consolidated Statements of Comprehensive Loss for
 the three years ended December 31, 2002               F-5
Consolidated Statements of Changes in Shareholders'
  Equity for the three years ended December 31, 2002   F-5
Consolidated Statements of Cash Flows for the three
  years ended December 31, 2002                        F-6
Notes to Consolidated Financial Statements             F-8 to F-26

Financial Statements for Maine Biomass Projects


 B. Supplementary Financial Information

Selected Quarterly Financial Data for the years ended December 31, 2002 and 2001 (Unaudited)


                                                 2002

                          First          Second          Third         Fourth
                         Quarter         Quarter        Quarter        Quarter
                       -----------    -----------    ------------   -----------
Revenue ............   $ 1,683,000    $ 2,081,000    $ 2,046,000    $ 3,310,000
Loss from operations    (1,116,000)      (872,000)      (717,000)      (937,000)
Net loss ...........    (1,588,000)      (978,000)      (269,000)    (2,156,000)




                                                 2001
                       -----------    -----------    -----------    -----------
                          First         Second          Third         Fourth
                         Quarter        Quarter        Quarter        Quarter
                       -----------    -----------    -----------    -----------

Revenue ............   $ 1,991,000    $   911,000    $ 1,514,000    $ 1,817,000
Loss from operations      (337,000)      (887,000)      (117,000)    (1,099,000)
Net loss ...........      (680,000)      (714,000)      (519,000)    (2,327,000)

                        Report of Independent Accountants


To the Shareholders of
Ridgewood Electric Power Trust V:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust V and its subsidiaries (the "Trust") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Florham Park, NJ
May 29, 2003

Ridgewood Electric Power Trust V
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                            December 31,
Assets:                                                 2002            2001
                                                    ------------    ------------
Cash and cash equivalents ......................   $  2,930,224    $  2,519,330
Accounts receivable, trade .....................      3,615,902       2,464,557
Due from affiliates ............................      1,796,530         435,823
Other current assets ...........................        461,019         334,859
                                                    ------------    ------------
       Total current assets ....................      8,803,675       5,754,569
                                                    ------------    ------------
Plant and equipment ............................     25,420,611      20,040,217
Less - Accumulated depreciation ................     (4,204,739)     (2,287,288)
                                                    ------------    ------------
      Plant and equipment, net .................     21,215,872      17,752,929
                                                    ------------    ------------
Electric power sales contracts
and other intangibles ..........................     21,865,668      19,891,901
Less - Accumulated amortization ................     (3,716,837)     (1,976,152)
                                                    ------------    ------------
      Electric power sales contracts
       and other intangibles, net ..............     18,148,831      17,915,749
                                                    ------------    ------------
Investments:
    Maine Hydro Projects .......................      4,405,278       4,879,015
    Maine Biomass Projects .....................      3,896,576       4,830,991
    Egypt Projects .............................      3,502,819       3,836,912
    Synergics Projects .........................      5,887,389       5,869,109
    CLP Spanish Landfill Projects ..............      1,370,564         766,335
                                                    ------------    ------------
         Total assets ..........................   $ 67,231,004    $ 61,605,609
                                                    ------------    ------------
Liabilities and shareholders' equity:
Liabilities:
Current portion of long-term debt ..............   $  1,118,497    $    609,550
Accounts payable and accrued expenses ..........      3,263,091       3,234,486
Due to affiliates ..............................      3,182,056         343,057
                                                    ------------    ------------
         Total current liabilities .............      7,563,644       4,187,093
                                                    ------------    ------------
Long-term debt, less current portion ...........     19,842,782      13,878,183
Deferred income taxes ..........................        918,249       1,081,202
Other non-current liabilities ..................         77,699            --
Minority interest ..............................     10,584,899      10,408,841

Commitments and contingencies

Shareholders' equity:
    Shareholders' equity (932.8875
     investor shares issued and
     outstanding) ..............................     28,753,490      32,521,983
    Managing shareholder's
     accumulated deficit (1 management
     share issued and outstanding) .............       (509,759)       (471,693)
                                                    ------------    ------------
         Total shareholders' equity ............     28,243,731      32,050,290
                                                    ------------    ------------
         Total liabilities and
          shareholders' equity .................   $ 67,231,004    $ 61,605,609
                                                    ------------    ------------




        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                           Year Ended December 31,
                             -----------------------------------------------
                                  2002            2001            2000
                             --------------   -------------   --------------
Power generation
 revenue .......................   $  9,120,088    $  6,233,030    $       --
Cost of sales,
 including depreciation
 and amortization of
 $2,978,809 and
 $2,042,387 in
 2002 and 2001 .................      9,991,516       5,594,142            --
                                   ------------    ------------    ------------
Gross margin ...................       (871,428)        638,888            --

General and
 administrative expenses .......        750,240         461,138         238,161
Management fee paid
 to managing shareholder .......      1,166,112       2,332,224       2,257,357
Research and development .......           --           285,429       2,005,494
Write down of
 investments in
 power generation
 projects ......................        854,367            --              --
                                   ------------    ------------    ------------
Total other
 operating expenses ............      2,770,719       3,078,791       4,501,012

Loss from operations ...........     (3,642,147)     (2,439,903)     (4,501,012)

Other income (expense):
  Interest income ..............         82,691         162,250         352,638
  Interest income
  from Synergics Projects ......           --           409,825         364,289
  Interest expense .............     (1,765,644)       (978,407)           --
  Equity interest
   in income (loss) of:
    Maine Hydro Projects .......       (124,495)       (362,509)        252,250
    Maine Biomass Projects .....     (1,259,415)       (904,297)       (639,984)
    MetaSound Systems ..........           --              --          (717,135)
    Quantum Conveyor ...........           --              --            79,280
    Santee River Rubber ........           --              --          (361,042)
    Synergics Projects .........        (23,499)           --              --
    Egypt Projects .............       (294,442)         32,959           5,008
    CLP Spanish
     Landfill Projects .........         94,781          18,336            --
    GFG ........................           --              --           (57,379)
    United Kingdom
     Landfill Projects .........           --              --           551,520
  Other income (expenses) ......        147,096        (206,167)       (283,874)
  Write down
   of investments ..............           --              --       (12,714,090)
                                   ------------    ------------    ------------
        Other expense, net .....     (3,142,927)     (1,828,010)    (13,168,519)
                                   ------------    ------------    ------------

Loss before taxes ..............     (6,785,074)     (4,267,913)    (17,669,531)

Income tax
(benefit) expense ..............       (168,847)        307,235            --
                                   ------------    ------------    ------------

Loss before
 minority interest .............     (6,616,227)     (4,575,148)    (17,669,531)

Minority interest
 in loss of consolidated
   subsidiaries ................      1,624,766         335,478         864,510
                                   ------------    ------------    ------------

Net loss .......................   $ (4,991,461)   $ (4,239,670)   $(16,805,021)
                                   ------------    ------------    ------------


         See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Changes In Shareholders' Equity
For The Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                      Subscription     Managing
                    Shareholders       Receivable     Shareholder       Total
                   -------------    --------------   ------------- ------------
Shareholders'
equity,
January 1,2000 .   $ 60,644,421    $    (23,000)   $   (187,628)   $ 60,433,793

Capital
contributions,
net ............           --            23,000            --            23,000

Cash
distributions ..     (3,922,376)           --           (39,620)     (3,961,996)

Net loss
for
the year .......    (16,636,971)           --          (168,050)    (16,805,021)

Cumulative
translation
adjustment .....     (1,930,932)           --           (19,504)     (1,950,436)
                   ------------    ------------    ------------    ------------
Shareholders'
equity,
December 31,2000     38,154,142            --          (414,802)     37,739,340

Net loss
for
the year .......     (4,197,273)           --           (42,397)     (4,239,670)

Cumulative
translation
adjustment .....     (1,434,886)           --           (14,494)     (1,449,380)
                   ------------    ------------    ------------    ------------
Shareholders'
equity,
December 31,2001     32,521,983            --          (471,693)     32,050,290

Net loss
for
the year .......     (4,941,546)           --           (49,915)     (4,991,461)

Cumulative
translation
adjustment .....      1,173,053            --            11,849       1,184,902
                   ------------    ------------    ------------    ------------

Shareholders'
equity,
December 31,2002   $ 28,753,490    $       --      $   (509,759)   $ 28,243,731
                   ------------    ------------    ------------    ------------


        See accompanying notes to the consolidated financial statements.




Ridgewood Electric Power Trust V
Consolidated Statements of Comprehensive Loss
--------------------------------------------------------------------------------

                                    Year Ended December 31,
                         --------------------------------------------
                             2002            2001            2000
                         ------------    ------------    ------------

Net loss .............   $ (4,991,461)   $ (4,239,670)   $(16,805,021)

Cumulative translation
adjustment ...........      1,184,902      (1,449,380)     (1,950,436)
                         ------------    ------------    ------------

Comprehensive loss ...   $ (3,806,559)   $ (5,689,050)   $(18,755,457)
                         ------------    ------------    ------------

        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


                                           Year Ended December 31,
                                     2002            2001             2000
                                 -------------    -------------    ------------
Cash flows from
 operating activities:
Net loss ....................    $ (4,991,461)    $ (4,239,670)    $(16,805,021)
Adjustments to
 reconcile net loss
 to net cash used
 in operating
 activities, net
 of acquired businesses:
Depreciation and
 amortization ...............       2,978,809        2,042,387             --
Vesting of
 employee
 stock options ..............         309,217             --               --
Minority
 interest in
 loss of
 subsidiaries ...............      (1,624,766)        (335,478)        (864,510)
Interest income
 from Synergics
 Projects ...................            --           (409,825)        (364,289)
Write down
 of investments .............         854,367             --         12,714,090
Equity interest
 in (income) loss of:
    Maine Hydro
     Projects ...............         124,495          362,509         (252,250)
    Maine Biomass
     Projects ...............       1,259,415          904,297          639,984
    MetaSound
     Systems ................            --               --            717,135
    Quantum
     Conveyor ...............            --               --            (79,280)
    Santee River
     Rubber .................            --               --            361,042
    Synergics
     Projects ...............          23,499             --               --
    Egypt
     Projects ...............         294,442          (32,959)          (5,008)
    CLP Spanish
     Landfill
     Projects ...............         (94,781)         (18,336)            --
    GFG .....................            --               --             57,379
    United Kingdom
     Landfill Projects ......            --               --           (551,520)
Changes in assets
 and liabilities, net of
 acquired businesses:
Increase in
 accounts
 receivable, trade ..........        (835,800)      (1,334,833)            --
(Increase) decrease
 in other
 current assets .............        (126,160)         763,395          (20,661)
(Decrease) increase
 in accounts payable
 and accrued expenses .......        (192,517)         947,640          376,019
Increase in other
 non-current
 liabilities ................          72,826             --               --
(Decrease) increase
 in deferred
 income taxes ...............        (259,482)         333,812             --
Increase (decrease)
 in due to/from
 affiliate, net .............       1,043,182         (574,351)         707,592
                                 ------------     ------------     ------------
Total
 adjustments ................       3,826,746        2,648,258       13,435,723
                                 ------------     ------------     ------------
        Net cash used in
         operating
         activities .........      (1,164,715)      (1,591,412)      (3,369,298)
                                 ------------     ------------     ------------
Cash flows from
 investing activities:
Capital
 expenditures ...............      (3,358,550)      (6,800,747)            --
Cash paid for
 acquired business,
 net of cash
 received ...................            --         (3,627,867)            --
Investment in
 Maine Biomass
 Projects ...................        (325,000)        (250,000)        (300,000)
Investment
 in Santee River
 Rubber .....................            --               --           (354,667)
Investment in
 Synergics
 Projects ...................         (41,779)            --         (5,094,995)
Investment in
 Egypt Projects .............            --               --         (2,208,896)
Investment in CLP
 Spanish Landfill
 Projects ...................        (395,887)            --               --
Distributions from
 Maine Hydro
 Projects ...................         349,242          105,424          568,807
Distributions
 from United Kingdom
 Landfill Projects ..........            --               --          1,517,760
Distributions
 from
 Egypt Projects .............            --          1,399,982             --
Cash acquired
 by consolidation
 of United Kingdom
 Landfill Projects ..........            --               --          3,404,243
                                 ------------     ------------     ------------
        Net cash used
         in investing
         activities .........      (3,771,974)      (9,173,208)      (2,467,748)
                                 ------------     ------------     ------------



        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Cash Flows    (continued)
--------------------------------------------------------------------------------


                                             Year Ended December 31,
                               ------------------------------------------------
                                    2002             2001             2000
                               ---------------   ------------    --------------
Cash flows
 from financing
 activities:
Borrowings under
 line of credit
 facility ......................      5,504,004       3,438,589            --
Repayments under
 line of credit
 facility ......................       (866,895)       (600,803)           --
Short term advances
 from affiliates ...............        435,110            --              --
Contributions
 to United Kingdom
 Landfill Projects by
 minority member ...............          4,491       5,817,006            --
Proceeds from
 shareholders'
 contributions .................           --              --            23,000
Cash distributions
 to shareholders ...............           --              --        (3,961,996)
                                   ------------    ------------    ------------
        Net cash provided
         by (used in)
         financing activities ..      5,076,710       8,654,792      (3,938,996)
                                   ------------    ------------    ------------
Effect of exchange
 rate on cash and
 cash equivalents ..............        270,873        (101,923)       (252,061)
Net increase (decrease)
 in cash and cash
 equivalents ...................        410,894      (2,211,751)    (10,028,103)
Cash and cash
 equivalents,
 beginning of year .............      2,519,330       4,731,081      14,759,184
                                   ------------    ------------    ------------
Cash and cash
 equivalents,
 end of year ...................   $  2,930,224    $  2,519,330    $  4,731,081
                                   ------------    ------------    ------------




        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


1.  Organization and Purpose

Nature of Business
Ridgewood Electric Power Trust V (the "Trust") was formed as a Delaware business trust in March 1996, by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholder of the Trust is Ridgewood Renewable Power LLC (the "Managing Shareholder"). The Trust began offering shares on April 12, 1996 and discontinued its offering on April 15, 1998. The Trust had no operations prior to the commencement of the share offering.

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


SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Trust adopted SFAS 142 effective January 1, 2002, with no material impact on the consolidated financial statements.

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

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Trust adopted SFAS 144 effective January 1, 2002, with no material impact on the consolidated financial statements.

SFAS 145
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Trust will adopt SFAS 145 effective January 1, 2003 and has determined that this standard will not have a material impact on the Trust.

SFAS 146
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. The Trust will adopt SFAS 146 effective January 1, 2003 and has determined that this standard will not have a material impact on the Trust.

FIN 45
In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Trust adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002 with no material impact to the consolidated financial statements.

FIN 46
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Trust will adopt the disclosure provisions of FIN 46 effective June 15, 2003 and has determined that the adoption will not have a material impact on the Trust's consolidated financial statements.

Cash and cash equivalents
The Trust considers all highly liquid investments with maturities when purchased of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts.

Impairment of Long-Lived Assets and Intangibles
In  accordance  with  the  provisions  of SFAS  No.  144,  the  Trust  evaluates long-lived assets, such as fixed assets and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the discounted cash flows attributable to the asset or the estimated fair value of the asset.

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

Depreciation is recorded using the straight-line method over the estimated useful life of the assets, which ranges from 4 to 20 years with a weighted average of 15 years at December 31, 2002 and 2001. During the years ended December 31, 2002 and 2001, the Trust recorded depreciation expense of $1,555,486 and $1,105,191, respectively.

Electric power sales contracts and other intangibles
A portion of the purchase price of the United Kingdom Landfill Projects was assigned to the Electric Power Sales Contracts and is being amortized over the life on the contracts (15 years) on a straight-line basis. The electric power sales contracts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the years ended December 31, 2002 and 2001, the Trust recorded amortization expense of $1,423,320 and $937,196, respectively. The Trust expects to record amortization expense during the next five years as follows:

                            Year Ended
                            December 31,     Amortization
                           -------------     ------------
                                2003         $1,423,320
                                2004          1,423,320
                                2005          1,423,320
                                2006          1,423,320
                                2007          1,423,320

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

Significant Customers
The Trust sells all of the electricity it produces to quasi-autonomous non-governmental organizations that purchase electricity generated by renewable sources (such as landfill gas power plants) on behalf of all British utilities in order to meet British environmental protection goals. The Trust did not record revenues in 2000 since the Trust did not consolidate the United Kingdom Landfill Projects during this year (see Note 3, United Kingdom Landfill Projects).

Stock-Based Compensation
A subsidiary of the Trust has a plan which allows for the granting of stock options. The Trust applies FASB No. 123, Accounting for Stock-Based
Compensation, in accounting for its stock option grants. Accordingly, compensation expense is recognized for fixed stock options as if the fair value of all stock options as of the grant date were recognized as expense over the vesting period in accordance with SFAS No. 123. The outstanding stock option grants vest over a three year period and have an exercise life of ten years from the date of grant. For the year ended December 31, 2002, the Trust recorded compensation expense of $309,217.

Supplemental cash flow information
Total interest paid during the years ended December 31, 2002 and 2001 was $1,765,644 and $961,246, respectively.

For the year ended December 31, 2001 the Trust paid income taxes of $27,385.

In connection with the acquisition, (see Note 3, United Kingdom Landfill Projects) on October 16, 2001 a subsidiary of the Trust issued 3,500,000 shares, to a minority shareholder.

Income taxes
The Trust recorded a provision for United Kingdom income taxes of $307,235 for the year ended December 31, 2001 on a foreign loss of $548,830. For the year ended December 31, 2002, the Trust recorded an income tax benefit of $168,847 on foreign loss of $2,817,152. The income tax benefit/provision recorded is 30%, the statutory corporate tax rate of the United Kingdom. At December 31, 2002 and 2001, the Trust had a deferred tax liability of $918,249 and $1,081,202, respectively. The significant component of the Trust's deferred tax liability is attributable to the accelerated depreciation on its plant and equipment.

The Trust does not pay or record United States income taxes on the undistributed earnings of its foreign subsidiaries, where management has determined that the earnings are permanently reinvested in the entities that produced them. The cumulative undistributed earnings are included in "Shareholders' Equity" on the Consolidated Balance Sheets. No provision is made for United States income taxes in the accompanying consolidated financial statements as the income or losses of the Trust are passed through and included in the tax returns of the individual shareholders of the Trust. At December 31, 2002 and 2001, the Trust's net assets had a tax basis of $50,538,258 and $53,243,633, respectively.

The following is a reconciliation of the income tax benefit computed using the statutory foreign income tax rate to the actual income tax (benefit) expense and its effective income tax rate.

                                             As of December 31,
                                     2002                         2001
                            ---------------------------------------------------
                              Amount     Percent of      Amount     Percent of
                                          pretax                       pretax
                                          income                       income
                            -----------------------   -------------------------

Income tax
 benefit at
 foreign statutory
 rate ..................    $(2,035,522)     (30.0%)  $(1,280,374)     (30.0%)
U.S. pass
 thru expenses .........        905,842       13.4%     1,156,619       27.1%
Amortization
 of foreign
 intangibles ...........        524,528        7.7%       281,159        6.6%
Other ..................        436,305        6.4%       149,831        3.5%
                            -----------       ----      -----------     ----
Income tax
(benefit) expense ......       (168,847)      (2.5%)      307,235        7.2%
                            -----------       ----      -----------     ----

Reclassification
Certain items in previously issued financial statements have been reclassified for comparative purposes.

3.  Projects

Consolidated Investments

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

In return for the stock issuance and $2,000,000 cash, Ridgewood UK received plant and equipment valued at approximately $4,201,000, a 50% equity interest in landfill projects valued at approximately $744,000, cash of $454,000 and other assets with an approximate value of $1,000,000. In accordance with the UK Merger agreement, Ridgewood UK assumed liabilities of approximately $3,058,000. Ridgewood UK assigned the electric power sales contacts and other intangibles acquired a value of $6,781,000, which will be amortized over the 15 year life of the contacts.

Certain unrelated shareholders of Ridgewood UK are attempting to renovate certain older projects in the United Kingdom. Under the terms of the UK Merger agreement, if they are successful in renovating these projects and the projects meet certain performance tests, Ridgewood UK will be obligated to acquire the renovated projects in exchange for the issuance of additional shares. The number of shares to be issued is dependent on the projected financial performance of the renovated projects. If Ridgewood UK issues the maximum number of shares to acquire the renovated projects, the Company's ownership of Ridgewood UK would fall from 76.3% to 63.5%. During 2002, the parties mutually agreed that Ridgewood UK would not acquire the defined older projects and would not be required to issue any additional shares in relation to these projects.

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

Ridgewood UK owns 15 plants with an installed capacity of 25.5 megawatts and sells the electricity under 15 year contracts to a quasi-autonomous non-governmental organization that purchases electricity generated by renewable sources on behalf of all British utilities. Ridgewood UK has 10 additional projects under development. In the fourth quarter of 2002, Ridgewood UK decided not to continue the development of two of the plants it received as part of the 2001 UK Merger. As a result of this decision, Ridgewood UK recorded a writedown of $854,367 to adjust the carrying value of the projects to zero. The writedown has been presented as a separate line item under other operating expenses in the Consolidated Statements of Operations.

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

Investments accounted under the Equity Method

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

The Trust's 50% investment in the Maine Hydro Projects is accounted for under the equity method of accounting. The Trust's equity in the earnings of the Maine Hydro Projects has been included in the consolidated financial statements since acquisition.

The Maine Hydro Projects are operated by a subsidiary of CHI Energy, Inc., under an Operation, Maintenance and Administrative Agreement. The annual operator's fee is adjusted on June 30th of each year for inflation, plus an annual incentive fee equal to 50% of the net cash flow in excess of a target amount. The Maine Hydro Projects recorded $351,162, $343,704 and $414,089 of expense under this arrangement during the years ended December 31, 2002, 2001 and 2000, respectively. The agreement has a five-year term, expiring on June 30, 2006, and can be renewed for one additional five-year term by mutual consent.

Summarized financial information for the Maine Hydro Projects is as follows:

Balance Sheets
                                       December 31, 2002      December 31, 2001
                                      -------------------   -------------------

Current assets ..................          $   957,499          $   632,298
Non-current assets ..............            8,518,141            9,408,314
                                           -----------          -----------
Total assets ....................          $ 9,475,640          $10,040,612
                                           -----------          -----------

Current liabilities .............          $   665,086          $   282,582
Partners' equity ................            8,810,554            9,758,030
                                           -----------          -----------
Total liabilities
 and equity .....................          $ 9,475,640          $10,040,612
                                           -----------          -----------

Trust share .....................          $ 4,405,278          $ 4,879,015
                                           -----------          -----------

         Statements of Operations
                                         For the Year Ended December 31,
                                -----------------------------------------------
                                    2002              2001              2000
                                -----------       -----------       -----------
Revenue ...................     $ 3,144,471       $ 2,311,346       $ 3,750,095
Operating
 expenses .................       3,442,764         3,049,927         3,271,902
Other income ..............          49,302            13,563            26,307
                                -----------       -----------       -----------
Net income (loss) .........     $  (248,991)      $  (725,018)      $   504,500
                                -----------       -----------       -----------

Trust share ...............     $  (124,496)      $  (362,509)      $   252,250
                                -----------       -----------       -----------

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

In accordance with the Maine Biomass Projects operating agreement, the Trust and Trust IV are currently allocated 100% (50% each) of the Maine Biomass Projects losses, since the other Maine Biomass Project member's capital account is zero. The preferred membership interest entitles the Trust to receive an 18% cumulative annual return on its $7,000,000 capital contribution to the Maine Biomass Projects from the operating net cash flow from the projects. Trust IV also purchased an identical preferred membership interest in Indeck Maine. After payments in full to the preferred membership interests, up to $2,520,000 of any remaining operating net cash flow during the year is paid to the other Maine Biomass Project members. Any remaining operating net cash flow is payable 25% to the Trust and Trust IV and 75% to the other Maine Biomass Project members.

In 2002,  2001 and 2000,  the Trust  loaned  $325,000,  $250,000  and  $300,000, respectively, to the Maine Biomass Projects. The loan is in the form of demand notes that bear interest at 5% per annum. Trust IV made identical loans to the Maine Biomass Projects. The other Maine Biomass Project member also loaned $650,000, $500,000 and $600,000 to the Maine Biomass Projects with the same terms in 2002, 2001 and 2000, respectively.

The Trust's investment in the Maine Biomass Projects is accounted for under the equity method of accounting. The Trust's equity in the loss of the Maine Biomass Projects has been included in the statements of operations since acquisition. The financials statements of the Maine Biomass Projects were not adjusted to reflect the purchase of the membership interest by the Trust. The Trust's equity in the net loss of the Maine Biomass Projects recorded in the Trust's consolidated financial statements has been adjusted to reflect the purchase price paid by the Trust for its membership interest.

Under an Operating Agreement with the Trust, Ridgewood Power Management LLC ("Ridgewood Management"), an entity related to the managing shareholder through common ownership, began providing management, purchasing, engineering, planning and administrative services to the Maine Biomass Projects. Ridgewood Management charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects.

From June through December 1999, the facilities periodically operated on dispatch from ISO-New England, Inc. (the "ISO") and also submitted offers to the ISO to run at high prices during power emergencies. The facilities have claimed the ISO owes them approximately $14 million for the electricity products they provided in those periods and the ISO has claimed that no material revenues at all are due to the projects. As a result, on October 24, 2000, Indeck Maine filed a complaint against the ISO in the Superior Court of Delaware alleging, among other things, that the ISO's actions resulted in a breach of an express or implied contract, violated certain consumer protection laws and amounted to fraud. The ISO removed the litigation to Federal District Court in Delaware. As a result of various pre-trial motions filed by the parties, such litigation was filed as a complaint by the Company before FERC. In April 2002, FERC ruled on this complaint in favor of the ISO. The Company has determined it will not appeal or otherwise contest the ruling by FERC.

On May 9, 2002, the Penobscot project and the Eastport project each filed an "Application for Statement of Qualification" with the Massachusetts Division of Energy Resources (the "Division") to qualify as new renewable electric generation facilities under the Massachusetts Renewable Portfolio Standard Regulations ("RPS"). Pursuant to these regulations, qualified renewable electric generation facilities produce renewable portfolio standard attributes ("RPS Attributes") when they generate electricity. RPS Attributes are then sold to and used by entities that are providing electricity to end-use customers in Massachusetts. The RPS regulations, and the statute under which they were promulgated, are intended to spur use and development of new renewable generation facilities.

On July 8, 2002, the Trust received official notice from the Division that the Application for Statement of Qualification filed pursuant to the Massachusetts Renewable Energy Portfolio Standard Regulations ("Regulations") by both the Eastport and Penobscot projects had been approved as of July 3, 2002. Pursuant to such approval, the Division found that the Projects meet the eligibility requirements of the Regulations and therefore may market and sell renewable attributes associated with the electric generation of the Plants. Because the Penobscot project qualifies under the RPS, pursuant to the power sales contract, Select Energy paid an additional amount for the RPS Attributes associated with the electric energy it purchased from the Penobscot project, which amounted to approximately $2,008,488 for the year ended December 31, 2002.

Summarized financial information for the Maine Biomass Projects is as follows:


         Balance Sheets
                                                          December 31,
                                               --------------------------------
                                                   2002                 2001
                                               -----------          -----------

Current assets .......................         $ 1,217,126          $ 1,162,010
Non-current assets ...................           3,598,162            3,359,795
                                               -----------          -----------
Total assets .........................         $ 4,815,288          $ 4,521,805
                                               -----------          -----------
Current
 liabilities..........................           3,485,662          $ 2,021,185
Notes payable
 to members ..........................           7,101,000            5,801,000
Members' deficit .....................          (5,771,374)          (3,300,380)
                                               -----------          -----------
Total liabilities
 and equity ..........................         $ 4,815,288          $ 4,521,805
                                               -----------          -----------

Trust share ..........................         $ 3,896,576          $ 4,830,991
                                               -----------          -----------


         Statement of Operations
                                         For the Year Ended December 31,
                                -----------------------------------------------
                                    2002              2001              2000
                                -----------       -----------       -----------

Revenue ..................      $ 7,246,435       $ 5,587,507       $ 2,017,481
Cost of sales ............        9,080,905         6,913,336         2,646,770
Other expenses ...........          636,524           557,671           650,680
                                -----------       -----------       -----------
Net loss .................      $(2,470,994)      $(1,883,500)      $(1,279,969)
                                -----------       -----------       -----------
Trust share ..............      $(1,259,415)      $  (904,297)      $  (639,984)
                                -----------       -----------       -----------


Egypt Projects
In 1999, the Trust and The Ridgewood Power Growth Fund (the "Growth Fund") jointly formed Ridgewood Near East Holdings LLC ("Ridgewood Near East') to develop electric power and water purification plants for resort hotels in Egypt. In 2001, the Ridgewood/Egypt Fund ("Egypt Fund") an affiliate of the Trust and the Growth Fund, became a member of Ridgewood Near East. The Trust, Egypt Fund and the Growth Fund own undivided interests in the Egypt projects in proportion to the capital they contributed, net of distributions and allocated profits and losses. Through December 31, 2002, the Trust had contributed $4,899,019 to the Egypt Projects and has a 14% ownership interest in the Egypt Projects.

Currently, the Egypt Projects consist of 13 water desalinization plants and 5 electric generation plants. The total capacity of the water and power plants is approximately 4,500,000 gallons per day and 18 megawatts, respectively. Each plant has a contract with a hotel or group of hotels for the sale of the water or electricity produced from the plant. These contracts generally have terms up to thirty years and some of the contracts provide for the transfer or sale of ownership of the plant to the hotel at the expiration of the contract. In 2002, Ridgewood Near East shut down and removed the equipment from two of its on-site water desalinization plants. In addition, in the first quarter of 2003, Ridgewood Near East sold another of its on-site power plants to the hosting hotel. As a result of these transactions, Ridgewood Near East recorded an impairment writedown of $297,652 to adjust the carrying value of the projects to reflect their fair value at December 31, 2002.

On December 30, 2001, Ridgewood Near East purchased a 28% equity interest in Sinai Environmental Services S.A.E. (the "Sinai Company"), a 1,585,000 gallons per day water desalinization plant, for 4,999,800 Egyptian pounds (approximately $1,087,000). At December 31, 2001, Ridgewood Near East accounted for this investment under the equity method of accounting because it had the ability to exercise significant influence, but not control. In February of 2002, Ridgewood Near East made an additional investment of 4,379,637 Egyptian pounds (approximately $939,000) to increase its ownership to 53% and gain control of the Sinai Company. As a result of the additional investment, effective February 16, 2002, Ridgewood Near East accounts for its investment in Sinai Company under the consolidation method of accounting.

In return for its investment Ridgewood Near East received a 53% interest in the Sinai Company, which at the time of acquisition, had plant and equipment with a net book value of approximately $5,906,000, accounts receivable of $214,000 and other assets with an approximate book value of $32,000. In accordance with the purchase agreement, Ridgewood Near East assumed approximately $450,000 of liabilities and bank debt of approximately $3,417,000. The loan, which was and still is in default, bears interest at 12% per annum. The collateralization of the non-recourse loan is restricted to the assets of the Sinai Company, which at December 31, 2002 had a net book value of $6,957,265. The provision of the loan restricts the Sinai Company from paying dividends to its shareholders or obtaining credit from other banks. Ridgewood Near East assigned the estimated excess purchase price of $777,000 to plant and equipment, which will be amortized over the 20 year life of the assets.

The Trust's investment in the Egypt Projects is accounted for under the equity method of accounting. The Trust's equity in the results of opeartions of the Egypt Projects has been included in the consolidated financial statements since the inception of the projects.

Summarized financial information for the Egypt Projects is as follows:

         Balance Sheets

                                       December 31, 2002    December 31, 2001
                                       -----------------    -----------------

Current assets .......................       $ 2,192,104          $ 1,157,043
Non-current assets ...................        31,340,449           27,047,922
                                             -----------          -----------
Total assets .........................       $33,532,553          $28,204,965
                                             -----------          -----------

Current liabilities ..................       $ 5,798,273          $   989,609
Non-current
liabilities ..........................         2,876,474                 --
Members' equity ......................        24,857,806           27,215,356
                                            -----------          -----------
Liabilities and
members' equity ......................       $33,532,553          $28,204,965
                                             -----------          -----------
Trust Share ..........................       $ 3,502,819          $ 3,836,912
                                             -----------          -----------


         Statements of Operations
                                        For the Years Ended December 31,
                                 ----------------------------------------------
                                     2002              2001            2000
                                 -----------       -----------      -----------

Net sales .................    $ 5,459,011       $ 4,237,676      $ 2,180,231
Cost of sales .............      5,190,501         3,256,555        1,924,932
Other expenses ............      2,356,996           821,211          237,476
                                 -----------       -----------      -----------
Net income (loss) .........    $(2,088,486)      $   159,910      $    17,823
                                 -----------       -----------      -----------
Trust Share ...............    $  (294,442)      $    32,959      $     5,008
                                 -----------       -----------      -----------

Synergics Projects
Beginning in late 1999, the Trust and the Growth Fund began negotiations with Synergics, Inc. ("Synergics") to buy nine existing hydroelectric generating plants (the "Synergics Projects"). In the course of negotiations and due diligence, the Trust and the Growth Fund learned that one of Synergics' lenders had declared a payment default against Synergics and that the lender had agreed to discharge the debt at a substantial discount from the face amount if payment were made by the end of April 2000. In order to preserve the benefit of the lender's offer and to allow completion of the acquisition on favorable terms, the Trust and the Growth Fund, through a joint venture, acquired the debt from the lender on April 28, 2000 for a payment of $17 million to the lender. The Trust supplied $5 million of the capital used by the joint venture to acquire the debt and the Growth Fund supplied the remaining $12 million. The Trust and the Growth Fund own the joint venture in proportion to the capital each supplied and neither will have preferred rights over the other.

On November 22, 2002, through another joint venture owned in the same proportion as the joint venture that acquired the debt of Synergics, the Trust and the Growth Fund acquired 100% of the outstanding stock of Synergics. The former shareholders of Synergics Inc. received 100% of the outstanding shares of a subsidiary of Synergics in exchange for selling the stock of Synergics to the Trust and the Growth Fund.

In total, the Trust and the Growth Fund acquired the Synergics Projects for approximately $20.3 million. In return for their investment, the Trust and the Growth Fund received eight hydroelectric generating plants with a market value of approximately $1.8 million, $2.4 million in cash, $6.7 million in notes receivable, $0.5 million in accounts receivable, and $0.2 million in other assets. In accordance with the purchase agreement, the Trust and the Growth Fund assumed approximately $7.5 million of bank debt and income taxes of approximately $1.2 million. The Fund and Trust V assigned the approximate excess purchase price of $17.4 million to electric power sales contracts, which will be amortized over the remaining life of the respective contracts (11 to 22 years).

The Trust accounted for its investment in the initial $17 million of debt acquired as a note receivable and accrued interest at 11% per annum. For the years ended December 31, 2001 and 2000, the Trust recorded $409,825 and $364,289 of income related to the debt of Synergics. During the second half of 2001, drought conditions affected many of the Synergics Projects, reducing revenues and cash flows recorded by Synergics. As a result of these reduced cash flows experienced by Synergics, the Fund ceased accruing interest effective as of October 1, 2001.

Effective November 23, 2002, the Trust accounted for its 29.2% investment in the Synergics Projects under the equity method of accounting. The Trust's equity in the loss of the Synergics Projects has been included in the consolidated financial statements.

Summarized financial information for the Synergic Projects is as follows:


         Balance Sheets

                                                December 31, 2002
                                               ------------------

Current assets ............................           $ 2,497,752
Non-current assets ........................            25,676,016
                                                      -----------
Total assets ..............................           $28,173,768
                                                      -----------

Current liabilities .......................           $ 2,346,934
Non-current liabilities ...................             5,650,000
Members' equity ...........................            20,176,834
                                                      -----------
Liabilities and members' equity ...........           $28,173,768
                                                      -----------

Trust Share ...............................           $ 5,887,389
                                                      -----------

         Statements of Operations

                                                For the Period
                                             November 23, 2002 to
                                              December 31, 2002
                                            ---------------------

Net sales ...............................               $ 371,345
Cost of sales ...........................                 213,095
Other expenses ..........................                 238,726
                                                        ---------
Net income (loss) .......................               $ (80,476)
                                                        ---------

Trust Share .............................               $ (23,499)
                                                        ---------


Previous Investments

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

In late May 2000, EPS informed the Trust that Santee River Rubber needed substantial additional money to pay for its operating expenses while modifications were completed and testing was performed. Intensive negotiations then began between the Trust, Trust IV, EPS, the facility's bondholders and potential outside funding sources. While these negotiations continued, the Project informed the Trust on July 30, 2000 that it had run out of money and would be unable to make payroll. After further discussions, the Trust and Trust IV advanced $354,667 and $152,333, respectively, for that purpose. Negotiation continued until October 26, 2000, when Santee River Rubber Company filed for Chapter 11 bankruptcy in the U.S. District Court for South Carolina. On November 2, 2000, the U.S. Bankruptcy Court ordered that a trustee in bankruptcy be appointed to manage Santee River. As a result, the Trust determined that it would be unlikely to recover its investment in Santee River Rubber Company. Accordingly, the Trust recorded a writedown of $8,180,081 in 2000 to reduce the estimated fair value of the investment to zero.

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

4.  Long-Term Debt

Following is a summary of United Kingdom Landfill Gas Projects long-term debt at December 31,2002 and 2001:

                                                  2002                  2001
                                              ------------         ------------
Bank loans payable ...................        $ 20,961,279         $ 14,487,733
Less - Current maturity ..............          (1,118,497)            (609,550)
                                              ------------         ------------
Total long-term debt .................        $ 19,842,782         $ 13,878,183
                                              ------------         ------------

In 2001, Ridgewood UK renegotiated the terms of its long-term debt with its bank. The renegotiated bank loans are repayable in semi annual installments each March 31st and September 30th through September 30, 2014. $10,305,507 of the outstanding debt bears interest at 7.17%, while $10,655,772 of the outstanding debt bears interest at 7.82%. The notes are collateralized by substantially all of the assets of the projects and the credit agreement requires Ridgewood UK to maintain a debt service coverage ratio of 1.4 to 1. At December 31, 2002, Ridgewood UK's outstanding debt was in compliance with the covenants of its credit agreement.

Scheduled principal repayments of long-term debt are as follows:


                        Year Ended
                       December 31,         Payment
                       ------------       ----------
                           2003          $ 1,118,497
                           2004            1,286,193
                           2005            1,462,658
                           2006            1,649,195
                           2007            1,793,586
                     Thereafter           13,651,150
                                          ----------
                          Total         $ 20,961,279
                                        ============


During the fourth quarter of 1997, the Trust and its principal bank executed a revolving line of credit agreement, whereby the bank provided a three year committed line of credit facility of $750,000. The credit facility was extended until July 31, 2002. During the third quarter of 2002, the Trust extended its revolving line of credit agreement with its principal bank through August 31, 2002 and subsequently finalized a further extension until July 31, 2003. The extension provides the Trust with a committed line of credit of $593,000. Outstanding borrowings bear interest at LIBOR plus 2.5% (3.882% and 4.376% at December 31, 2002 and 2001, respectively). The credit agreement requires the Trust to provide 100% cash collateral for any borrowings after December 31, 2002. There were no outstanding borrowings at December 31, 2002 and 2001.


5.  Fair Value of Financial Instruments

At December 31, 2002 and 2001, the carrying values of the Trust's cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate their fair values. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, approximates its carrying value. The fair value of the letter of credit does not differ materially from its carrying value.

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

7.  Transactions with Managing Shareholder and Affiliates

The Trust entered into a management agreement with the Managing Shareholder under which the Managing Shareholder renders certain management, administrative and advisory services and provides office space and other facilities to the Trust. As compensation to the Managing Shareholder for such services, the Trust pays the Managing Shareholder an annual management fee equal to 2.5% of the total capital contributions to the Trust payable monthly upon the closing of the Trust which occurred in April 1998. For the year ended December 31, 2002, 2001 and 2000, the Trust paid management fees of $1,166,112, $2,332,224 and $2,257,357, respectively. For the year ended December 31, 2002, the managing shareholder waived 50% of the management fee due.

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

Where permitted, in the event the Managing Shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Trust, the Managing Shareholder or such affiliate may charge the Trust a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through December 31, 2002.

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

At December 31, 2002 and 2001, the Trust had outstanding payables and receivables, with the following affiliates:



                                            As of December 31,
                                      Due To                    Due From
                             -----------------------   -----------------------
                                 2002        2001          2002         2001
                             ----------   ----------   ----------   ----------
Ridgewood Management ....... $     --     $  141,707   $   80,973   $     --
Ridgewood Renewable Power ..  1,265,862         --           --           --
Growth Fund ................    387,100      181,832         --           --
Trust IV ...................       --           --           --        135,823
Maine Hydro ................       --           --        610,878      100,000
Maine Biomass ..............       --           --        950,244      200,000
Synergics Projects .........  1,510,000         --           --           --
Other affiliates ...........     19,094       19,518      154,435         --
                             ----------   ----------   ----------   ----------
       Total ...............  3,182,056      343,057    1,796,530      435,823
                             ----------   ----------   ----------   ----------

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

8.  Other Income

In 2002 the Trust received $200,000 from the liquidation of the Santee River Rubber Company, which filed for bankruptcy in 2000. The proceeds received have been recorded as other income in the consolidated statements of operations.

9.  Subsequent Event

On February 13, 2003, the Maine Biomass Projects sold the renewable portfolio standards ("RPS") Attributes generated from the power produced in fourth quarter of 2002 for $336,570 and $1,236,720, respectively. The Trust, along with Trust IV, is currently negotiating a transaction with a power marketer that does business in Massachusetts for the sale of the RPS Attributes generated by the Maine Biomass Projects, in the calendar year 2003.

During the first quarter of 2003, Ridgewood UK entered into an agreement with one of its minority shareholders. Under the terms of the agreement, Ridgewood UK transferred its 50% interest in the Spanish landfill projects in return for a portion of the minority shareholder's interest in Ridgewood UK. As a result of the transaction, Ridgewood UK increased its ownership in UK Ltd. from 76.3% to 88.3%.

On January 30, 2003, the Egyptian government discontinued the regulation of its monetary currency rate and decided to allow the currency rate to float. As a result of this change in policy, the Egyptian pound decreased 15% against the US dollar on January 30, 2003. As of May 31, 2003, the Trust's investment in the Egyptian projects decreased by approximately 23% as a result of the decrease in exchange rate.

In the fourth quarter of 2002, the Trust's Managing Shareholder formed Ridgewood Renewable PowerBank LLC ("PowerBank") and began offering shares. PowerBank raised approximately $12 million and discontinued its offering in April 2003. The proceeds from this fund raising will finance the expansion of the United Kingdom Landfill Gas Projects.




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.




PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a)  General.

     As Managing Shareholder of the Trust, Ridgewood Renewable Power LLC has direct and exclusive discretion in management and control of the affairs of the Trust. The Managing Shareholder will be entitled to resign as Managing Shareholder of the Trust only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder) or (ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

     Ridgewood Holding, which was incorporated in April 1992, is the Corporate Trustee of the Trust.


(b)  Managing Shareholder.

     Ridgewood Power Corporation was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships. It organized the Trust and acted as managing shareholder until April 1999. On or about April 21, 1999 it was merged into the current Managing Shareholder, Ridgewood Power LLC. In December of 2002, Ridgewood Power, LLC changed its name to Ridgewood Renewable Power, LLC. Robert E. Swanson is the controlling member, sole manager and President of the Managing Shareholder. All of the equity in the Managing Shareholder is owned by Mr. Swanson or by family trusts. Mr. Swanson has the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them.

     The  Managing  Shareholder  has also  organized  the Other Power  Trusts as
Delaware business trusts or other Delaware limited liability companies. Ridgewood Renewable Power LLC is the managing shareholder of the Other Power Trusts and the manager of the Ridgewood LLCs. The business objectives of these trusts and LLCs are similar to those of the Trust.

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

     The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust over the last 18 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities LLC ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the seven trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Capital Management LLC ("Ridgewood Capital"), which assists in offerings made by the Managing
Shareholder and which is the sponsor of four privately offered venture capital funds (the Ridgewood Capital Venture Partners and Ridgewood Capital Venture Partners II funds); Ridgewood Power VI LLC ("Power VI"), which is a managing shareholder of the Growth Fund, and RPM. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

     Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

     Robert E. Swanson, age 56, has also served as President of the Trust since its inception in 1991 and as President of RPM, the Other Power Trusts since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I, II,III and IV venture capital funds ("Ridgewood Venture Funds"). In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

     Robert L. Gold, age 44, has served as Executive Vice President of the Managing Shareholder, RPM, the Trust, and the Other Power Trusts since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Venture Funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

     Daniel V. Gulino, age 42 has been Senior Vice President and General Counsel of the Managing Shareholder, RPM, the Trust, and other Power Trusts since August 2000. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

     Christopher I. Naunton, 38, has been the Vice President and Chief Financial Officer of the Managing Shareholder, RPM, the Trust, and Other Power Trusts since April 2000. From February 1998 to April 2000, he was Vice President of Finance of an affiliate of the Managing Shareholder. Prior to that time, he was a senior manager at the predecessor accounting firm of PricewaterhouseCoopers LLP. Mr. Naunton's professional qualifications include his certified public accountant qualification in Pennsylvania, membership in the American Institute of Certified Public Accountants and Pennsylvania Institute of Certified Public Accountants. He holds a Bachelor of Science degree in Business Administration from Bucknell University (1986).

     Mary Lou Olin, age 50, has served as Vice President of the Managing Shareholder, RPM, Ridgewood Capital, the Trust, the Other Power Trusts since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.


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


     The Trust made distributions to the Managing Shareholder (which is a member of the Board of the Trust) and Investors in 2000 and 1999 as stated at Item 5 - Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters. The Trust paid fees to the Managing Shareholder and its affiliates as follows:

Fee                   Paid to      2002      2001     2000      1999      1998
Investment fee       Managing
                     Shareholder   $ --     $  --    $ --      $ --     $337,158
Placement agent fee  Ridgewood
 and sales commis-   Securities
 sions               Corporation     --        --      --        --      277,008
Organizational,      Managing
 distribution and    Shareholder
 offering fee                        --        --      --        --    1,448,944
Management fee     Managing
                   Shareholder 1,166,112 2,332,224 2,257,357 2,377,941 1,606,269
Due diligence      Managing
 expenses          Shareholder       --      --       --       969,793   830,823
Reimbur-           Managing
 sements           Shareholder       --      --       --          --     793,654

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

Item 14.  Control and Procedures

     Within the 90 days prior to the filing date of this Report, the Trust's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness and design of the Fund's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange
Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the disclosure controls and procedures were effective, with the exception of the matter noted below.

     During the 2002 annual financial reporting process, management has identified deficiencies in the Trust's ability to process and summarize financial information of certain individual projects and equity investees on a timely basis. Management is establishing a project plan to address this deficiency in 2003.

     There have been no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date that they completed their evaluation.

     The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Exchange Act as "controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the [Securities and Exchange] Commission's rules and forms." The Trust's disclosure controls and procedures are designed to ensure that material information relating to the consolidated subsidiaries is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosures.


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

 (b) Reports on Form 8-K.

     On January 3, 2002, the Trust filed a Form 8-k to report that the Investors had voted to approve the amendments to the Declaration. On July 18, 2002, the Trust filed a Form 8-k to report that the Biomass Plants had each received Statements of Qualification from the Massachusetts Division of Energy Resources. On November 27, 2002, the Trust filed a Form 8-k to report on the completion of the Synergics acquisition.

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

     99.1.  Certifications under Section 906 of the Sarbanes-Oxley Act.

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

By:/s/ Robert E. Swanson    President                         June 24, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson    President                         June 24, 2003
Robert E. Swanson

By:/s/ Christopher Naunton  Vice President and                June 24, 2003
Christopher Naunton         Chief Financial Officer

RIDGEWOOD POWER LLC  Managing Shareholder                     June 24, 2003
By:/s/ Robert E. Swanson    President
Robert E. Swanson

                   CERTIFICATION PURSUANT TO RULE 13A-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED


I, Robert E. Swanson, Chief Executive Officer of Ridgewood Electric Power Trust V ("registrant"), certify that:

1. I have reviewed this annual report on Form 10-K of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2003
/s/   Robert E. Swanson
-----------------------
Robert E. Swanson
Chief Executive Officer

                   CERTIFICATION PURSUANT TO RULE 13A-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED


I, Christopher I. Naunton, Chief Financial Officer of Ridgewood Electric Power Trust V ("registrant"), certify that:

1. I have reviewed this annual report on Form 10-K of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2003
/s/   Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer