Form 10-Q
period 2003-03-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2004-01-16
CIK 1060755

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2003

                         Commission file Number 0-24143

                        RIDGEWOOD ELECTRIC POWER TRUST V
            (Exact name of registrant as specified in its charter.)

                      Delaware                      22-3437351
            (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization)       Identification No.)


   1314 King Street, Wilmington, Delaware                        19801
   ----------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

    (302) 888-7444
Registrant's telephone number, including area code:

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

Item 1. Financial Statements















                        Ridgewood Electric Power Trust V

                        Consolidated Financial Statements

                                 March 31, 2003

Ridgewood Electric Power Trust V
Consolidated Balance Sheets(unaudited)
-------------------------------------------------------------------------------


Assets:                                            March 31,      December 31,
                                                     2003            2002
                                                 ------------    ------------
Cash and cash equivalents ....................   $  5,148,649    $  2,930,224
Accounts receivable, trade ...................      3,423,176       3,615,902
Due from affiliates ..........................      1,280,518       1,796,530
Other current assets .........................        426,468         461,019
                                                 ------------    ------------
         Total current assets ................     10,278,811       8,803,675
                                                 ------------    ------------

Plant and equipment ..........................     24,284,908      25,420,611
Construction in progress .....................      2,801,744            --
                                                 ------------    ------------
Total plant and equipment ....................     27,086,652      25,420,611
Less - Accumulated depreciation ..............     (4,561,744)     (4,204,739)
                                                 ------------    ------------
      Plant and equipment, net ...............     22,524,908      21,215,872
                                                 ------------    ------------


Electric power sales contracts and other
 intangibles .................................     20,936,753      21,865,668
Less - Accumulated amortization ..............     (4,057,621)     (3,716,837)
                                                 ------------    ------------
       Electric power sales contracts
         and other intangibles, net ..........     16,879,132      18,148,831
                                                 ------------    ------------

Investments:
    Maine Hydro Projects .....................      4,347,767       4,405,278
    Maine Biomass Projects ...................      3,725,458       3,896,576
    Egypt Projects ...........................      2,785,458       3,502,819
    Synergics Projects .......................      6,182,671       5,887,389
    CLP Spanish Landfill Projects ............           --         1,370,564
                                                 ------------    ------------
         Total assets ........................   $ 66,724,205    $ 67,231,004
                                                 ------------    ------------

Liabilities and shareholders' equity:
Liabilities:
Current portion of long-term debt ............   $  1,097,932    $  1,118,497
Accounts payable and accrued expenses ........      4,479,855       3,263,091
Due to affiliates ............................      3,385,434       3,182,056
                                                 ------------    ------------
         Total current liabilities ...........      8,963,221       7,563,644
                                                 ------------    ------------

Long-term debt, less current portion .........     18,934,607      19,842,782
Construction advances ........................      3,958,450            --
Deferred income taxes ........................        900,184         918,249
Other non-current liabilities ................         76,271          77,699
Minority interest ............................      7,497,059      10,584,899

Commitments and contingencies

Shareholders' equity:
    Shareholders' equity (932.8875 investor
     shares issued and outstanding) ..........     26,922,666      28,753,490
    Managing shareholder's accumulated deficit
     (1 management share issued and
      outstanding) ...........................       (528,253)       (509,759)
                                                 ------------    ------------
      Total shareholders' equity .............     26,394,413      28,243,731
                                                 ------------    ------------
      Total liabilities and shareholders'
        equity ...............................   $ 66,724,205    $ 67,231,004
                                                 ------------    ------------





         See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Operations (unaudited)
------------------------------------------------------------------------------

                                                 Three Months Ended
                                             --------------------------
                                              March 31,       March 31,
                                                2003            2002
                                             -----------    -----------

Revenues .................................   $ 2,766,654    $ 1,683,170

Cost of sales, including depreciation
 and amortization of $856,671 and
 $537,847 in 2003 and 2002 ...............     2,894,972      2,135,947
                                             -----------    -----------

Gross loss ...............................      (128,318)      (452,777)

General and administrative expenses ......       131,181         80,360
Management fee paid to the
 managing shareholders ...................       583,056        583,056
                                             -----------    -----------
  Total other operating expenses .........       714,237        663,416

Loss from operation ......................      (842,555)    (1,116,193)

Other income (expense):
   Interest income .......................        40,045         16,163
   Interest expense ......................      (466,556)      (412,324)
   Income from Synergic Projects .........       290,179           --
   (Loss) income from Maine Hydro Projects       (57,511)        18,243
   Loss from Maine Biomass Projects ......      (171,117)      (380,885)
   Loss from Egypt Projects ..............       (79,722)       (17,411)
   Other expense .........................        (9,330)       (50,521)
                                             -----------    -----------
           Other income (expense), net ...      (454,012)      (826,735)
                                             -----------    -----------

Loss before income taxes and
 minority interest .......................    (1,296,567)    (1,942,928)

Income taxes .............................          --           82,661
                                             -----------    -----------

Loss before minority interest in net
 loss of consolidated subsidiaries .......    (1,296,567)    (2,025,589)

Minority interest in net loss
 of consolidated subsidiaries ............       305,106        438,045
                                             -----------    -----------

           Net loss ......................   $  (991,461)   $(1,587,544)
                                             -----------    -----------



           See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
------------------------------------------------------------------------------


                                          Managing
                         Shareholders    Shareholder        Total
                         ------------    ------------    ------------

Shareholders' equity,
 December 31, 2002 ...   $ 28,753,490    $   (509,759)   $ 28,243,731

Net loss .............       (981,546)         (9,915)       (991,461)

Cumulative translation
 adjustment ..........       (849,278)         (8,579)       (857,857)
                         ------------    ------------    ------------

Shareholders' equity,
 March 31, 2003 ......   $ 26,922,666    $   (528,253)   $ 26,394,413
                         ------------    ------------    ------------





Ridgewood Electric Power Trust V
Consolidated Statement of Comprehensive Loss
-------------------------------------------------------------------------------

                                    Three Months Ended March 31,
                                    --------------------------
                                       2003           2002
                                    -----------    -----------
Net loss ........................   $  (991,461)   $(1,587,544)

Cumulative translation adjustment      (857,857)      (257,744)
                                    -----------    -----------

Comprehensive loss ..............   $(1,819,318)   $(1,845,288)
                                    -----------    -----------












         See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Cash Flows(unaudited)
------------------------------------------------------------------------------


                                                          Three Months Ended
                                                     --------------------------
                                                       March 31,      March 31,
                                                         2003           2002
                                                     -----------    -----------
Cash flows from operating activities:
     Net loss ....................................   $  (991,461)   $(1,587,544)
                                                     -----------    -----------
     Adjustments to reconcile net loss
      to net cash flows from operating
         activities:
           Depreciation and amortization .........       856,671        537,847
           Minority interest in loss of
            consolidated subsidiaries ............      (305,106)      (438,045)
           Loss (income) from Maine Hydro Projects        57,511        (18,243)
           Loss from Maine Biomass Projects ......       171,117        380,885
          Loss from CLP Spanish Landfill Projects           --            8,207
          Income from Synergics Projects .........      (290,179)          --
          Loss from Egypt Projects ...............        79,722         17,411
          (Decrease) increase in deferred
            income taxes .........................        (1,203)        82,661
          Changes in assets and liabilities:
             Decrease in accounts receivable .....       128,559        826,285
             Decrease in due from affiliates .....       516,012        211,245
             Decrease in other current assets ....        34,551         98,821
             Increase in accounts payable
              and accrued expenses ...............       324,324        455,974
             Increase in due to affiliates .......       198,275        437,357
                                                     -----------    -----------
             Total adjustments ...................     1,770,254      2,600,405
                                                     -----------    -----------
       Net cash provided by operating activities .       778,793      1,012,861
                                                     -----------    -----------

Cash flows from investing activities:
     Capital expenditures ........................    (1,940,693)    (2,102,180)
     Investment in Synergics Projects ............          --         (135,000)
     Investment in Maine Biomass Projects ........          --         (325,000)
                                                     -----------    -----------
       Net cash used in investing activities .....    (1,940,693)    (2,562,180)
                                                     -----------    -----------

Cash flows from financing activities:
     Construction advances .......................     4,031,139           --
     Borrowings under bank loan ..................          --        1,673,502
     Repayments under bank loan ..................      (553,303)          --
                                                     -----------    -----------
       Net cash provided by financing activities .     3,477,836      1,673,502
                                                     -----------    -----------

Effect of exchange rate on cash
 and cash equivalents ............................       (97,511)       (42,361)
Net increase in cash and cash equivalents ........     2,218,425         81,822

Cash and cash equivalents, beginning of year .....     2,930,224      2,519,330
                                                     -----------    -----------
Cash and cash equivalents, end of period .........   $ 5,148,649    $ 2,601,152
                                                     -----------    -----------

          See accompanying notes to consolidated financial statements.

Ridgewood Electric Power Trust V
Notes to Consolidated Financial Statements (unaudited)
-----------------------------------------------------------------------------
1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in Ridgewood Electric Power Trust V's (the "Trust") consolidated financial statements included in the 2002 Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

The consolidated financial statements include the accounts of the Trust and United Kingdom Landfill Projects ("UK Projects"). The Trust's investment in the Synergics Hydro projects was accounted for as a note receivable through November 22, 2002, at which time, the Trust and The Ridgewood Power Growth Fund completed its acquisition of the Synergics Hydro projects. Accordingly, the Trust now uses the equity method of accounting for its investment. The Trust also uses the equity method of accounting for its investments in the Maine Hydro Projects, Maine Biomass Projects, and the Egypt Projects.

2. Summary Results of Operations for Selected Investments

Summary results of operations for the Maine Hydro Projects, which are accounted for under the equity method, were as follows:

Balance Sheet
                              March 31,                  December 31,
                                 2003                        2002
                        --------------------       ----------------------

Total assets            $         9,193,582         $         9,475,640
                        ---------------------       ----------------------

Stockholders' equity    $         8,695,532         $         8,810,554
                        ---------------------       ----------------------


Statement of Operations
                                          Three Months Ended March 31,
                                     2003                      2002
                                     ----                      ----
Revenue                          $ 763,000                   $790,000
Operating expense                   877,000                   754,000
Net income (loss)                  (114,000)                   36,000

Summary results of operations for the Maine Biomass Projects, which are accounted for under the equity method, were as follows:

Balance Sheet
                             March 31,                  December 31,
                               2003                        2002
                         ---------------              -------------

Total assets             $  5,020,866                 $  4,815,288
                         ---------------              -------------

Members' deficit         $ (6,113,608)                $ (5,771,374)
                         ---------------              -------------

Statement of Operations
                                    Three Months Ended March 31,
                                  2003                         2002
                                  ----                         ----
Revenue                        $2,182,000                  $ 1,766,000
Cost of sales                   2,247,000                    2,289,000
Other expense                     277,000                      239,000
Net loss                         (342,000)                    (762,000)


Summary results of operations for the Egypt projects, which are accounted for under the equity method, were as follows:

Balance Sheet
                            March 31,                   December 31,
                              2003                         2002
                          --------------              --------------

Total assets              $ 27,041,336                 $ 33,532,553
                         --------------               -------------

Members' equit            $ 19,767,046                $ 24,857,806
                         --------------               -------------


Statement of Operations
                                    Three Months Ended March 31,
                                   2003                           2002
                                   ----                           ----
Net Sales                     $   899,000                     $ 896,000
Cost of sales                     895,000                       664,000
Other expense                     569,000                       356,000
Net income (loss)                (566,000)                     (124,000)




Summary results of operations for the Synergics Projects, which are accounted for under the equity method, were as follows:

Balance Sheet
                            March 31,                  December 31,
                              2003                        2002
                          ------------               ---------------

Total assets              $ 27,064,268                $ 28,733,768
                          ------------               ---------------

Members' equity           $ 21,173,848                $ 20,180,083
                          ------------               ---------------




                             Three Months Ended March 31,
                                      2003
                                      -----
Revenue                            $ 1,803,000
Operating expense                      809,000
Net income                             994,000



3.   New Accounting Standards and Disclosures

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

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Trust adopted SFAS 143 effective January 1, 2003, with no material impact on the consolidated financial statements.

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

SFAS 145
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Trust adopted SFAS 145 effective January 1, 2003, with no material impact on the consolidated financial statements.

SFAS 146
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. The Trust adopted SFAS 146 effective January 1, 2003, with no material impact on the consolidated financial statements.

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

FIN 46
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to February 1, 2003. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2002, with no material impact to the consolidated financial statements. The Trust will implement the full provisions of FIN 46 effective December 15, 2003.

SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Trust adopted SFAS 149 effective July 1, 2003, with no material impact on the consolidated financial statements.

SFAS 150
In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The Trust adopted SFAS 150 effective June 15, 2003, with no material impact on the consolidated financial statements.

4. Transfer of Assets

In March 2003 the Trusts subsidiary, Ridgewood UK, LLC ("Ridgewood UK"), entered into an agreement with one of its minority shareholders. Under the terms of the agreement, Ridgewood UK transferred its 50% interest in the CLP Spanish Landfill Projects in return for a portion of the minority shareholder's interest in Ridgewood UK. As a result of the transaction, Ridgewood UK increased its ownership in Ridgewood UK Ltd. from 76.3% to 88.3%.

The minority interest was created through the issuance of shares of Ridgewood UK in connection with the October 2001 acquisition of certain UK landfill projects, the equity interest in the Spanish landfill projects and related companies. The equity interest in the Spanish landfill projects had a carrying value of $1,345,363 as of March 2003, which management believes approximated fair value. The excess of the carrying value of the minority interest over the fair value of the Spanish landfill equity investment has been credited on a pro-rata basis against the value of other non-monetary assets acquired in the acquisition (reduction of $676,929 and $558,412 to property, plant and equipment and electric power sales contracts and other intangibles, respectively).

5. Long-term Debt

In the fourth quarter of 2002, the Trust's Managing Shareholder formed Ridgewood Renewable PowerBank LLC ("PowerBank") and began offering shares. PowerBank raised approximately $12 million and closed its offering in April 2003. During the second quarter of 2003, the Trust's Managing Shareholder formed Ridgewood Renewable PowerBank II LLC ("PowerBank II") and began offering shares. PowerBank II raised approximately $20.6 million and closed its offering in June 2003. The proceeds from these funds will finance the expansion of the United Kingdom Landfill Gas Projects. As stated in the agreed upon terms, the United Kingdom Landfill Gas Projects will borrow proceeds from the various PowerBank funds to develop and construct expansion of certain existing facilities. During the construction phase the United Kingdom Landfill Gas Projects will pay interest at a rate of 10%. Upon completion of construction, and commencement of operation, interest charges will cease and the outstanding borrowings will convert to capital leases. The term of the leases will run for 15 years. As of March 31, 2003, the United Kingdom Landfill Gas Projects has borrowed $4,031,139 from PowerBank.

6. Foreign Currency

On January 30, 2003, the Egyptian government discontinued the regulation of its monetary currency rate and decided to allow the currency rate to float. As a result of this change in policy, the Egyptian pound decreased 15% against the US dollar on January 30, 2003. At March 31, 2003, the Trust's investment in the Egyptian projects decreased by approximately $638,000, or 18%, as a result of the decrease in exchange rate.

7. Related Party Transactions

At March 31, 2003 and December 31, 2002, the Trust had outstanding payables and receivables, with the following affiliates:


                                     Due To                 Due From
                            ------------------------  ------------------------
                             March 31,   December 31,  March 31,   December 31,
                               2003         2002          2003        2002
                            ----------  -----------   ----------   ----------
Ridgewood Management ....   $     --     $     --     $   44,960   $   80,973
Ridgewood Renewable Power    1,658,918    1,265,862         --           --
Growth Fund .............      387,421      387,100         --           --
Synergics ...............    1,320,000    1,510,000         --           --
Maine Hydro .............         --           --        180,878      610,878
Maine Biomass ...........         --           --        900,244      950,244
Other affiliates ........       19,095       19,094      154,436      154,435

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are generally rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Trust and United Kingdom Landfill Projects ("UK Projects"). The Trust's investment in the Synergics Hydro projects was accounted for as a note receivable through November 22, 2002, at which time, the Trust and The Ridgewood Power Growth Fund completed its acquisition of the Synergics Hydro projects. Accordingly, the Trust now uses the equity method of accounting for its investment. The Trust also uses the equity method of accounting for its investments in the Maine Hydro Projects, Maine Biomass Projects, and the Egypt Projects.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Significant Accounting Policies" in Item 7 of the Trust's 2002 Form 10-K. There have been no substantive changes to those policies and estimates.

Results of Operations

Revenues increased by $1,084,000, from $1,683,000 in the first quarter of 2002 to $2,767,000 in the first quarter of 2003. The increase is due to the UK Projects increase in production of $608,000, resulting from the expansion in operating capacity in 2003 in addition to the system problems experienced in 2002,the sale of renewable energy credits of $194,000 and the increase in currency translation of $282,000.

Gross loss decreased $325,000 to $128,000 in the first quarter of 2003. The decrease is a result of the increase in revenues partially offset by the increase in royalty expense related to the increase in production.

Equity income from the Maine Hydro Projects decreased $76,000 to a loss of $58,000 for the first three months of 2003. The decrease is due to the higher insurance premiums and maintenance costs incurred in the first quarter of 2003.

The equity loss from the Maine Biomass Projects decreased from $381,000 in the first quarter of 2002 to $171,000 in the same period in 2003. The decrease in the equity loss in the Maine Biomass Projects is primarily attributable to the increase in revenue derived from the transfer of renewable energy credits produced in the fourth quarter of 2002.

The Trust recorded equity income from the Synergics Projects of $290,000 in the first quarter of 2003. Prior to November 2002, the Trust accounted for its investment in the Synergics Projects as a note receivable.

The equity loss from the Egypt projects increased $63,000 from $17,000 in the first quarter of 2002 to $80,000 in 2003. The increase in loss is attributed to the increase in interest expense as a result of the higher outstanding debt balances under the credit line executed by the Egypt projects in the third quarter of 2002 and the debt assumed in the acquisition of Sinai in February 2002.

Interest income increased by $24,000 from $16,000 in the first quarter of 2002 to $40,000 in the first quarter of 2003 due to the higher average cash balances. Interest expense increased by $55,000 from $412,000 in the first quarter of 2002 to $467,000 in the first quarter of 2003 due to the higher outstanding borrowings under the UK Projects construction advances.


Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2003 was $779,000 as compared to $1,013,000 for the three months ended March 31, 2002.

Cash used in investing activities decreased to $1,941,000 during the first quarter of 2003 as compared to $2,562,000 for the first quarter of 2002. The decrease is primarily due to the Trust's investments in the Maine Biomass Projects and the Synergics Projects in 2002, $460,000, compared to $0 in 2003.

Cash provided by financing activities for the three months ended March 31, 2003 was $3,478,000 as compared to $1,674,000 for the three months ended March 31, 2002. The increase in cash flow from financing activities is due to the increase in borrowings of the UK Projects to finance expansion of certain projects.

On June 26, 2003, Ridgewood Renewable Power LLC, the Managing Shareholder of the Trust, entered into a $5,000,0000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. The agreement expires on June 30, 2004. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness and liens and make guarantees.

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder and payment of certain accounting and legal services to third parties. The Trust ceased making distributions to shareholders in the first quarter of 2001.

The Trust expects that its cash flows from operations will be sufficient to fund its obligations for the next twelve months, and the UK Projects access to funds from PowerBank and PowerBank II will be sufficient to continue expansion in the United Kingdom.

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

Management has identified deficiencies in the Trust's ability to process and summarize financial information of certain individual projects and equity investees on a timely basis. Management is establishing a project plan to address this deficiency.

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

PART II - OTHER INFORMATION
         None.

                                   SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant as duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RIDGEWOOD ELECTRIC POWER TRUST V
                                     Registrant


January 16, 2004                    By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

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

Date: January 16, 2004

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

Date: January 16, 2004

/s/   Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer