Form 10-Q
period 2003-06-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2004-01-16
CIK 1060755

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                      For the quarterly period ended June 30, 2003

                         Commission file Number 0-24143

                        RIDGEWOOD ELECTRIC POWER TRUST V
            (Exact name of registrant as specified in its charter.)

                   Delaware                         22-3437351
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)

   1314 King Street, Wilmington, Delaware                19801
   ------------------------------------------------------------------------
   (Address of principal executive offices)           (Zip Code)

   (302)888-7444
Registrant's telephone number, including area code:

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

Item 1. Financial Statements















                        Ridgewood Electric Power Trust V

                        Consolidated Financial Statements

                                  June 30, 2003

Ridgewood Electric Power Trust V
Consolidated Balance Sheets(unaudited)
------------------------------------------------------------------------------

Assets:                                    June 30,      December 31,
                                             2003            2002
                                         ------------    ------------
Cash and cash equivalents ............   $ 22,973,725    $  2,930,224
Accounts receivable, trade ...........      3,918,131       3,615,902
Due from affiliates ..................      1,008,198       1,796,530
Other current assets .................        436,385         461,019
                                         ------------    ------------
         Total current assets ........     28,336,439       8,803,675
                                         ------------    ------------

Plant and equipment ..................     25,492,242      25,420,611
Construction in progress .............      3,945,017            --
                                         ------------    ------------
Total plant and equipment ............     29,437,259      25,420,611
Less - Accumulated depreciation ......     (5,213,169)     (4,204,739)
                                         ------------    ------------
      Plant and equipment, net .......     24,224,090      21,215,872
                                         ------------    ------------

Electric power sales contracts
 and other intangibles ...............     21,921,304      21,865,668
Less - Accumulated amortization ......     (4,627,575)     (3,716,837)
                                         ------------    ------------
       Electric power sales contracts
        and other intangibles, net ...     17,293,729      18,148,831
                                         ------------    ------------

Investments:
    Maine Hydro Projects .............      4,615,653       4,405,278
    Maine Biomass Projects ...........      4,143,737       3,896,576
    Egypt Projects ...................      2,517,767       3,502,819
    Synergics Projects ...............      6,531,832       5,887,389
    CLP Spanish Landfill Projects ....           --         1,370,564
                                         ------------    ------------
         Total assets ................   $ 87,663,247    $ 67,231,004
                                         ------------    ------------

Liabilities and shareholders' equity:
Liabilities:
Current portion of long-term debt ....   $  1,150,497    $  1,118,497
Accounts payable and accrued expenses       4,245,434       3,263,091
Due to affiliates ....................      3,775,537       3,182,056
                                         ------------    ------------
         Total current liabilities ...      9,171,468       7,563,644
                                         ------------    ------------

Long-term debt, less current portion .     19,875,299      19,842,782
Construction advances ................     23,440,049            --
Deferred income taxes ................        776,270         918,249
Other non-current liabilities ........         79,922          77,699
Minority interest ....................      7,602,774      10,584,899

Commitments and contingencies

Shareholders' equity:
    Shareholders' equity (932.8875
     investor shares issued and
       outstanding) ..................     27,242,486      28,753,490
    Managing shareholder's accumulated
     deficit (1 management share
       issued and outstanding) .......       (525,021)       (509,759)
                                         ------------    ------------
         Total shareholders' equity ..     26,717,465      28,243,731
                                         ------------    ------------
         Total liabilities and
          shareholders' equity .......   $ 87,663,247    $ 67,231,004
                                         ------------    ------------





  See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Operations (unaudited)
------------------------------------------------------------------------------

                              Six Months Ended             Three Months Ended
                        ---------------------------   --------------------------
                          June 30,       June 30,       June 30,       June 30,
                            2003          2002           2003           2002
                        -----------    -----------    -----------    -----------
Revenues ............  $ 6,015,554    $ 3,763,919    $ 3,248,900    $ 2,080,749

Cost of sales .......    6,139,475      4,329,414      3,244,503      2,193,467
                        -----------    -----------    -----------    -----------

Gross profit(loss) ..     (123,921)      (565,495)         4,397       (112,718)

General and
 administrative
 expenses ...........      264,353        257,011        133,172        176,651
Management fee
 paid to
 managing
 shareholder ........    1,166,112      1,166,112        583,056        583,056
                        -----------    -----------    -----------    -----------
  Total other
   operating
   expenses .........    1,430,465      1,423,123        716,228        759,707

Loss from
 operations .........   (1,554,386)    (1,988,618)      (711,831)      (872,425)

Other income
(expense):
  Interest income ...       99,530         34,444         59,485         18,281
  Interest expense ..   (1,177,288)      (785,096)      (710,732)      (372,772)
  Equity interest
   in:
  Income from
   Synergics
   Projects .........      639,340           --          349,161           --
  Income from
   Maine Hydro
   Projects .........      210,376        398,329        267,887        380,086
  Income (loss)
   from Maine
   Biomass
   Projects .........      247,162       (911,811)       418,279       (530,926)
  Loss from
   Egypt Projects ...     (222,165)       (30,182)      (142,443)       (12,771)
  Other income
  (expense) .........      (34,109)       145,581        (24,779)       196,102
                        -----------    -----------    -----------    -----------

    Other income
    (expense) net ...     (237,154)    (1,148,735)       216,858       (322,000)
                       -----------    -----------    -----------    -----------


Loss before
 income taxes
 and minority
 interest ...........   (1,791,540)    (3,137,353)      (494,973)    (1,194,425)

Income tax
(benefit)
 expense ............     (164,265)       167,345       (164,265)        84,684
                       -----------    -----------    -----------    -----------


Loss before
 minority
 interest in
 net loss of
 consolidated
 subsidiaries .......   (1,627,275)    (3,304,698)      (330,708)    (1,279,109)

Minority interest
 in loss of
 consolidated
 subsidiaries .......      533,945        739,347        228,839        301,302
                       -----------    -----------    -----------    -----------

Net loss ............  $(1,093,330)   $(2,565,351)   $  (101,869)   $  (977,807)
                       ===========    ===========    ===========    ===========








       See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
-----------------------------------------------------------------------------


                                           Managing
                         Shareholders     Shareholder        Total
                         ------------    -------------   ------------
Shareholders' equity,
 December 31, 2002 ...   $ 28,753,490    $   (509,759)   $ 28,243,731

Cumulative translation
 adjustment ..........       (428,607)         (4,329)       (432,936)

Net loss .............     (1,082,397)        (10,933)     (1,093,330)
                         ------------    ------------    ------------

Shareholders' equity,
 June 30, 2003 .......   $ 27,242,486    $   (525,021)   $ 26,717,465
                         ------------    ------------    ------------






Ridgewood Electric Power Trust V
Consolidated Statements of Comprehensive Loss  (unaudited)
------------------------------------------------------------------------------

                      Six Months Ended              Three Months Ended
                 ---------------------------   ----------------------------
                   June 30,       June 30,       June 30,        June 30,
                     2003           2002           2003            2002
                 -----------    ------------   ------------   ------------

Net loss .....   $(1,093,330)   $(2,565,351)   $  (101,869)   $  (977,807)

Cumulative
 translation
 adjustment ..      (432,936)       628,568        424,921        886,312
                 -----------    -----------    -----------    -----------

Comprehensive
 income (loss)   $(1,526,266)   $(1,936,783)   $   323,052    $   (91,495)
                 -----------    -----------    -----------    -----------
















       See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Cash Flows(unaudited)
-----------------------------------------------------------------------------
                                                          Six Months Ended
                                                   ----------------------------
                                                     June 30,          June 30,
                                                       2003              2002
                                                   ------------    ------------
Cash flows from operating activities:
     Net loss ..................................   $ (1,093,330)   $ (2,565,351)
                                                   ------------    ------------
     Adjustments to reconcile net loss
      to net cash flows from operating
         activities:
       Depreciation and amortization ...........      1,677,756       1,384,859
       Minority interest in loss of
        consolidated subsidiaries ..............       (533,945)       (739,347)
       Income from Maine Hydro Projects ........       (210,375)       (398,329)
       (Income) loss from Maine
         Biomass Projects ......................       (247,161)        911,811
       Loss from CLP Spanish Landfill
        Projects ...............................           --             8,311
       Loss from Egypt Projects ................        222,165          30,182
       Income from Synergics Projects ..........       (639,340)           --
       (Decrease) increase in
        deferred income taxes ..................       (164,265)        167,345
       Changes in assets and liabilities:
         (Increase) decrease in
          accounts receivable ..................       (194,075)        355,272
         Decrease in due from
          affiliates ...........................        788,332         134,788
         Decrease (increase) in other
          current assets .......................         24,634         (16,096)
         Increase in accounts payable
          and accrued expenses .................        873,535         881,902
         Increase in due to affiliates .........        593,481         916,777
                                                   ------------    ------------
         Total adjustments .....................      2,190,742       3,637,475
                                                   ------------    ------------
       Net cash provided by operating activities      1,097,412       1,072,124
                                                   ------------    ------------

Cash flows from investing activities:
     Capital expenditures ......................     (3,965,321)     (3,125,014)
     Investment in Synergics Projects ..........         (5,103)       (135,000)
     Loans to Maine Biomass Projects ...........           --          (325,000)
                                                   ------------    ------------
       Net cash used in investing activities ...     (3,970,424)     (3,585,014)
                                                   ------------    ------------

Cash flows from financing activities:
     Construction advances .....................     22,884,976            --
     Contributions to United Kingdom
      Landfill Projects by
      minority interest ........................           --             4,491
     Repayments under bank loan ................       (522,488)           --
     Borrowings under bank loan ................           --         2,321,703
                                                   ------------    ------------
       Net cash provided by financing activities     22,362,488       2,326,194
                                                   ------------    ------------

Effect of exchange rate on cash
 and cash equivalents ..........................        554,025         130,230
Net increase (decrease) in cash
 and cash equivalents ..........................     20,043,501         (56,466)

Cash and cash equivalents, beginning of year ...      2,930,224       2,519,330
                                                   ------------    ------------

Cash and cash equivalents, end of period .......   $ 22,973,725    $  2,462,864
                                                   ------------    ------------


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

2. Summary Results of Operations for Selected Investments

Summarized financial information for the Maine Hydro Projects, which are accounted for under the equity method, are as follows:

Balance Sheet
                                       June 30,               December 31,
                                         2003                     2002
                                ------------------       ---------------------

Total assets                    $         9,929,790       $         9,475,640
                                 ------------------         ------------------

Stockholders' equity            $         9,231,205       $         8,810,554
                                 ------------------         ------------------


Statement of Operations

                         Six    Months    Ended       Three    Months    Ended
                                June 30,                       June 30,
                           2003          2002             2003          2002
                       -----------   -----------     -----------    -----------
Revenue                $ 2,134,000   $ 2,384,000     $ 1,371,000    $ 1,594,000
Operating expense        1,713,000     1,587,000         836,000        833,000
Net income                 421,000       797,000         535,000        761,000



Summarized financial information for the Maine Biomass Projects, which are accounted for under the equity method, are as follows:

Balance Sheet
                                        June 30,                  December 31,
                                          2003                        2002
                                 ---------------------       ------------------

Total assets                      $    5,502,181                 $  4,815,288
                                 ---------------------       ------------------

Members' deficit                  $   (5,277,541)                $ (5,771,374)
                                 ---------------------       ------------------


Statement of Operations

                           Six    Months    Ended     Three    Months    Ended
                                   June 30,                     June 30,
                            2003           2002           2003           2002
                        -----------    -----------    -----------    ----------
Revenue                 $ 5,778,000    $ 2,533,000    $ 3,596,000    $  767,000
Cost of sales             4,704,000      3,834,000      2,457,000     1,545,000
Other expense               580,000        523,000        303,000       284,000
Net income (loss)           494,000     (1,824,000)       836,000    (1,062,000)


Summarized financial information for the Egypt Projects, which are accounted for under the equity method, are as follows:

Balance Sheet
                                        June 30,                 December 31,
                                          2003                       2002
                                 ---------------------       ------------------

Total assets                   $       25,046,317          $         33,532,553
                                 ---------------------       ------------------

Members' equity                $       17,867,371          $        24,857,806
                                 ---------------------       ------------------


Statement of Operations

                           Six    Months    Ended       T hree  Months Ended
                                   June 30,                      June 30,
                            2003          2002          2003              2002
                         ----------    -----------    ---------     ------------
Revenue                 $ 1,792,000    $ 2,294,000    $ 893,000     $  1,398,000
Cost of sales             1,853,000      1,774,000      957,000        1,110,000
Other expense             1,516,000        736,000      947,000          380,000
Net loss                 (1,577,000)      (216,000)  (1,011,000)        (92,000)




Summarized financial information for the Synergics Projects, which are accounted for under the equity method, are as follows:

Balance Sheet
                                    June 30,                December 31,
                                      2003                      2002
                               ------------------         --------------------

Total assets                   $    29,999,580            $     28,733,768
                               ------------------         --------------------

Members' equity                $    22,369,604            $     20,180,083
                               -------------------        --------------------


Statement of Operations

                        Six Months Ended    Three Months Ended
                            June 30,           June 30,
                              2003              2003
                           ----------        ----------
Revenue                   $ 3,897,000       $ 2,094,000
Operating expense           1,707,000           898,000
Net income                  2,190,000         1,196,000


3.  Summary of Significant Accounting Policies

New Accounting Standards and Disclosures

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

SFAS 150
In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The Trust adopted SFAS 150 effective July 1, 2003, with no material impact on the consolidated financial statements.

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

5. Cost of Sales

Included in cost of sales is depreciation and amortization expense of $1,677,756 and $1,384,859 for the six months ended June 30, 2003 and 2002, respectively. The Trust recorded depreciation and amortization expense of $821,085 and $847,012 for the three months ended June 30, 2003 and 2002, respectively, and has included these expenses in cost of sales on the consolidated statement of operations.

6. Long-term Debt

In the fourth quarter of 2002, the Trust's Managing Shareholder formed Ridgewood Renewable PowerBank LLC ("PowerBank") and began offering shares. PowerBank raised approximately $12 million and closed its offering in April 2003. During the second quarter of 2003, the Trust's Managing Shareholder formed Ridgewood Renewable PowerBank II LLC ("PowerBank II") and began offering shares. PowerBank II raised approximately $20.6 million and closed its offering in June 2003. The proceeds from these funds will finance the expansion of the United Kingdom Landfill Gas Projects. As stated in the agreed upon terms, the United Kingdom Landfill Gas Projects will borrow proceeds from the various PowerBank funds to develop and construct expansion of certain existing facilities. During the construction phase the United Kingdom Landfill Gas Projects will pay interest at a rate of 10%. Upon completion of construction, and commencement of operation, interest charges will cease and the outstanding borrowings will convert to capital leases. The term of the leases will run for 15 years. As of June 30, 2003, the United Kingdom Landfill Gas Projects has borrowed $23,440,049 from PowerBank and PowerBank II.

7. Foreign Currency

On January 30, 2003, the Egyptian government discontinued the regulation of its monetary currency rate and decided to allow the currency rate to float. As a result of this change in policy, the Egyptian pound decreased 15% against the US dollar on January 30, 2003. At June 30, 2003, the Trust's investment in the Egyptian projects decreased by approximately $763,000, or 22%, as a result of the decrease in exchange rate.

8. Related Party Transactions

At June 30, 2003 and December 31, 2002, the Trust had outstanding payables and receivables, with the following affiliates:


                                   Due To                       Due From
                           -----------------------------------------------------
                              June 30,   December 31,    June 30,   December 31,
                                2003        2002           2003       2002
                           -------------------------    ------------------------
Ridgewood Management ....   $     --     $     --      $ 108,590     $ 80,973
Ridgewood Renewable Power    1,710,974    1,265,862           --           --
Growth Fund .............      394,418      387,100           --           --
Synergics ...............    1,651,050    1,510,000           --           --
Maine Hydro .............         --           --         74,928      610,878
Maine Biomass ...........         --           --        670,244      950,244
Other affiliates ........       19,095       19,094      154,436      154,435

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

Results of Operations
Three Months Ended June 30,2003, Compared to the Three Months Ended June 30,2002

Revenues increased by $1,168,000, to $3,249,000 in the second quarter of 2003, as compared to the second quarter of 2002. The increase is due to the UK Projects increased capacity of $446,000, the transfer of renewable energy credits of $451,000 and the increase in currency translation of $271,000.

Gross loss decreased $117,000 to a profit of $4,000 in the second quarter of 2003. The decrease is a result of the increase in revenues partially offset by the increase in royalty expense related to the increased capacity.

The Trust recorded equity income from the Synergics Projects of $349,000 in the second quarter of 2003. Prior to November 2002, the Trust accounted for its investment in the Synergics Projects as a note receivable.

The equity loss from the Egypt projects increased $129,000 from $13,000 in the second quarter of 2002 to $142,000 in 2003. The increase in loss is attributed to the increase in interest expense as a result of the higher outstanding debt balances under the credit line executed by the Egypt projects in the third quarter of 2002, as well as the loss recorded on the sale of one of the Egyptian facilities.

Equity income from the Maine Hydro Projects decreased by $112,000, to $268,000 in the second quarter of 2003. The decrease is due to the heavier rainfall experienced in the second quarter of 2002.

The equity income from the Maine Biomass Projects increased $949,000, from a loss of $531,000 in the second quarter of 2002 to income of $418,000 in the same period in 2003. The increase in equity income from the Maine Biomass Projects is primarily attributable to the $1,749,000 in revenues received from the transfer of renewable energy credits.

Interest income increased by $41,000 from $18,000 in the second quarter of 2002 to $59,000 in the second quarter of 2003 due to the higher average cash balances. Interest expense increased by $338,000 from $373,000 in the second quarter of 2002 to $711,000 in the second quarter of 2003 due to the funds received under the UK Projects construction advances.

Other income decreased by $221,000 in the second quarter of 2003 primarily due to the proceeds received in the second quarter of 2002 from the liquidation of the Santee River Rubber Company, which filed for bankruptcy in 2000.

  Six Months Ended June 30, 2003, Compared to the Six Months Ended June 30, 2002

Revenues increased by $2,252,000 to $6,016,000 for the first six months of 2003, as compared to the same period of 2002. The increase is due to the UK Projects increased capacity of $1,054,000, the transfer of renewable energy credits of $645,000 and the increase in currency translation of $553,000 during the first half of 2003.

Gross loss decreased $442,000 to $124,000 in the first six months of 2003. The decrease is a result of the increase in revenues partially offset by the increase in royalty expense related to the increased capacity.

The Trust recorded equity income from the Synergics Projects of $639,000 in the first half of 2003. Prior to November 2002, the Trust accounted for its investment in the Synergics Projects as a note receivable.

The equity loss from the Egypt projects increased $192,000 from $30,000 in the first six months of 2002 to $222,000 in 2003. The increase in loss is attributed to the increase in interest expense as a result of the higher outstanding debt balances under the credit line executed by the Egypt projects in the third quarter of 2002 and the debt assumed in the acquisition of Sinai in February 2002, as well as the loss recorded on the sale of one of the Egyptian facilities.

Equity income from the Maine Hydro Projects decreased by $188,000, to $210,000 in the first half of 2003. The decrease is due to the heavier rainfall experienced in 2002.

The equity income from the Maine Biomass Projects increased $1,159,000, from a loss of $912,000 in the first half of 2002 to income of $247,000 in the same period in 2003. The increase in equity income from the Maine Biomass Projects is primarily attributable to the $2,985,000 in revenues received from the transfer of renewable energy credits.

Interest income increased by $65,000 from $33,000 in the first six months of 2002 to $99,000 in the first six months of 2003 due to the higher average cash balances. Interest expense increased by $392,000 from $785,000 in the first half of 2002 to $1,177,000 in the first half of 2003 due to the funds received under the UK Projects construction advances.

Other income decreased by $180,000 in the first six months of 2003 primarily due to the proceeds received in 2002 from the liquidation of the Santee River Rubber Company, which filed for bankruptcy in 2000.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2003 was $1,097,000 as compared to $1,072,000 for the six months ended June 30, 2002.

Cash used in investing activities increased to $3,970,000 during the first six months of 2003 as compared to $3,585,000 for the first six months of 2002. The increase in 2003 investing activities is primarily due to the $3,965,000 UK Projects expansion, offset by the Trust's investments in the Maine Biomass Projects and the Synergics Projects of $460,000 in 2002.

Cash provided by financing activities for the six months ended June 30, 2003 was $22,362,000 as compared to $2,326,000 for the six months ended June 30, 2002. The increase in cash flow from financing activities is due to the increase in borrowings of the UK Projects to finance expansion of certain projects.

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    a) designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the period covered by the report that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:

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

Date: January 16, 2004

/s/   Robert E. Swanson
----------------------------------------
Robert E. Swanson
Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    a) designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the period covered by the report that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:

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

Date: January 16, 2004

/s/   Christopher I. Naunton
------------------------------------
Christopher I. Naunton
Chief Financial Officer