Form 10-Q
period 2003-09-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2004-01-20
CIK 1060755

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2003

                         Commission file Number 0-24143

                        RIDGEWOOD ELECTRIC POWER TRUST V
             (Exact name of registrant as specified in its charter.)

                  Delaware                      22-3437351
            (State or other jurisdiction of    (I.R.S. Employer
             incorporation or organization)     Identification No.)

   1314 King Street, Wilmington, Delaware                19801
   ----------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)

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

Item 1. Financial Statements















                        Ridgewood Electric Power Trust V

                        Consolidated Financial Statements

                               September 30, 2003

Ridgewood Electric Power Trust V
Consolidated Balance Sheets  (unaudited)
-----------------------------------------------------------------------------

Assets:                                            September 30,    December 31,
                                                       2003            2002
                                                   ------------    ------------
Cash and cash equivalents ......................   $ 20,265,445    $  2,930,224
Accounts receivable, trade .....................      4,734,217       3,615,902
Due from affiliates ............................        639,196       1,796,530
Other current assets ...........................        500,798         461,019
                                                   ------------    ------------
         Total current assets ..................     26,139,656       8,803,675
                                                   ------------    ------------

Plant and equipment ............................     26,371,077      25,420,611
Construction in progress .......................      5,750,296            --
                                                   ------------    ------------
Total plant and equipment ......................     32,121,373      25,420,611
Less - Accumulated depreciation ................     (5,713,844)     (4,204,739)
                                                   ------------    ------------
      Plant and equipment, net .................     26,407,529      21,215,872
                                                   ------------    ------------

Electric power sales contracts and
 other intangibles .............................     22,173,464      21,865,668
Less - Accumulated amortization ................     (5,081,190)     (3,716,837)
                                                   ------------    ------------
       Electric power sales contracts
         and other intangibles, net ............     17,092,274      18,148,831
                                                   ------------    ------------

Investments:
    Maine Hydro Projects .......................      4,296,139       4,405,278
    Maine Biomass Projects .....................      4,100,701       3,896,576
    Egypt Projects .............................      2,474,453       3,502,819
    Synergics Projects .........................      6,511,352       5,887,389
    CLP Spanish Landfill Projects ..............           --         1,370,564
                                                   ------------    ------------
     Total assets ..............................   $ 87,022,104    $ 67,231,004
                                                   ------------    ------------

Liabilities and shareholders' equity:
Liabilities:
Current portion of long-term debt ..............   $    803,566    $  1,118,497
Accounts payable and accrued expenses ..........      4,614,968       3,263,091
Due to affiliates ..............................      3,341,418       3,182,056
                                                   ------------    ------------
      Total current liabilities ................      8,759,852       7,563,644
                                                   ------------    ------------

Long-term debt, less current portion ...........     19,780,148      19,842,782
Construction advances ..........................     26,356,869            --
Deferred income taxes ..........................        647,062         918,249
Other non-current liabilities ..................        570,242          77,699
Minority interest ..............................      6,609,691      10,584,899

Commitments and contingencies

Shareholders' equity:
    Shareholders' equity (932.8875 investor
     shares issued and outstanding) ............     24,847,354      28,753,490
    Managing shareholder's accumulated deficit
     (1 management share issued and outstanding)       (549,214)       (509,759)
                                                   ------------    ------------
      Total shareholders' equity ...............     24,298,140      28,243,731
                                                   ------------    ------------
      Total liabilities and shareholders' equity   $ 87,022,104    $ 67,231,004
                                                   ------------    ------------





          See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Operations (unaudited)
------------------------------------------------------------------------------

                          Nine Months Ended              Three Months Ended
                    ---------------------------   ----------------------------
                    September 30,  September 30,  September 30,   September 30,
                         2003           2002           2003           2002
                     -----------    -----------    -----------    ------------
Revenues .........   $ 9,394,723    $ 5,809,962    $ 3,379,169    $ 2,046,043

Cost of sales ....     9,718,934      6,853,145      3,538,280      2,523,731
                     -----------    -----------    -----------    -----------

Gross profit(loss)      (324,211)    (1,043,183)      (159,111)      (477,688)

General and
 administrative
 expenses ........       450,893        496,560        186,540        239,549
Management fee
 paid to managing
 shareholder .....     1,166,112      1,166,112           --             --
                     -----------    -----------    -----------    -----------
  Total other
   operating
   expenses ......     1,617,005      1,662,672        186,540        239,549

Loss from
 operations ......    (1,941,216)    (2,705,855)      (345,651)      (717,237)

Other income
  (expense):
   Interest income       260,779         57,194        161,249         22,750
   Interest
    expense ......    (2,014,574)    (1,162,922)      (837,286)      (377,826)
   Equity interest
    in:
   Income(loss)
    from
    Synergics
    Projects .....       618,860           --          (20,480)          --
   (Loss)income
    from Maine
    Hydro
    Projects .....      (109,139)        43,723       (319,515)      (354,607)
   (Loss)income
    from Maine
    Biomass
    Projects .....       (95,875)      (324,274)      (343,037)       587,538
   (Loss)income
    from Egypt
    Projects .....      (215,513)      (104,756)         6,652        (74,574)
   Loss from CLP
    Spanish
    Landfill
    Projects .....          --          (32,309)          --          (23,998)
   Other income
   (expense) .....       (59,184)       147,158        (25,075)        (6,733)
                     -----------    -----------    -----------    -----------
     Other income
     (expense) net    (1,614,646)    (1,376,186)    (1,377,492)      (227,450)
                     -----------    -----------    -----------    -----------

Loss before
 income
 taxes and
 minority
 interest ........    (3,555,862)    (4,082,041)    (1,723,143)      (944,687)

Income tax benefit      (296,823)      (331,414)      (132,558)      (498,759)
                     -----------    -----------    -----------    -----------
Loss before
 minority
 interest
 in net loss
 of consolidated
 subsidiaries ....    (3,259,039)    (3,750,627)    (1,590,585)      (445,928)

Minority interest
 in loss(earnings)
 of consolidated
 subsidiaries ....       868,716        916,105        293,970        176,758
                     -----------    -----------    -----------    -----------
Net loss .........   $(2,390,323)   $(2,834,522)   $(1,296,615)   $  (269,170)
                     ===========    ===========    ===========    ===========








        See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
------------------------------------------------------------------------------

                                           Managing
                         Shareholders     Shareholder        Total
                         ------------    ------------    ------------

Shareholders' equity,
 December 31, 2002 ...   $ 28,753,490    $   (509,759)   $ 28,243,731

Cash distributions ...       (934,789)         (9,442)       (944,231)

Cumulative translation
 adjustment ..........       (604,927)         (6,110)       (611,037)

Net loss for the year      (2,366,420)        (23,903)     (2,390,323)
                         ------------    ------------    ------------

Shareholders' equity,
 September 30, 2003 ..   $ 24,847,354    $   (549,214)   $ 24,298,140
                         ------------    ------------    ------------






Ridgewood Electric Power Trust V
Consolidated Statements of Comprehensive Loss  (unaudited)
-------------------------------------------------------------------------------


                           Nine Months Ended           Three Months Ended
                     ---------------------------  ---------------------------
                     September 30,  September 30, September 30,  September 30,
                         2003          2002           2003            2002
                     -----------    -----------    -----------    ------------
Net loss .........   $(2,390,323)   $(2,834,522)   $(1,296,615)   $  (269,170)

Cumulative
 translation
 adjustment ......      (611,037)       816,646       (178,101)       188,078
                     -----------    -----------    -----------    -----------

Comprehensive loss   $(3,001,360)   $(2,017,876)   $(1,474,716)   $   (81,092)
                     -----------    -----------    -----------    -----------













       See accompanying notes to the consolidated financial statements.

Ridgewood Electric Power Trust V
Consolidated Statement of Cash Flows (unaudited)
----------------------------------------------------------------------------
                                                        Nine Months Ended
                                                 ------------------------------
                                                 September 30,    September 30,
                                                     2003             2002
                                                 ------------    --------------
Cash flows from operating activities:
     Net loss ................................   $ (2,390,323)   $ (2,834,522)
                                                 ------------    ------------
     Adjustments to reconcile net loss to
       net cash flows from operating
         activities:
       Depreciation and amortization .........      2,515,707       2,189,639
       Minority interest in loss of
        consolidated subsidiaries ............       (868,716)       (916,105)
       Loss (income) from Maine Hydro
        Projects .............................        109,139         (43,723)
       Loss from Maine Biomass Projects ......         95,875         324,274
       Loss from CLP Spanish Landfill
        Projects .............................           --            32,309
       Loss from Egypt Projects ..............        215,513         104,756
       Income from Synergics Projects ........       (618,860)           --
       Decrease in deferred income
        taxes ................................       (296,823)       (331,414)
       Changes in assets and liabilities:
         (Increase) decrease in accounts
           receivable ........................       (944,392)        672,579
         Decrease in due from affiliates .....      1,157,334         182,674
         Increase in other current assets ....        (39,779)       (125,484)
         Increase (decrease) in accounts
          payable and accrued
          expenses ...........................      1,511,144        (211,164)
         Increase in due to affiliates .......        159,362       1,106,301
                                                 ------------    ------------
         Total adjustments ...................      2,995,504       2,984,642
                                                 ------------    ------------
            Net cash (used in) provided
             by operating activities .........        605,181         150,120
                                                 ------------    ------------

Cash flows from investing activities:
     Capital expenditures ....................     (6,307,660)     (3,619,870)
      Investment in Synergic Projects ........         (5,103)           --
      Investment in CLP Spanish Landfill
       Projects ..............................           --          (255,608)
     Loans to Maine Biomass Projects .........       (300,000)       (325,000)
                                                 ------------    ------------
      Net cash used in investing activities ..     (6,612,763)     (4,200,478)
                                                 ------------    ------------

Cash flows from financing activities:
     Construction advances ...................     25,477,042            --
     Cash distributions to shareholders ......       (944,231)           --
       Distribution to minority interest .....       (620,643)           --
     Contributions to United Kingdom
      Landfill Projects by
      minority interest ......................           --             4,491
     Repayments under bank loan ..............     (1,256,902)           --
     Borrowings under bank loan ..............           --         4,022,063
                                                 ------------    ------------
     Net cash provided by financing activities     22,655,266       4,026,554
                                                 ------------    ------------

Effect of exchange rate on cash
 and cash equivalents ........................        687,537         186,846
Net increase in cash and cash equivalents ....     17,335,221         163,042

Cash and cash equivalents, beginning of year .      2,930,224       2,519,330
                                                 ------------    ------------

Cash and cash equivalents, end of period .....   $ 20,265,445    $  2,682,372
                                                 ------------    ------------


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

2. Summary Results of Operations for Selected Investments

Summarized financial information for the Maine Hydro Projects, which are accounted for under the equity method, are as follows:

Balance Sheet
                                   September 30,                December 31,
                                        2003                        2002
                              ---------------------       ----------------------

Total assets                  $         9,767,466         $         9,475,640
                              ---------------------       ----------------------

Stockholders' equity          $         8,592,277         $         8,810,554
                              ---------------------       ----------------------


Statement of Operations

                          Nine Months Ended          Three Months Ended
                          September 30, 2003           September 30,
                       2003            2002         2003           2002
                    -----------    -----------   -----------    -----------
Revenue .........   $ 2,305,000    $ 2,538,000   $   171,000    $   154,000
Operating expense     2,523,000      2,451,000       810,000        864,000
Net income (loss)      (218,000)        87,000      (639,000)      (710,000)

Summarized financial information for the Maine Biomass Projects, which are accounted for under the equity method, are as follows:

Balance Sheet
                                   September 30,                December 31,
                                       2003                        2002
                              --------------------       ----------------------

Total assets                       $   4,589,414           $    4,815,288
                              --------------------       ----------------------

Members' deficit                   $  (5,963,123)          $   (5,771,374)
                              --------------------       ----------------------


Statement of Operations

                         Nine Months Ended            Three Months Ended
                           September 30,                 September 30,
                        2003           2002          2003           2002
                    -----------    -----------    -----------    -----------
Revenue .........   $ 7,820,000    $ 5,938,000    $ 2,042,000    $ 3,405,000
Cost of sales ...     7,151,000      5,739,000      2,447,000      1,905,000
Other expense ...       861,000        848,000        281,000        325,000
Net income (loss)      (192,000)      (649,000)      (686,000)     1,175,000


Summarized financial information for the Egypt Projects, which are accounted for under the equity method, are as follows:

Balance Sheet
                                     September 30,                December 31,
                                          2003                        2002
                                 ---------------------       ------------------

Total assets                         $ 24,619,864                $ 33,532,553
                                 ---------------------       ------------------

Members' equity                      $ 17,559,994                $ 24,857,806
                                 ---------------------       ------------------


Statement of Operations

                      Nine Months Ended          Three Months Ended
                        September 30,               September 30,
                    2003           2002          2003           2002
                -----------    -----------    ----------    -----------
Revenue .....   $ 3,267,000    $ 2,294,000    $ 1,475,000   $ 1,398,000
Cost of sales     2,841,000      1,774,000        988,000     1,110,000
Other expense     1,955,000        736,000        439,000       380,000
Net loss ....    (1,529,000)      (216,000)        48,000       (92,000)



Summarized financial information for the Synergics Projects, which are accounted for under the equity method, are as follows:

Balance Sheet
                                     September 30,                December 31,
                                          2003                        2002
                                ---------------------       --------------------

Total assets                         $ 28,345,643                $ 28,733,768
                                ---------------------       --------------------

Members' equity                      $ 22,299,468                $ 20,180,083
                                --------------------        --------------------


Statement of Operations

                   Nine Months Ended  Three Months Ended
                     September 30,      September 30,
                       2003                  2003
                    ----------            ----------
Revenue .........   $4,757,000          $  860,000
Operating expense    2,638,000             931,000
Net income ......    2,119,000             (71,000)


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

5. Cost of Sales

Included in cost of sales is depreciation and amortization expense of $2,515,707 and $2,189,639 for the nine months ended September 30, 2003 and 2002, respectively. The Trust recorded depreciation and amortization expense of $837,951 and $804,780 for the three months ended September 30, 2003 and 2002, respectively, and has included these expenses in cost of sales on the consolidated statement of operations.

6. Construction Advances

In the fourth quarter of 2002, the Trust's Managing Shareholder formed Ridgewood Renewable PowerBank LLC ("PowerBank") and began offering shares. PowerBank raised approximately $12 million and closed its offering in April 2003. During the second quarter of 2003, the Trust's Managing Shareholder formed Ridgewood Renewable PowerBank II LLC ("PowerBank II") and began offering shares. PowerBank II raised approximately $20.6 million and closed its offering in June 2003. In the third quarter of 2003, the Trust's Managing Shareholder formed Ridgewood Renewable PowerBank III LLC ("PowerBank III") and began offering shares. PowerBank III has raised approximately $9.4 million through September 30, 2003 and is expected to close its $25 million offering in the fourth quarter. The proceeds from these funds will finance the expansion of the United Kingdom Landfill Gas Projects. As stated in the agreed upon terms, the United Kingdom Landfill Gas Projects will borrow proceeds from the various PowerBank funds to develop and construct expansion of certain existing facilities. During the construction phase the United Kingdom Landfill Gas Projects will pay interest at a rate of 10%. Upon completion of construction, and commencement of operation, interest charges will cease and the outstanding borrowings will convert to capital leases. The term of the leases will run for 15 years. As of September 30, 2003, the United Kingdom Landfill Gas Projects has received advances of $25,477,042 from PowerBank and PowerBank II.

7. Foreign Currency

On January 30, 2003, the Egyptian government discontinued the regulation of its monetary currency rate and decided to allow the currency rate to float. As a result of this change in policy, the Egyptian pound decreased 15% against the US dollar on January 30, 2003. At September 30, 2003, the Trust's investment in the Egyptian projects decreased by approximately $813,000, or 25%, as a result of the decrease in exchange rate.


8. Related Party Transactions

At September 30, 2003 and December 31, 2002, the Trust had outstanding payables and receivables, with the following affiliates:


                                       Due To                   Due From
                             -------------------------  ------------------------
                             September 30,December 31, September 30,December 31,
                                  2003         2002         2003          2002
                               ----------   ----------   ----------   ----------
Ridgewood Management .......   $     --     $     --     $  101,633   $   80,973
Ridgewood Renewable
 Power .....................    1,366,622    1,265,862         --           --
Growth Fund ................      234,885      387,100         --           --
Synergics ..................    1,651,050    1,510,000         --           --
Maine Hydro ................       69,766         --           --        610,878
Maine Biomass ..............         --           --        370,244      950,244
Other affiliates ...........       19,095       19,094      167,319      154,435

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

Results of Operations

Three Months Ended September 30, 2003, Compared to the Three Months Ended September 30, 2002

Revenues increased by $1,333,000, to $3,379,000 in the third quarter of 2003, as compared to the third quarter of 2002. The increase is due to the UK Projects increased capacity of $501,000, the transfer of renewable energy credits of $733,000 and the increase in currency translation of $99,000.

Gross loss decreased $319,000 to $159,000 in the third quarter of 2003. The decrease is a result of the increase in revenues partially offset by the increase in royalty expense related to the increased capacity.

The Trust recorded an equity loss from the Synergics Projects of $20,000 in the third quarter of 2003. Prior to November 2002, the Trust accounted for its investment in the Synergics Projects as a note receivable.

The equity loss from the Egypt projects decreased $82,000 from $75,000 in the third quarter of 2002 to a profit of $7,000 in 2003. The decrease in loss can be attributed to the increase in demand as a result of the pick up in tourism experienced in the summer of 2003.

Equity loss from the Maine Hydro Projects was comparable to the third quarter of 2002.

The equity income from the Maine Biomass Projects decreased $931,000, from $588,000 in the third quarter of 2002 to a loss of $343,000 in the same period in 2003. The decrease is primarily attributable to the $2,042,000 in revenues received from the transfer of renewable energy credits during the third quarter of 2002. Because the Trust received notification of the approval for qualification of the Maine Biomass Projects, as well as transferred title in July 2002, the Trust recognized its share of the renewable energy attribute revenues, which amounted to $1,113,000 for the first half of 2002, in the third quarter as well.

Interest income increased by $138,000 from $23,000 in the third quarter of 2002 to $161,000 in the third quarter of 2003 due to the higher average cash balances. Interest expense increased by $459,000 from $378,000 in the third quarter of 2002 to $837,000 in the third quarter of 2003 due to the funds received under the UK Projects construction advances.


Nine Months Ended September 30, 2003, Compared to the Nine Months Ended September 30, 2002

Revenues increased by $3,585,000 to $9,395,000 for the first nine months of 2003, as compared to the same period of 2002. The increase is due to the UK Projects increased capacity of $1,555,000, the transfer of renewable energy credits of $1,378,000 and the increase in currency translation of $652,000 during the first nine months of 2003.

Gross loss decreased $719,000 to $324,000 in the first nine months of 2003. The decrease is a result of the increase in revenues partially offset by the increase in royalty expense related to the increased capacity.

The Trust recorded equity income from the Synergics Projects of $619,000 in the first nine months of 2003. Prior to November 2002, the Trust accounted for its investment in the Synergics Projects as a note receivable.

The equity loss from the Egypt projects increased $111,000 from $105,000 in the first nine months of 2002 to $216,000 in 2003. The increase in loss is attributed to the increase in interest expense as a result of the higher outstanding debt balances under the credit line executed by the Egypt projects in the third quarter of 2002 and the debt assumed in the acquisition of Sinai in February 2002, as well as the loss recorded on the sale of one of the Egyptian facilities.

Equity income from the Maine Hydro Projects decreased by $153,000, to a loss of $109,000 for the first nine months of 2003. The decrease is due to the lower rainfall totals, than that experienced in 2002.

The equity loss from the Maine Biomass Projects decreased $228,000, from a loss of $324,000 for the first nine months of 2002 to $96,000 in the same period in 2003. The decrease in equity loss from the Maine Biomass Projects is primarily attributable to the $3,716,000 in revenues received from the transfer of renewable energy credits, compared to $2,181,000 in 2002. Unlike power generation revenue, which is invoiced and recognized in the period generated, renewable attribute revenue is recognized upon delivery of title and not generation, thus resulting in differences in the timing of revenue recognition of up to several months.

Interest income increased by $204,000 from $57,000 in the first nine months of 2002 to $261,000 in the first nine months of 2003 due to the higher average cash balances. Interest expense increased by $852,000 from $1,163,000 for the first nine months of 2002 to $2,015,000 for the first nine months of 2003 due to the funds received under the UK Projects construction advances.

Other income decreased by $206,000 in the first nine months of 2003 primarily due to the proceeds received in 2002 from the liquidation of the Santee River Rubber Company, which was valued at zero after it filed for bankruptcy in 2000.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2003 was $605,000 compared to $150,000 for the nine months ended September 30, 2002. The increase in cash flow from operating activities is primarily due to the decrease in net loss.

Cash used in investing activities increased to $6,613,000 during the first nine months of 2003 as compared to $4,200,000 for the first nine months of 2002. The increase in 2003 investing activities is primarily due to the $6,308,000 UK Projects expansion.

Cash provided by financing activities for the nine months ended September 30, 2003 was $22,655,000 as compared to $4,027,000 for the nine months ended September 30, 2002. The increase in cash flow from financing activities is due to the increase in borrowings of the UK Projects to finance expansion of certain projects.

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

Obligations of the Trust are generally limited to payment of the management fee to the Managing Shareholder and payment of certain accounting and legal services to third parties. The Trust ceased making distributions to shareholders in the first quarter of 2001 but resumed making distributions in the third quarter of 2003.

The Trust expects that its cash flows from operations will be sufficient to fund its obligations for the next twelve months, and the UK Projects access to funds from PowerBank, PowerBank II, and PowerBank III will be sufficient to continue expansion in the United Kingdom.

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




              RIDGEWOOD ELECTRIC POWER TRUST V
                                Registrant


January 19, 2004                By /s/ Christopher I. Naunton
Date                            Christopher I. Naunton
                                Vice President and
                                Chief Financial Officer
                                (signing on behalf of the
                                Registrant and as
                                principal financial
                                officer)

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

Date: January 19, 2004

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

Date: January 19, 2004

/s/   Christopher I. Naunton
-----------------------------
Christopher I. Naunton
Chief Financial Officer