Form 10-K
period 2005-12-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2007-09-27
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file number:  0-24143

RIDGEWOOD ELECTRIC POWER TRUST V
 (Exact Name of Registrant as Specified in Its Charter)
Delaware	22-3437351
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1314 King Street, Wilmington, DE 19801
(Address of Principal Executive Offices, including Zip Code)

(302) 888-7444
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Investor Shares of Beneficial Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐   No ☒

There is no market for the Investor Shares. The number of Investor Shares outstanding at June 30, 2007 was 932.8875.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended December 31, 2005 (this “Form 10-K”) being filed by Ridgewood Electric Power Trust V (the “Trust”) contains complete audited financial statements of the Trust for the years ended December 31, 2005, 2004 and 2003 and interim financial information presented for each quarter during those periods. The financial information as of March 31, 2003, June 30, 2003 and September 30, 2003 is presented on a restated basis. This Form 10-K is being filed by the Trust in lieu of the Trust separately filing with the United States Securities and Exchange Commission (the “SEC”) its (i) delinquent Annual Reports on Form 10-K for the years ended December 31, 2005, 2004 and 2003, and the Trust’s Quarterly Reports on Form 10-Q for each of the quarterly periods during the years 2004 and 2005 and (ii) restatements of its Quarterly Reports on Form 10-Q for the quarterly periods during the year ended December 31, 2003, previously filed with the SEC (the foregoing quarterly and annual reports of the Trust herein collectively are referred to as the “Reports for the Historical Periods” and each such report is referred to herein as a “Report for a Historical Period”). This Form 10-K does not contain financial information, or discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations, for periods ended prior to January 1, 2003.

This Form 10-K includes the financial and other disclosures required to be made by the Trust in each of the Reports for the Historical Periods. To the extent that a Report for a Historical Period was previously filed with the SEC, the information contained in this Form 10-K amends, restates and supersedes in its entirety the information contained in such report for periods commencing on or after January 1, 2003. Except as noted above, this Form 10-K also includes the financial and other information that would have otherwise been required to have been provided in the Trust’s delinquent Annual Reports on Form 10-K for the years ended December 31, 2005, 2004 and 2003 had such reports been filed with the SEC.

As previously disclosed in its Form 8-K filed July 13, 2007, (i) the consolidated financial statements of the Trust included in the Trust’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003 filed with the SEC (the “Previously Issued Financial Statements”) should no longer be relied upon and (ii) the Previously Issued Financial Statements should be restated to conform to generally accepted accounting principles (“GAAP”). The determination to restate these financial statements and selected financial data was made by the Trust and Ridgewood Renewable Power LLC, the Managing Shareholder of the Trust (the “Managing Shareholder”), as a result of the identification of errors, including, the accounting for the accrual and waiver of management fees payable to the Managing Shareholder of the Trust,  accounting for professional service fees, and accounting differences between generally accepted accounting principles in the United States versus those of the United Kingdom (“UK”). The Trust has discussed these matters with its independent registered public accounting firm. As these errors were material to the Trust’s consolidated financial statements and selected financial information filed with the SEC, the Trust has concluded that it must restate the consolidated financial statements of such prior periods to correct misstatements therein.

Forward-Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Trust’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Trust’s control, that may cause the Trust’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Specific consideration should be given to various factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

ITEM 1.  BUSINESS

Overview

The Trust is a Delaware trust formed on March 14, 1996 to primarily make investments in projects and businesses in the energy and infrastructure sectors both in the US and abroad. Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”), a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

The Trust has focused primarily on small-scale electricity generation projects using renewable sources of fuel and on water treatment facilities in remote locations serving hotel resort developments. These projects allow the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. While the Trust may make additional investments in the projects and companies it currently owns, it does not anticipate future investment in projects or companies outside its current portfolio.

As of December 31, 2005, the projects in which the Trust then had investments were located in the United States, the United Kingdom (“UK”) and Egypt. As of that date, the Trust had investments in landfill gas-fired electric generating projects in the UK with total capacity of 48.7 megawatts (“MW”), in biomass-fueled electricity generating projects in the US with total generating capacity of 49MW, in hydroelectric generating projects in the US with total capacity of 26.3MW, and in projects in Egypt with the capacity to produce approximately 24,500 cubic meters (approximately 6.5 million gallons) of potable water per day and electricity generating capacity of 29.7MW.

The Trust initiated its private placement offering on April 1996 selling whole and fractional shares of beneficial interests of $100,000 per share (“Investor Shares”). There is no public market for Investor Shares and one is not likely to develop. In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Trust’s declaration of trust (“Declaration of Trust”) and applicable federal and state securities laws. The offering was concluded in April 1998 and raised approximately $93 million. After payment of offering fees, commissions and investment fees, the Trust had $76 million for investments and operating expenses. As of June 30, 2007, the Trust had 932.8875 Investor Shares outstanding, held by 1,820 shareholders.

Managing Shareholder

RRP, via a predecessor corporation, was founded in 1991 by Robert E. Swanson. As the Managing Shareholder, RRP has direct and exclusive control over the management of the Trust’s operations. With respect to project investment, RRP locates potential projects, conducts appropriate due diligence and negotiates and completes the transactions in which the investments are made by the Trust.

In addition, RRP performs (or arranges for the performance of) the operation and maintenance of the projects owned by the Trust and the management and administrative services required for Trust operations. Among other services, RRP administers the accounts and handles relations with the shareholders, including tax and other financial information. RRP also provides the Trust with office space, equipment and facilities and other services necessary for its operation.

As compensation for its management services, the Managing Shareholder is entitled to (i) an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Trust’s shareholders and (ii) a 20% interest in the cash distributions made by the Trust in excess of certain threshold amounts expressed in terms of shareholder returns. The Managing Shareholder is also entitled to receive reimbursement from the Trust for operating expenses incurred by the Trust, or on behalf of the Trust and paid by RRP, as the Managing Shareholder. RRP has arranged for administrative functions required to be performed for the Trust to be performed by an affiliate, Ridgewood Power Management LLC (“RPM”), and at RPM’s costs, which costs are reimbursed to RPM by the Trust. RRP also serves as the Managing Shareholder (or managing member as appropriate) of a number of affiliated Trusts and investment vehicles similar to the Trust and, through RPM, provides services to those entities similar to those provided to the Trust.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Trust.

Business Strategy

The Trust’s primary investment objective is to generate cash flow for distribution to shareholders and capital appreciation from one or more of the acquisition, development, ownership and operation of interests in electricity generation and other infrastructure projects and companies. The Trust generally seeks to invest in projects and companies that provide products or services through a number of small facilities and that offer opportunities for expansion either through increasing production at existing sites or through the establishment of additional sites. These projects often involve development, construction and operating risk but, once established, may be able to effectively “lock-in” the customer (or customers) served by the project, which would prevent competitors from dislodging the Trust’s project. The Trust focuses on markets in which projects can be developed and built quickly and can be standardized as to their design, equipment and construction. By following this strategy, the Trust seeks to take advantage of attractive market opportunities while streamlining the development process and diversifying across a number of projects in order to contain the exposure of the Trust to the risks inherent in such projects. As of December 31, 2005, all of the Trust’s projects are owned through investment vehicles that the Trust co-owns with certain affiliated investment Trusts or are managed by the Managing Shareholder. While the Trust may make additional investments in the projects and companies it currently owns, it does not anticipate future investment in projects or companies outside its current portfolio.

Projects and Properties

The following table is a summary of the Trust’s investment portfolio as of December 31, 2005 detailing the nature of the business, the portion of the investment owned by the Trust and the number of projects in each investment.

Company	No. of Sites	Trust Interest	Leased/ Owned[1]	Purpose	Structure[2]

Ridgewood UK3	22 locations	69.6%	Leased	Electricity Generation	Containerized

Indeck Maine[4]	2 locations	25%	Owned	Electricity Generation	Industrial compound

Ridgewood Egypt[5]	17 locations	14.1%	Leased	1 – Power only 8 – Water only 8 – Water & Power	Block/slab

Maine Hydro[6]	14 locations	50%	Owned	Hydroelectric Generation	Integral to river dams

US Hydro[7]	7 locations	29.2%	Leased and Owned	Hydroelectric Generation	Integral to river dams

[1]	Refers to the locations on which the Trust’s projects are located and not the projects themselves.

[2]	Describes the type of structure in which the projects of the Trust are housed.

[3]
These projects, which were co-owned with The Ridgewood Power Growth Fund (“Growth Fund”), were sold on February 22, 2007 to an entity not affiliated with the Trust or the Managing Shareholder, as disclosed on a Form 8-K filed by the Trust with the SEC on February 28, 2007.

[4]	Co-owned with Ridgewood Electric Power Trust IV (“Trust IV”) (25%) and Indeck Energy Services LLC ("Indeck"), an unaffiliated entity (50%). Both plants are located in northeastern Maine.

[5]	Co-owned with the Growth Fund (68.1%) and the Ridgewood Egypt Fund (17.8%). All Egyptian sites are located on or near the Red Sea.

[6]	Co-owned with Trust IV. All sites are located in northeastern Maine.

[7]	Co-owned with the Growth Fund. Six US Hydro sites are located on the Eastern Seaboard of the United States and one in California.

Ridgewood UK

On May 26, 1999, Ridgewood UK, LLC (“RUK”) was formed as a New Jersey limited liability company and was re-domiciled to Delaware on December 24, 2002. As of December 31, 2005, the business of RUK was the extraction of methane-containing gas from landfill sites in England, Scotland and Wales, the use of that gas as fuel for generating electricity and the sale of that electricity.

On June 30, 1999, the Trust contributed $16.7 million to RUK. RUK’s wholly owned subsidiary, Ridgewood UK Ltd. (“UK Ltd.”), a limited company registered in England and Wales, then borrowed funds from the Bank of Scotland and with a portion of these combined proceeds, purchased from CLP Envirogas, Ltd. (formerly Combined Landfill Projects, Ltd.) six landfill gas power plants located in the UK with a combined electricity generation capacity of 15.1MW. At the time of the purchase, UK Ltd. and CLP Envirogas, Ltd. also agreed to the terms on which UK Ltd. would purchase additional projects then under development by CLP Envirogas, Ltd. should such projects be successfully developed.

In 2001, the Growth Fund contributed $5.8 million to RUK in return for an equity share of 30.4% of RUK. Using this contribution and portions of additional proceeds from Bank of Scotland borrowings, UK Ltd. purchased an additional four projects with combined generating capacity of 4.6MW. On October 16, 2001, UK Ltd., through the issuance of approximately 24% of its shares and the payment of $2 million cash, acquired certain of the assets and liabilities of CLP Services, Ltd., CLP Development, Ltd and CLP Envirogas, Ltd. (collectively the “Management and Development Companies”) and the equity and debt of certain landfill gas projects (the “UK Merger”). As a result of the UK Merger, UK Ltd. acquired the ability to develop and operate landfill gas-fueled electricity generating facilities in the UK as well as the development rights to a number of such projects. The seller in the UK Merger was Arbutus Energy Ltd. (Jersey) (“Arbutus”) which became the minority interest holder in UK Ltd. following the UK Merger. UK Ltd. was renamed CLPE Holdings Ltd. (“CLP”) in 2001.

RUK continued to develop and expand its projects which resulted in installed capacity of 48.7MW, 34.5MW and 28MW as of December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, CLP owned 22 landfill methane gas-fired electric generating projects in the UK with an installed capacity of approximately 48.7MW. Projects representing approximately 26.5MW sell electricity under long-term contracts to the Non-Fossil Purchasing Agency (“NFPA”), a not-for-profit organization that purchases electricity generated by certain renewable power projects on behalf of large English electric utilities. Projects representing approximately 22.2MW qualify for the UK government’s Renewable Obligation incentive program (described in more detail below) and sell their output under short-term contracts.

As part of the UK Merger, RUK also acquired a 50% ownership in each of CLP Organogas SL, which owns a 2MW plant located in Seville, Spain and CLP Envirogas, SL, a management and development services company also located in Seville, Spain (collectively, the “Spanish Business”). Effective January 1, 2003, RUK transferred its interest in the Spanish Business to Arbutus in return for a portion of the minority interest in CLP then held by Arbutus. As a result of the transaction, RUK increased its ownership in CLP from 76% to 88%.

Beginning in 2002, RUK began to develop sites capable of qualifying for the UK’s Renewable Obligation incentive program (“RO”). The RO program requires electricity suppliers serving end-users in the UK to obtain renewable obligation certificates (“ROCs”) to demonstrate that a minimum portion of their electricity supplied was generated by producers meeting the qualifications of the RO. In order to fund the development and construction of these projects, RUK entered into a series of agreements with affiliated entities that agreed to provide financing. The affiliated entities providing this funding, Ridgewood Renewable PowerBank LLC, Ridgewood Renewable PowerBank II LLC, Ridgewood Renewable PowerBank III LLC and Ridgewood Renewable PowerBank IV LLC (each a “PowerBank Fund” and collectively the “PowerBank Funds”), are managed by RRP. Terms of the agreements between RUK and each of the PowerBank Funds are substantially the same and each provides for the PowerBank Funds to make construction advances to RUK in exchange for interest during construction and streams of fixed and variable lease payments once the financed projects go into operation (the “PowerBank Arrangements”).

On January 23, 2007, RUK entered into a sale agreement (the “Sale Agreement”) along with Arbutus, and Ridgewood ROC 2003 LLC (“ROC I”), Ridgewood ROC II 2003 LLC (“ROC II”), Ridgewood ROC III 2003 LLC (“ROC III”), Ridgewood ROC IV 2004 LLC (“ROC IV,” and together with ROC I, ROC II and ROC III, the “Ridgewood ROCs”), each of which was a wholly-owned subsidiary of a corresponding PowerBank Fund, as sellers (collectively, the “Sellers”), with MEIF LG Energy Limited (“Buyer”), as the purchaser, for the sale of all of the issued and outstanding shares of CLP (the “Sale”).

Prior to the consummation of the Sale, RUK had owned 88% of the issued and outstanding shares of CLP and the remaining 12% of CLP had been owned by Arbutus. The RUK projects that are parties to the Non-Fossil Fuel Obligation Program (“NFFO”) contract secured a term loan obligation of CLP.

RUK completed the Sale on February 22, 2007. Under the Sale Agreement, Buyer acquired (i) 100% of the issued and outstanding shares of CLP (the “CLP Shares”) from RUK and Arbutus, and (ii) substantially all of the assets (the “Assets”) of the PowerBank Funds. The Assets and the CLP Shares constitute all the landfill gas business of the Trust and the PowerBank Funds located in the UK. In accordance with the Sale Agreement, at closing, the Buyer paid an aggregate purchase price for the CLP Shares and the Assets of £117.8 million ($229.5 million), subject to a working capital adjustment that resulted in an increase to the purchase price of approximately £4.2 million ($8.2 million). After adjustment, the purchase price for the CLP Shares was approximately £25.1 million ($48.9 million), of which approximately £15.4 million ($30.0 million) was attributable to the Trust and approximately £6.7 million ($13.1 million) was attributable to the Growth Fund, with Arbutus receiving the remaining balance. Taking into account payments made to RUK pursuant to certain sharing arrangements with the PowerBank Funds, the total gross sales proceeds to the Trust were approximately £19.2 million ($37.5 million).

The Sellers made certain warranties and indemnification undertakings to the Buyer in connection with the Sale that the Sellers consider typical of such transactions. Should there be a breach of the warranties or should an indemnity event occur, the Buyer could make claims against the Sellers, including the Trust. Management of the Trust does not believe there is a material likelihood that such a claim will arise or that, should such a claim arise, the Trust would incur a material liability. This belief is based, in part, on the Sellers having purchased warranty and indemnity insurance to minimize such risk. There are no current plans to reserve or provide an escrow for the contingent liabilities represented by these warranties and indemnities. As of the date of this filing, the Trust is not aware of any claims. In March 2007, the Trust distributed a portion of the Sale proceeds to the shareholders.

Indeck

On June 11, 1997, the Trust and Trust IV (collectively the “Ridgewood Indeck Investors”) purchased, through capital contributions totaling $14.2 million, equal portions in a preferred membership interest in Indeck Maine Energy, L.L.C., an Illinois limited liability company (“Indeck Maine”) that owns two electric power generating stations fueled by clean wood biomass at West Enfield, Maine and Jonesboro, Maine. Indeck, an entity unaffiliated with the Trust, owns the remaining membership interest in Indeck Maine and was the seller in the June, 1997 transaction. Ridgewood Indeck Investors have a preferred membership interest entitling them to receive all net cash flow from operations each year until they receive an 18% annual cumulative return on their capital contributions to Indeck Maine.

From January, 1998 through June, 2005, Ridgewood Indeck Investors loaned approximately $8.2 million in total to Indeck Maine, in proportion to their ownership interests.

Each of the Indeck Maine projects has a capacity of 24.5MW and each uses a steam turbine to generate electricity. The plants were commissioned in November, 1986 and use wood chips, bark, tree limbs and tops and other forest-related biomass as fuel. The Indeck Maine projects are members of the New England Power Pool (“NEPOOL”) and have historically sold their output to the ISO New England (a regional transmission organization serving the New England states). In 2007, Indeck Maine was awarded a six-month contract to supply electricity to a specified segment of the Maine electricity consumers market. It is anticipated that approximately 50% of the output of the plants during the period of the contract will be sold and delivered pursuant to this award.

Indeck Maine and several of its affiliates have an agreement with a power marketer for which they are committed to sell renewable portfolio standard attributes (“RPS Attributes”) derived from their electric generation.  The agreement provides such power marketer with six separate annual options to purchase such attributes from 2004 through 2009 at fixed prices, as defined.  If Indeck Maine and its affiliates fail to supply the required number of attributes, penalties may be imposed.  In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and Indeck Maine and its affiliates produce no attributes for such option year, Indeck Maine and its affiliates face a maximum penalty, which is adjusted annually for the change in the consumer price index, among other things, of approximately $3,283,000, measured using current factors, for that option year and any other year in which an option has been exercised and no attributes have been produced.  Pursuant to the agreement, Indeck Maine is liable for 70% of the total penalty, but may be liable up to 100% in the event of a default of its affiliates.

The plants are operated and maintained by Ridgewood Power Management, LLC (“RPM”) an affiliate of the Managing Shareholder, on an at-cost basis and their output qualifies for section 45 federal tax credits. The federal tax credit eligibility of the projects is expected to continue until the fourth quarter of 2009.

Ridgewood Egypt

In 1999, the Trust and the Growth Fund jointly formed and funded Ridgewood Near East Holdings LLC (“NEH”) to develop electric power and water purification plants for resort hotels along the Red Sea in Egypt. In 2000, the Growth Fund made additional investments and acquired majority ownership of NEH, which wholly owns Ridgewood Egypt For Infrastructure, LLC (Egypt) (“REFI”). In 2001, the Ridgewood Egypt Fund (“Egypt Fund”), an affiliate of the Growth Fund and the Trust, made contributions to NEH in exchange for a minority interest.

On December 30, 2001, NEH, through REFI, purchased a 28% equity interest in Sinai For Environmental Services S.A.E. (“Sinai”), which owns a 6,300 cubic meter (1.7 million gallon) per day water desalinization plant, for 5 million Egyptian pounds (approximately $1.1 million in 2001). In February of 2002, the NEH made an additional investment of 4.4 million Egyptian pounds (approximately $939,000 in 2002) to increase its ownership to 53% and gain control of Sinai. As of December 31, 2005, REFI was entitled to an additional interest of about 13.4% in Sinai in return for having provided Sinai with certain machinery and equipment. As of December 31, 2005, receipt of this additional interest was subject to routine review and approval by the Egyptian government, which was granted in 2006.

The facilities of REFI source feedwater from shallow wells or directly from the Red Sea and use reverse osmosis filtration to produce potable water for sale. Certain of the facilities of REFI are located on or adjacent to their hotel customers while others are stand-alone facilities that deliver product water by pipeline. The facilities of REFI are modular and mobile and can be relocated to accommodate shifts in demand. As of December 31, 2005, REFI owns one project that supplies only electricity, eight that provide only potable water and eight that provide both water and electricity generation. The projects generally sell their output under contracts and other arrangements at prevailing market rates. REFI has the capacity to make approximately 6.5 million gallons per day of potable water and 29.7MW of electricity. As a matter of operational management, REFI has a practice of continual evaluation of its projects and relocates capacity between locations in order to meet changes in demand from its customers. The electricity generating capacity of REFI is used primarily by its own water treatment plants thereby displacing electricity the water plants would otherwise have to purchase from third parties. This arrangement helps the REFI control costs and increase reliability. The business of REFI is managed and operated by employees of REFI with its main office located in Cairo, Egypt.

The Ridgewood Egypt operations have two debt facilities. A portion of the assets of Sinai are security for a Sinai bank term loan facility and certain REFI equipment secures a loan facility under which REFI is the borrower.

Maine Hydro

In 1996, the Trust and Trust IV formed Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) for the purpose of acquiring a portfolio of hydroelectric facilities from CHI Energy, Inc. The Trust and Trust IV own equal interests in Maine Hydro. On December 23, 1996, Maine Hydro acquired 14 hydroelectric projects located in Maine in a merger transaction from CHI Energy, Inc. for $13.4 million. The projects acquired have a combined 11.3MW of generating capacity and are operated under contract by RPM on an at-cost basis. The acquired projects were commissioned between 1980 and 1987.

Since before the time of the acquisition by Maine Hydro, the electricity generated by the Maine Hydro projects has been sold under long-term electricity sales contracts with either Central Maine Power or Bangor Hydro-Electric Company. Eleven of the purchase agreements expire at the end of 2008 and one each expires in 2007, 2014 and 2017. When the contracts expire, it is anticipated that the affected projects will sell their output on the wholesale power market.

US Hydro

Beginning in 1999, the Trust and the Growth Fund began discussions with Synergics, Inc. (“Synergics”) to acquire certain of its hydroelectric generating plants. In the course of negotiations, the Trust and the Growth Fund were presented with an opportunity to acquire certain debt obligations of Synergics from a lender to Synergics. The Trust and the Growth Fund, through a joint venture (the “debt joint venture”), acquired debt obligations of Synergics from the lender on April 28, 2000 for a payment to the lender of approximately $17 million. The Growth Fund supplied $12 million of the capital used by the debt joint venture to acquire the debt and the Trust supplied the remaining $5 million. The Trust and the Growth Fund own the debt joint venture 29.2% and 70.8%, respectively, which is in proportion to the capital each supplied. Neither entity has preferred rights over the other.

On November 22, 2002, through another joint venture (the “acquisition joint venture”) owned in the same proportion as the debt joint venture that acquired the debt of Synergics, the Trust and the Growth Fund completed the acquisition of Synergics and changed the name of the acquisition joint venture to Ridgewood US Hydro Corporation (“US Hydro”).

The aggregate acquisition price of US Hydro, including both the 2000 debt acquisition and the 2002 purchase of shares, was approximately $20.3 million. As a result of the acquisition, the Trust and the Growth Fund received seven hydroelectric generating facilities with 15MW of generating capacity and notes receivable to be repaid from the output of an additional project with 4MW of generating capacity. As of March 31, 2003, US Hydro undertook to renegotiate the notes receivable. The result of the renegotiation was a settlement, whereby a $4,000,000 cash payment would be made to US Hydro in satisfaction of the obligations under the notes receivable. US Hydro entered into a termination and release agreement on March 31, 2004, at which time US Hydro reached a settlement satisfying the notes receivable. The Trust and the Growth Fund also assumed approximately $7.5 million of other bank debt in connection with the acquisition.

As of December 31, 2005, the output of six projects is sold to utility purchasers under long-term contacts at prices set out in those contracts while output for the seventh is sold at open market prices. Three of the projects are located in Virginia, two are located in New York, one project is located in California and one project is located in Rhode Island. The projects are managed by RPM under an operations and maintenance agreement that provides for the Trust to pay the actual cost of project operations and maintenance along with an allocation of actual overhead to provide for administrative services.

Five of the east coast facilities are security for a term loan facility and the California facility is security for a lease obligation.

Other Investments

The Trust has residual interests in other investments it has made. As of December 31, 2002, these other investments did not have any carrying value and such residual interest is considered immaterial to the Trust.

Customers

The Trust sells all of the electricity it produces in UK from the projects that it owns to the NFPA, a non-profit organization that purchases electricity generated by renewable sources (such as landfill gas power plants) on behalf of all British utilities in order to meet British environmental protection goals. Projects subject to PowerBank lease financing arrangements sell their output of electricity and ROC’s under short-term contracts entered into from time-to-time.  Projects subject to PowerBank lease financing agreements sell their output of electricity and ROCs under short-term contracts entered into from time-to-time.

Business Segments

Power generation is the only business segment within which the Trust manages and evaluates its operations.

Project Feedstock/Raw Materials

The projects of the Trust each convert a raw material into a finished product and the arrangements for obtaining these raw materials are a key element in the business of the Trust.

Prior to the Sale, the UK projects of the Trust consisted of reciprocating engine generator sets that use methane-containing landfill gas as fuel. Each project location owned and operated a network of wells, pipes and fans that collected gas from the landfill as it was produced through natural anaerobic digestion of the waste. The UK projects did not own or operate any landfills but had arrangements with site owner/operators which gave the projects certain rights, including the right to build the project, occupy its compound, operate the gas collection system and use the gas from the landfill. These agreements, generally referred to as gas agreements, were long-term agreements that typically ran for the life or expected life of the gas resource attributable to the landfill and typically included provisions for royalty payments from the project to the landfill operator as compensation for the granting of these rights. Royalty payments were typically calculated as a percent of revenue. RUK did not maintain material inventories of either raw materials or output products.

The Egyptian water projects rely on two feedstocks for their output. The first is feedwater which can come either from shallow wells that occur along the Red Sea coast or from the Red Sea itself and, in all cases, from a source nearby the plant that is to process the feedwater. In the case of well water, the feedwater is typically brackish, meaning that it has a briny character but does not have as much in the way of impurities (primarily salts) as seawater. The feedwater is processed through reverse osmosis filtration so that a portion becomes fresh or “product” water, which is sold, and the remainder becomes reject water which must be disposed of either by returning it to the Red Sea or by injecting into wells designed for the purpose. As a general matter, the more the feedwater is like fresh water, the lower the processing cost and the greater the portion that becomes product water. Though the quality varies depending on location, well water is generally preferred to seawater. Seawater must undergo pre-treatment before being processed using reverse osmosis. In order to obtain good quality feedwater wells and suitable reject water wells, the NEH must negotiate with parties owning water rights. A variety of payment arrangements exist as a result of these negotiations.

The Egyptian water projects also need electricity to run the high compression pumps that operate the reverse osmosis processing equipment. In most of its projects, REFI generates its own electricity using diesel-fired reciprocating engine generators. Diesel fuel and electricity are subsidized commodities in Egypt and are readily available. In other cases electricity is purchased either from the local electricity grid or from the on-site generation of REFI’s hotel customers. In cases where a project purchases electricity from a host hotel or customer, the value of the electricity is deducted from the price of water purchased by the customer. These are negotiated transactions that reflect prevailing market rates for the commodities involved. About 65% of the capacity of the REFI projects generate their own electricity and the remainder purchase electricity from third parties. The Egypt projects do not maintain material amounts of either raw materials or product water inventories.

The Trust’s hydroelectric projects are all located on, and are integral parts of, dams on river ways. Of the twenty one projects of the Trust, eighteen are considered run-of-river, meaning that they generate such electricity as the natural flow of the river will produce with little or no ability to alter its flow rate or store water up-river of the dam. Output of these projects (and hence revenue) is characterized by high degrees of variability and seasonality. The other three hydroelectric projects of the Trust are associated with dams used to create reservoirs that store water, which tends to make production from the generating facility more level. Approximately 28% of the capacity of the hydroelectric projects in which the Trust has an interest is located on reservoir facilities and the balance is located on run-of-river facilities. The projects do not make payments for throughput water.

Competition

Competition in the UK landfill gas electricity generation industry is based on obtaining site rights by obtaining gas agreements. Once established on a site, there is little a competitor can do to affect the business of a project. The US Hydro projects can generally sell their production at prevailing market prices, and, as such, do not generally face competition in the sale of the electricity they generate.

Since Indeck Maine has historically sold output in its wholesale markets, competition is focused on wood supplies as the projects compete mostly with non-power generation businesses like paper and lumber companies for forest material. This competition is based on price, consistency of demand and relationships with suppliers. The Indeck projects also compete for this material, in part, by their ability to use clean biomass that is waste-wood in certain other applications. Also, there are geographic limits to this competition because this clean biomass can only be economically transported over relatively short distances. Beginning in 2006, Indeck Maine has attempted to compete in the market to deliver electricity to final customers through supply auctions. Success in such auctions is based largely on price, reliability and financial strength but success can bring higher prices to the Indeck Maine projects than is available in the wholesale market.

Competition in the market for providing potable water to hotel resort developments is primarily driven by obtaining supply agreements and the rights to locate on the site of a customer. Secondary competitive factors are price, service and reliability of supply. Once a supply relationship has been established with a customer, a supplier is very difficult for a competitor to dislodge.

The US power generation projects can generally sell their production at prevailing market prices, and, as such, do not generally face competition in the sale of the electricity they generate.

Seasonality/Weather Effects

Prior to the Sale, the RUK projects experienced minor fluctuations in response to seasonal weather patterns but these patterns were not believed to be material.

As described above, ground conditions in the tree harvesting areas that the Indeck Maine projects look to for fuel can have a considerable impact on the price, quality and availability of that fuel. During periods of spring and fall rains and during periods of spring thaw, fuel suppliers may not have suitable access to tree-harvesting areas for the purpose of bringing fuel out of those areas. Also, fuel collected during these times tends to have a higher moisture content which reduces its value as a fuel. The prices to be received by Indeck Maine for its electricity output follow season demand trends so that prices tend to be lower in the moderate spring and fall and higher in the winter and summer as demand for heating and cooling, respectively, increase and drive up prices.

Demand for the output of the Egypt projects is largely driven by the occupancy levels of the hotel customers for the projects and the occupancy rates for hotels in the Red Sea tourist areas are subject to highly seasonal patterns. The high season for Red Sea tourism is, broadly, from late April to mid-September with a trough in occupancy rates in January and February. The volume and price of the output of REFI generally track these patterns and management of REFI takes advantage of the troughs in demand to perform maintenance of its projects.

The output of the Trust’s hydroelectric projects is affected by seasonal weather patterns including rainfall and snowpack runoff. These factors tend to concentrate the output of these projects in the spring and fall with little or no output in the winter and summer months. Management of these sites takes advantage of these patterns to perform maintenance during periods of low output. Because river flows are the dominant factor in determining the output of the hydroelectric projects, output can vary widely from year-to-year based on amounts of rain and snowfall. The Maine Hydro projects are "run-of-river" facilities meaning that they have little or no ability to store water for the purpose of leveling or increasing the amount of electricity generation. As a result, the Maine Hydro projects are more susceptible to seasonal and year-to-year changes in rain and snowfall than projects that create reservoirs, such as the US Hydro projects.

Government Incentives and Regulation

Certain of the projects of the Trust qualify for incentives because of their location or their use of renewable fuels.

In 1997, Massachusetts enacted the Electric Restructuring Act of 1997 (the “Restructuring Act”). Among other things, the Restructuring Act requires that all retail electricity suppliers in Massachusetts (i.e., those entities supplying electric energy to retail end-use customers in Massachusetts) purchase a minimum percentage of their electricity supplies from qualified new renewable generation units powered by one of several renewable fuels, such as solar, biomass or landfill. Beginning in 2003, each such retail supplier must obtain at least one (1%) percent of its supply from qualified new renewable generation units. Each year thereafter, the requirement increases one-half of one percentage point until 2009, when the requirement equals four (4%) percent of each retail supplier’s sales in that year. Subsequent to 2009, the increase in the percentage requirement will be determined and set by the Massachusetts Division of Energy Resources (“DOER”).

On July 8, 2002, Indeck Maine received a “Statement of Qualification” from the DOER pursuant to the renewable portfolio standards (“RPS”) adopted by Massachusetts. Since Indeck Maine has been qualified, it has sold to retail electric suppliers the RPS Attributes associated with its electrical energy. Retail electric suppliers need to purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are separable products and need not be sold or purchased as a bundled product. Retail electric suppliers in Massachusetts will then use the purchase of such RPS Attributes to demonstrate compliance with the Restructuring Act and RPS Regulations.

At the time the Egyptian business of the Trust was begun, there was little development or development infrastructure along the Red Sea and parties making investments in these areas were eligible for 10-year income tax holidays. REFI qualified for such an income tax holiday which commenced on January 1, 2001 and will run through December 31, 2010. The projects of REFI are subject to routine regulatory oversight which is executed mostly at the local level and consists primarily of zoning and work-place safety regulations that the Trust does not consider onerous.

The hydroelectric projects operate under the terms of the Federal Energy Regulatory Commission (“FERC”) licenses issued to them. Even though these projects have no employees, they are affected by general employment regulations in the jurisdictions of its facilities through the RPM operations and maintenance agreements. The Trust considers these regulations to be routine and does not consider the cost of compliance to be material.

Because the fuel used by the RUK projects is a renewable, non-fossil fuel source and because it is also an undesirable by-product of landfill operations, the projects of RUK qualified under two separate primary incentive regimes. The older of the two is the NFFO which is a program that provided credit-worthy, long-term purchase contracts for qualifying electricity generators enacted in section 32 and 33 of the Electricity Act 1989. The program provided for a limited volume of such contracts and called for project developers to bid for portions of the limited volume. The NFPA was set up in connection with the NFFO program to act as administrator and counter-party to the NFFO contracts as well as to administer the contract bidding process. Prior to the investment by Trust and the Growth Fund in the UK business, CLP, the predecessor entity, entered a number of these auctions and won several contracts. A number of these projects were built by RUK and currently sell their electrical output pursuant to NFFO contracts. Because the contracts were credit-worthy, projects having the benefit of the contracts can readily obtain financing. The last NFFO contracts were granted in 1998 and no new NFFO contracts are expected to be granted in the future.

The subsequent incentive for which the projects of RUK qualified was also enacted through the Electricity Act 1989 and implemented through The Renewable Obligations Order 2002. Known as the RO, this incentive established targets for parties supplying electricity to final consumers in the UK with respect to the portion of their electricity supply generated from qualifying renewable facilities and imposed penalties on those parties to the extent they failed to meet the targets. As an owner of qualifying renewable facilities, RUK was able to sell the electricity generated by these facilities as well as certificates (“ROCs”) demonstrating that the electricity can be delivered in satisfaction of the Renewable Obligation. Both the electricity and the ROCs produced by the qualifying facilities were undifferentiated commodities and there are liquid markets for both albeit at fluctuating prices.

Prior to the Sale, the projects of RUK were subject to routine regulatory oversight which was executed mostly at the local level and consist primarily of zoning, noise and work-place safety regulations that the Trust did not consider onerous. In addition to these regulations, the RUK projects were also subject to the Integrated Pollution Prevention and Control (“IPPC”) regimes designed to control pollution from industrial sources. The IPPC regulations were contained in Statutory Instrument 2000 No. 1973; The Pollution Prevention and Control (England and Wales) Regulations 2000 and were introduced under the Pollution Prevention and Control Act 1999. Regulators set permit conditions that were based on the use of the “Best Available Techniques”, which balances the cost to the operator against benefits to the environment. The IPPC regulations were being phased in over an extended period and, while they represent an administrative burden in demonstrating initial compliance and a modest burden in demonstrating on-going compliance, the Trust did not believe the IPPC regulations would otherwise affect the business of RUK.

As a general matter, incentives and regulations affecting RUK were enacted and issued by the Parliament of England for England and Wales and separately by the Scottish Parliament for Scotland. Prior to the Sale, the Trust did not believe that the differences between the versions of the incentives and regulations issued by these two governments would have a material affect on the Trust.

Financing Arrangements

The Trust uses debt to finance certain of the acquisitions and the operation of certain of its investments. Such financing arrangements are specific to the investment financed and are made at the operating company level. These financing arrangements are non-recourse to the Trust and the Trust provides no guarantees of the amounts borrowed under such financing arrangements.

Insurance

The Trust has in place, either directly or through investee companies, insurance typical for activities such as those conducted by the Trust. These policies include, where appropriate and economical, property and casualty, business interruption, workman’s compensation, political risk and key executive life insurance with underwriters and carriers the Trust believes, in consultation with its advisors, to be appropriate. Certain of the insurance carried by the Trust is required by the lenders to certain of its investee companies.

Employees

The Trust does not have employees. The activities of the Trust are performed either by employees of the Managing Shareholder, its affiliates or those of the specific investments of the Trust.

Offices

The principal office of the Trust and the Managing Shareholder is 1314 King Street, Wilmington, Delaware, 19801 and its phone number is 302-888-7444. The Managing Shareholder also maintains offices at 947 Linwood Avenue, Ridgewood, New Jersey, 07450 and a phone number of 201-447-9000.

Available Information

The Trust’s shares are registered under Section 12(g) of the Exchange Act. The Trust must therefore comply with, among other things, the periodic reporting requirements of Section 13(a) of the Exchange Act. As a result, the Trust prepares and files annual reports with the SEC on Form 10-K, quarterly reports on Form 10-Q and, from time to time, current reports on Form 8-K. Moreover, the Managing Shareholder maintains a website at http://www.ridgewoodpower.com that contains important information about the Managing Shareholder, including biographies of key management personnel, as well as information about the investments made by the Trust and the other investment programs managed by the Managing Shareholder.

Where You Can Get More Information

The Trust files annual, quarterly and current reports and certain other information with the SEC. Persons may read and copy any documents the Trust files at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549. You may obtain information on the operation at the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. A copy of any such filings will be provided free of charge to any shareholder upon written request to the Managing Shareholder at its business address - 947 Linwood Avenue, Ridgewood, New Jersey 07450, ATTN: General Counsel.

Reports to Shareholders

The Trust does not anticipate providing annual reports to shareholders but will make available upon request copies of the Trust’s periodic reports to the SEC on Form 10-K and on Form 10-Q.

ITEM 1A. RISK FACTORS

In addition to the other information set forth elsewhere in this report, you should carefully consider the following factors when evaluating the Trust:

RISKS INHERENT IN THE BUSINESSES OF THE TRUST

The Trust has material weaknesses and significant deficiencies in its internal controls over financial reporting.

Material weaknesses and significant deficiencies in internal controls over financial reporting have been identified in connection with the Trust’s audits. These weaknesses primarily relate to the Trust’s inability to complete its reporting obligations on a timely basis as a result of deficient controls and procedures over financial reporting. See Item 9A. “Controls and Procedures” in this report. The inability of the Trust to timely report its results could impact the ability of an investor to adequately understand its investment, restrict the Trust’s ability to conduct its activities and subject the Trust to fines and penalties.

The Trust’s biomass business can be affected by factors including weather and business conditions in other industries.

Greater than normal amounts of rain or snowfall, while benefiting hydroelectric projects of the Trust, could adversely affect the ability of suppliers to provide wood fuel to the Indeck Maine projects, which could result in increased supply costs. Conversely, moderate weather could adversely affect the prices Indeck Maine receives for its electricity generation. As a result, the projects could have to reduce production, or alternatively, suspend its operations. Changes in conditions of the paper, lumber or other wood-products industries in the area of the plants could increase competition for the material used by the Indeck Maine projects for fuel. Such a circumstance could adversely impact operations of the projects by reducing availability of fuel to the plants or by increasing the cost of fuel.

The Trust’s investment in the Egyptian water desalinization business depends on the willingness and ability of tourists to travel to the Egyptian Red Sea resort areas. Factors that reduce that tourism, including acts of terrorism, could have an adverse impact on the business of the Trust.

REFI serves remote hotel resort communities that depend on the willingness and ability of tourists to make discretionary journeys to the Egyptian Red Sea areas. Factors decreasing the willingness or ability of tourists to make these journeys will reduce the demand for the output of the water projects of the Trust. These factors include, but are not limited to, acts of terrorism, the cost of travel to the area and general tourism industry trends. The resort areas of Egypt have experienced acts of terrorism in the past and it is possible that such acts could result in dramatically reduced tourism to the area which would likely have an adverse impact on the output quantity and price of the Trust’s products. Material increases in the cost of travel to the area for reasons such as increases in airfares, taxes or accommodations or other, unrelated changes in traveler preferences can also adversely affect the demand for the products of REFI. The projects of REFI have no alternative markets for their products.

The Trust’s hydroelectric business can be affected by adverse weather conditions.

The Trust’s hydroelectric generation projects rely on rainfall and snowfall to provide water flow for electricity production. Rainfall and snowfall vary from year-to-year and an extended period of below-normal rainfall and/or snowfall would significantly reduce electricity revenue. Each project is entirely dependent on the water flow through where it is located.

The Trust has a significant portion of its investments located outside the United States that can be affected by events beyond the Trust’s control.

The Trust has significant investments in Egypt and, until the sale of its UK operations, significant investments in the UK. As a result, the Trust is subject to certain risks on a country-by-country basis, including changes in domestic and foreign government regulations, licensing requirements, tariffs or taxes and other trade barriers, exchange controls, expropriation, and political and economic instability, including fluctuations in the value of foreign currencies. Certain of these risks may be greater than those commonly experienced in the United States. The exchange rate from local currencies to US dollars may be so unfavorable that the Trust may experience negative net results, when measured in US dollars, even though the performance of the Egyptian or UK businesses may be successful when measured in their local currencies. Also, fluctuations of foreign currencies could reduce the value of, or the ability of, the Trust to make distributions to its shareholders.

The operations of the Trust have limited capital, limited access to new capital and have obligations to third parties for borrowed money.

The Trust’s investments, but not the Trust itself, utilize debt financing, which increases the variability of results and increases the financial risk of the Trust. The rights of the Trust to the cash flow of the projects are subordinated to the obligations of the projects under the debt facilities, which could limit the Trust’s ability to receive cash distributions from the investments. Also, the Trust does not maintain significant reserves for contingencies to offset this risk.

The operations of the Trust may experience competitive price pressure and competition for project development opportunities.

Competition for new project opportunities is based largely on price, service and reliability. While it is difficult to displace the existing projects of the Trust from their customers, competition exists for new projects and this competition may, in some circumstances, drive down the prices of the products and services offered by the Trust’s projects or drive up the costs of its feedstock resources.

The Trust may experience delays and cost overruns in the development of new projects.

As an integral part of its Egyptian businesses, and the UK business prior to its sale in 2007, the Trust identifies, develops and constructs new projects. These processes are inherently uncertain and prone to unforeseen delays and costs which can adversely impact the revenues, expenses and cash flow of the Trust by making completed projects less economically attractive than they were expected to be at the time a commitment was made to building the project. This can also result in the abandonment or liquidation of projects prior to completion.

The projects of the Trust depend on the near-continuous operation of their equipment. Should the productivity of some or all of this equipment be compromised or should the equipment fail altogether, the Trust would be adversely affected. The Trust may also experience difficulty in hiring qualified operating personnel.

The primary equipment of the Trust includes mechanical fuel handling systems, circulating fluidized bed boilers, turbine generator sets, reverse osmosis water purification equipment, reciprocating engine generator sets, water pumping stations and hydroelectric generating equipment. This equipment is subject to mechanical failure that the Trust may not be able to predict and that can render specific projects inoperable for considerable periods of time. This risk also extends to failures of the electricity grid near the Trust’s projects that could prevent the affected project or projects from delivering its electricity. In addition, the Trust may experience price increases for, or difficulty in obtaining, spare parts for its projects and in identifying and hiring personnel qualified to operate, maintain and repair the specialized equipment that make up parts of its projects.

The projects of the Trust are subject to regulatory changes (including changes in environmental regulations) that could significantly reduce revenues or increase expenses of the Trust.

This risk of increased expenses is inherently difficult to predict but could include matters such as the ability of the Egyptian projects to discharge the reject water that is a byproduct of the purification process or requirements on the part of regulators for owners of dams or hydroelectric generators to provide for fish passages either upstream or downstream of the dams that affect US Hydro. Such changes could increase costs at affected projects or prevent certain projects from operating.

Indeck Maine derives a significant portion of its income from renewable energy incentive programs sponsored by state governments. Should states reduce, eliminate or change the compliance requirements for these programs such changes could have a materially adverse impact on the financial performance of the Trust’s investment in Indeck Maine.

REFI must arrange for feedwater, for the disposal of reject water and for a supply of electricity to operate its projects.

REFI depends on third party owners of water rights to source feedwater for their facilities and for the discharge of reject water that is a byproduct of the reverse osmosis process. Should this be restricted, not possible or the price increases significantly, the profitability of the affected sites would be reduced. The REFI projects also depend on third party supply of diesel fuel for electricity generation at certain projects and third party supply of electricity at other projects. Restrictions of availability of these commodities or significant increases in prices would have a negative impact on the affected projects and the Trust.

The Trust or the Managing Shareholder may become involved in litigation.

The Trust faces an inherent business risk of exposure to various types of claims and lawsuits that may arise in the ordinary course of business. Although it is not possible to predict the timing, nature or outcome of such claims or lawsuits should they arise, we believe the chances that any claims or lawsuits arising and resulting, individually or in the aggregate, in a material impact on the Trust to be remote. However, the Trust could in the future incur judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on the results of the Trust. In addition, while the Trust maintains insurance coverage with respect to certain claims, the Trust may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

THE FOLLOWING RISK FACTORS RELATE TO THE TRUST’S RUK ACTIVITIES, WHICH AS DISCUSSED ABOVE, WERE SOLD IN 2007:

The Trust’s UK landfill methane business depends on the production of landfill methane from the landfill sites on which they operate and access to that gas production.

The electricity production of the RUK projects is typically limited by the available amount of landfill methane gas used as fuel by these projects. A number of factors influence the amount of landfill methane gas produced by a landfill site including the quantity and makeup of the waste deposited into the site by the landfill operator, the manner and sequence of the waste deposition, the non-waste materials used to support the landfill structure and the amount of liquid in the landfill. A number of factors also influence the ability of the Trust’s UK personnel to gain access to gas that is being produced by a landfill including the land filling strategy and practices of the landfill site operator. To the extent that these factors limit the production of landfill methane gas or the ability of the projects of the Trust to collect and use that gas at some or all of the landfill sites on which they operate, the affected project or projects may not achieve profitable output levels.

Certain of the RUK projects sell their electricity and ROC output at open market prices and could be adversely affected should prices fall substantially.

With respect to the projects of RUK not subject to NFFO contracts, the output is sold at open market power prices. These prices are fixed from time-to-time in one-year contracts. Should the price of electricity or ROCs fall substantially, the Trust would be adversely affected and it is possible that the projects affected could not be operated profitably.

RISKS RELATED TO THE NATURE OF THE TRUST’S SHARES

The Trust’s shares have severe restrictions on transferability and liquidity and shareholders are required to hold the shares indefinitely.

The Trust’s shares are illiquid investments. There is currently no market for these shares and one is not likely to develop. Because there may be only a limited number of persons who purchase shares and because there are significant restrictions on the transferability of such shares under the Trust’s Declaration of Trust and under applicable federal and state securities laws, it is expected that no public market will develop. Moreover, neither the Trust nor the Managing Shareholder will provide any market for the shares. Shareholders are generally prohibited from selling or transferring their shares except in the circumstances permitted under the Declaration of Trust and applicable law, and all such sales or transfers require the Trust’s consent, which it may withhold at its sole discretion. Accordingly, shareholders have no assurance that an investment can be transferred and must be prepared to bear the economic risk of the investment indefinitely.

Shareholders are not permitted to participate in the Trust’s management or operations and must rely exclusively on the Managing Shareholder.

Shareholders have no right, power or authority to participate in the Trust’s management or decision making or in the management of the Trust’s projects. The Managing Shareholder has the exclusive right to manage, control and operate the Trust’s affairs and business and to make all decisions relating to its operation.

The Trust’s assets are generally illiquid and any disposition of Trust assets is at the discretion of the Managing Shareholder.

The Trust’s interest in projects is illiquid. However, if the Trust were to attempt to sell any such interest, a successful sale would depend upon, among other things, the operating history and prospects for the project or interest being sold, the number of potential purchasers and the economics of any bids made by them. The Managing Shareholder has full discretion to determine whether any project, or any partial interest, should be sold and the terms and conditions under which such project would be sold. Consequently, shareholders will depend on the Managing Shareholder for the decision to sell all or a portion of an asset, or retain it, for the benefit of the shareholders and for negotiating and completing the sale transaction.

The Trust indemnifies its officers, as well as the Managing Shareholder and its employees, for certain actions taken on its behalf. Therefore, the Trust has limited recourse relative to these actions.

The Declaration of Trust provides that the Trust’s officers and agents, the Managing Shareholder, the affiliates of the Managing Shareholder and their respective directors, officers and agents when acting on behalf of the Managing Shareholder or its affiliates on the Trust’s behalf, will be indemnified and held harmless by the shareholders from any and all claims rising out of the Trust’s management, except for claims arising out of bad faith, gross negligence or willful misconduct or a breach of the Declaration of Trust. Therefore, the Trust may have difficulty sustaining an action against the Managing Shareholder, or its affiliates and their officers based on breach of fiduciary responsibility or other obligations to the shareholders.

The Managing Shareholder is entitled to receive a management fee regardless of the Trust’s profitability and also receives cash distributions.

The Managing Shareholder is entitled to receive an annual management fee from the Trust regardless of whether the Trust is profitable in that year. The annual fee, payable monthly, is equal to 2.5% of total capital contributed by shareholders. In addition to its annual management fee, the Managing Shareholder, as compensation for its management services, will receive 20% of the Trust’s cash distributions to shareholders upon the shareholders having received a certain minimum level of distributions as set out in the Declaration of Trust, even though the Managing Shareholder has not contributed any cash to the Trust. Accordingly, shareholders contribute all of the cash utilized for the Trust’s investments and activities. If the Trust’s projects are unsuccessful, the shareholders may lose 100% of their investment while the Managing Shareholder will not suffer any investment losses because it did not contribute any capital. None of the compensation to be received by the Managing Shareholder has been derived as a result of arm’s length negotiations.

Cash distributions are not guaranteed and may be less than anticipated or estimated.

Distributions depend primarily on available cash from project operations. At times, distributions may be delayed to repay the principal and interest on project or Trust borrowings, if any, or to Trust other costs. The Trust’s taxable income will be taxable to the shareholders in the year earned, even if cash is not distributed.

Because the Managing Shareholder manages other electricity generation and infrastructure Trusts, it may have conflicts of interest in its management of the Trust’s operations.

Shareholders will not be involved in the management of the Trust’s operations. Accordingly, they must rely on the Managing Shareholder’s judgment in such matters. Inherent with the exercise of its judgment, the Managing Shareholder will be faced with conflicts of interest. While neither the Trust nor the Managing Shareholder have specific procedures in place in the event of any such conflicting responsibilities, the Managing Shareholder recognizes that it has fiduciary duties to the Trust in connection with its position and responsibilities as Managing Shareholder and it intends to abide by such fiduciary responsibilities in performing its duties. Therefore, the Managing Shareholder and its affiliates will attempt, in good faith, to resolve all conflicts of interest in a fair and equitable manner with respect to all parties affected by any such conflicts of interest. However, the Managing Shareholder is not liable to the Trust for how conflicts of interest are resolved unless it has acted in bad faith, or engaged in gross negligence or willful misconduct.

TAX RISKS ASSOCIATED WITH AN INVESTMENT IN SHARES

The Trust is organized as a Delaware trust and the Managing Shareholder has qualified the Trust as a partnership for federal tax purposes. The principal tax risks to shareholders are that:

•	The Trust may recognize income taxable to the shareholders but may not distribute enough cash to cover the income taxes owed by shareholders on the Trust’s taxable income.

•	The allocation of Trust items of income, gain, loss, and deduction may not be recognized for federal income tax purposes.

•
All or a portion of the Trust’s expenses could be considered either investment expenses (which would be deductible by a shareholder only to the extent the aggregate of such expenses exceeded 2% of such shareholder’s adjusted gross income) or as nondeductible items that must be capitalized.

•
All or a substantial portion of the Trust’s income could be deemed to constitute unrelated business taxable income, such that tax-exempt shareholders could be subject to tax on their respective portions of such income.

•	If any Trust income is deemed to be unrelated business taxable income, a shareholder that is a charitable remainder trust could have all of its income from any source deemed to be taxable.

•	All or a portion of the losses, if any, allocated to the shareholders will be passive losses and thus deductible by the shareholder only to the extent of passive income.

•	The shareholders could have capital losses in excess of the amount that is allowable as a deduction in a particular year.

Although the Trust has obtained an opinion of counsel regarding the matters described in the preceding paragraph, it will not obtain a ruling from the IRS as to any aspect of the Trust’s tax status. The tax consequences of investing in the Trust could be altered at any time by legislative, judicial, or administrative action.

If the IRS audits the Trust, it could require investors to amend or adjust their tax returns or result in an audit of their tax.

The IRS may audit the Trust’s tax returns. Any audit issues will be resolved at the Trust level by the Managing Shareholder. If adjustments are made by the IRS, corresponding adjustments will be required to be made to the federal income tax returns of the shareholders, which may require payment of additional taxes, interest, and penalties. An audit of the Trust’s tax return may result in the examination and audit of a shareholder’s return that otherwise might not have occurred, and such audit may result in adjustments to items in the shareholder’s return that are unrelated to the Trust’s operations. Each shareholder bears the expenses associated with an audit of that shareholder’s return.

In the event that an audit of the Trust by the IRS results in adjustments to the tax liability of a shareholder, such shareholder will be subject to interest on the underpayment and may be subject to substantial penalties.

The tax treatment of the Trust can not be guaranteed for the life of the Trust. Changes in law or regulations may adversely affect any such tax treatment.

Deductions, credits or other tax consequences may not be available to shareholders. Legislative or administrative changes or court decisions could be forthcoming which would significantly change the statements herein. In some instances, these changes could have substantial effect on the tax aspects of the Trust. Any future legislative changes may or may not be retroactive with respect to transactions prior to the effective date of such changes. Bills have been introduced in Congress in the past and may be introduced in the future which, if enacted, would adversely affect some of the tax consequences of the Trust.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Information regarding the Trust’s properties is contained in 1. “Business”, under the heading “Projects and Properties”.

ITEM 3.  LEGAL PROCEEDINGS

On December 30, 2005, an investor in the Trust and entities affiliated with the Trust, Paul Bergeron, on behalf of himself and as Trustee for the Paul Bergeron Trust (the “Plaintiff”), filed a Complaint in Suffolk Superior Court, Commonwealth of Massachusetts, Paul Bergeron v. Ridgewood Electric Power Trust V, et al., Suffolk Superior Court, Docket No. 07-1205 BLS1 (“Bergeron I”). The action was brought against, among others, the Managing Shareholder and persons who are or were officers of the Managing Shareholder alleging violations of the Massachusetts Securities Act, as well as breach of fiduciary duty, fraud, breach of contract, negligent misrepresentation and unjust enrichment, all related to a set of alleged facts and allegations regarding the sale of securities of Trusts (including the Trust) managed by the Managing Shareholder or affiliates of the Managing Shareholder which were sold in private offerings and the operation of those Trusts subsequent to the sale. The Plaintiff is seeking damages of $900,000 plus interest and other damages to be determined at trial.

On January 27, 2006, the Plaintiff, on its own initiative, filed an Amended Complaint and Jury Demand in Massachusetts Superior Court, adding a non-diverse broker-dealer to the action. On February 22, 2006, the case was removed by the defendants to United States District Court for the District of Massachusetts on the basis of diversity jurisdiction, but the defendants alleged that the only non-diverse party had been fraudulently joined by the Plaintiff. On February 27, 2006, a motion to dismiss was filed by the defendants in the District Court. On April 12, 2006, the District Court affirmed its jurisdiction over the case, and dismissed the non-diverse party. On January 10, 2007, the District Court dismissed the Plaintiff’s unjust enrichment case, but denied the motion of the defendants to dismiss as to the remaining claims. Presently, attorneys for the parties are involved in discovery, with a magistrate judge having decided motions to compel brought by the parties during the summer of 2007. A new scheduling order is in the process of being developed by the parties for approval by the District Court. It is expected that a trial date may be set for late 2007 or early 2008.

On March 20, 2007, the Plaintiff commenced a derivative action, in Suffolk Superior Court, Commonwealth of Massachusetts. Paul Bergeron v. Ridgewood Electric Power Trust V, et al., Suffolk Superior Court, Docket No. 07-1205 BLS1 (“Bergeron II”). The Plaintiff joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities to an unaffiliated entity was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. For a description of the sale transaction, see Item 1. “Business – Ridgewood UK.”  The Superior Court denied the request by the Plaintiff for an injunction. The case was then removed by the defendants to the same District Court as Bergeron I, but the District Court remanded the case to Massachusetts Superior Court on July 5, 2007, where it is presently pending.

All defendants in Bergeron I and Bergeron II deny the allegations and intend to defend both actions vigorously.

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed a lawsuit against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and the other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and the other plaintiffs, alleging breach of contract due to unpaid invoices in the total amount of approximately $1,188,000. Discovery is ongoing and no trial date has been set.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Trust’s Investor Shares.

Holders

As of June 30, 2007 and December 31, 2005, 2004 and 2003, there were 1,820, 1,819, 1,812 and 1,806 holders of Investor Shares, respectively.

Dividends

Trust distributions for the three years ended December 31, 2005 were as follows:

	2005	2004	2003
Distributions to Investors	$933,000	$1,399,000	$1,866,000
Distributions per Investor Share	1,000	1,500	2,000
Distributions to Managing Shareholder	9,000	14,000	19,000

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Trust’s consolidated financial statements and related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003, are derived from audited financial statements included in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2002 and 2001 are derived from audited consolidated financial statements that have not been restated, and as a result, may not be comparable to subsequent periods. For further discussion, see Note 2 to the Trust’s Consolidated Financial Statements included in this Form 10-K.

	December 31,
(in thousands, except per share amounts)	2005	2004	2003	2002	2001

Consolidated Statement of Operations Data (1):
Revenues	$32,359	$22,878	$13,729	$9,120	$6,233
Net loss	(1,640)	(4,908)	(8,412)	(4,991)	(4,240)
Net loss per Investor Share	(1,740)	(5,208)	(8,927)	(5,297)	(4,499)
Consolidated Balance Sheet Data (1):
Plant and equipment, net	51,909	52,048	34,919	21,216	17,753
Total assets	100,688	113,108	105,207	67,231	61,606
Long-term debt (less current portion)	16,936	21,065	21,193	19,843	13,878
Capital lease obligations (less current portion)	26,898	23,602	9,693	-	-
Construction advances (less current portion)	23,264	35,685	34,179	-	-
Minority interest	476	3,494	5,715	10,585	10,409
Shareholders' equity	15,654	14,802	19,230	28,244	32,050

(1)
Increase in revenue and plant and equipment in 2004 and total assets in 2003, is due to the increase in the generating capacity of RUK operations, as discussed in the Fund’s Consolidated Financial Statements.

Quarterly financial information is derived from unaudited financial data, which, in the opinion of management, reflects all adjustments, which are necessary to present fairly the results for such interim periods. It is suggested that the quarterly financial data be read in conjunction with the financial statements and the notes thereto included in this Form 10-K.

	Nine months ended September 30,			Three months ended September 30,
(in thousands, except per share amounts)	2005	2004	2003	2005	2004	2003
			(Restated)			(Restated)
Consolidated Statement of Operations Data:
Revenues	$23,807	$16,135	$9,314	$8,176	$5,639	$3,338
Net loss	(1,382)	(3,455)	(5,694)	(397)	(1,660)	(3,572)
Net loss per Investor Share	(1,467)	(3,667)	(6,043)	(421)	(1,762)	(3,791)

	September 30,
(in thousands)	2005	2004	2003
Consolidated Balance Sheet Data:			(Restated)
Plant and equipment, net	$51,943	$45,143	$27,600
Total assets	102,306	111,134	85,052
Long-term debt (less current portion)	17,350	19,710	20,442
Capital lease obligations (less current portion)	28,146	17,646	9,235
Construction advances (less current portion)	24,107	38,032	15,021
Minority interest	1,068	4,112	6,417
Shareholders' equity	12,761	14,928	20,950

	Six months ended June 30,			Three months ended June 30,
(in thousands, except per share amounts)	2005	2004	2003	2005	2004	2003
Consolidated Statement of Operations Data:			(Restated)			(Restated)
Revenues	$15,631	$10,496	$5,976	$8,749	$5,478	$3,184
Net (loss) income	(985)	(1,795)	(2,122)	171	(610)	(336)
Net (loss) income per Investor Share	(1,045)	(1,905)	(2,252)	181	(647)	(357)

	June 30,
(in thousands)	2005	2004	2003
Consolidated Balance Sheet Data:			(Restated)
Plant and equipment, net	$53,827	$41,204	$24,981
Total assets	107,135	103,836	87,142
Long-term debt (less current portion)	18,766	20,698	20,564
Capital lease obligations (less current portion)	28,383	16,029	3,914
Construction advances (less current portion)	25,944	30,839	7,733
Minority interest	2,161	4,883	7,497
Shareholders' equity	13,177	17,087	25,441

	Three months ended March 31,
(in thousands, except per share amounts)	2005	2004	2003
Consolidated Statement of Operations Data:			(Restated)
Revenues	$6,882	$5,018	$2,792
Net loss	(1,156)	(1,185)	(1,786)
Net loss per Investor Share	(1,227)	(1,258)	(1,895)

	March 31,
(in thousands)	2005	2004	2003
Consolidated Balance Sheet Data			(Restated)
Plant and equipment, net	$52,626	$37,884	$23,416
Total assets	109,282	106,592	66,820
Long-term debt (less current portion)	19,538	20,913	19,575
Capital lease obligations (less current portion)	24,075	12,064	1,245
Construction advances (less current portion)	33,517	35,750	-
Minority interest	2,756	5,678	7,482
Shareholders' equity	13,157	17,791	25,358

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Trust’s Consolidated Financial Statements and Notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Trust’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Restatement of Financial Statements

As previously disclosed in its Form 8-K filed with the SEC on July 13, 2007, the consolidated financial statements of the Trust included in the Trust’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003 should no longer be relied upon and that those financial statements should be restated to conform to generally accepted accounting principles. The determination to restate these financial statements and selected financial data was made by the Trust and the Managing Shareholder of the Trust, as a result of the identification of errors, including, the accounting for the accrual and waiver of management fees payable to the Managing Shareholder of the Trust, accounting for professional services, and accounting differences between generally accepted accounting principles in the United States versus those of the UK. Accordingly, this Annual Report on Form 10-K contains restated financial statements for the periods mentioned above.

Overview

The Trust is a Delaware trust formed on March 14, 1996 primarily to make investments in projects and businesses in the energy and infrastructure sectors both in the US and abroad. RRP, a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

The Trust has focused primarily on small-scale electricity generation projects using renewable sources of fuel and on water treatment facilities in remote locations serving hotel resort developments. These projects allow the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. While the Trust may make additional investments in the projects and companies it currently owns, it does not anticipate future investment in projects or companies outside its current portfolio.

As of December 31, 2005, the projects in which the Trust has investments were located in the United States, the UK and Egypt. As of that date, the Trust had investments in landfill gas-fired electric generating projects in the UK with total capacity of 48.7MW, in biomass-fueled electricity generating projects in the US with total generating capacity of 49MW, in hydroelectric generating projects in the US with total capacity of 26.3MW and in projects in Egypt with the capacity to produce approximately 24,500 cubic meters (approximately 6.5 million gallons) of potable water per day and electricity generating capacity of 29.7MW.

The Trust’s accompanying consolidated financial statements include the financial statements of RUK. The Trust’s consolidated financial statements also include the Trust’s 29.2% interest in US Hydro, its 14.1% interest in NEH, its 25% interest in Indeck Maine and its 50% interest in Maine Hydro which are accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of these investments.

The Trust owns a 69.6% interest in RUK and the remaining 30.4% minority interest is owned by the Growth Fund. The interests of the Growth Fund are presented as minority interest in the consolidated financial statements of the Trust.

In January 2007, RUK sold its interests in CLPE as discussed in Note 18 in the accompanying Consolidated Financial Statements. As a result, operating results of the Trust beginning in 2007 will be significantly different than reported for historical periods.

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Trust’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of the Trust’s revenues and expenses during the periods presented. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the financial statements. The Trust believes the following critical accounting policies affect the more significant estimates and judgments in the preparation of the Trust’s consolidated financial statements.

Revenue Recognition

Revenues generated from the sale of electric power are recorded in the month of delivery, based on the estimated volumes sold to customers. Any adjustments are made to reflect actual volumes delivered when the actual volumetric information subsequently becomes available. Final billings do not vary significantly from estimates.

Unbilled Receivables

Unbilled receivables consist of revenue that has been earned but for which no invoices have been issued as the meter readings have not been certified by the customer or appropriate regulatory body. Power generation revenue is recorded in the month of delivery and meter certification can require a period of two to four months in the case of certifications required for the issuance of RO certificates.

Accounts Receivable

Accounts receivable are recorded at invoice price in the period the related revenues are earned, and do not bear interest. No allowance for bad debt expense was provided based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customers.

Plant and Equipment

Plant and equipment, consisting of plant and machinery, vehicles, furniture and fixtures and construction-in-process, are stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets. The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the statement of operations.

 Depreciation is recorded using the straight-line method over the useful lives of the assets, which ranges from 4 to 15 years.

Impairment of Intangibles and Long-Lived Assets

The Trust evaluates intangible assets and long-lived assets, such as plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

Income taxes

The provision in the accompanying consolidated financial statements is made for UK income taxes and no provision is made for United States income taxes as the income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust. The Trust uses the liability method in accounting for income taxes. Deferred income tax reflects, where required, the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for tax purposes.

Foreign Currency Translation

The British Pound Sterling is the functional currency of the Trust’s foreign operation. The consolidated financial statements of the Trust’s non-United States subsidiary is translated into United States dollars. Assets and liabilities are translated into US dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rates during the applicable reporting period. The cumulative foreign currency translation adjustment is a component of other comprehensive income included in shareholders’ equity.

Management Fee

The Trust is charged management fees from its Managing Shareholder. Unpaid management fees accrue interest at 10% per annum. The Managing Shareholder has periodically waived its right to receive a portion of the fees and related interest. Any waived management fees and interest are deemed capital contributions at the time of waiver.

Results of Operations and Changes in Financial Condition

Year ended December 31, 2005 compared to the year ended December 31, 2004

Revenues increased by $9.5 million, or 41.5%, to $32.4 million in 2005 compared to $22.9 million in 2004. This increase was primarily due to increased UK output which was driven by higher capacity and prices. Production output increased by 63,000 megawatt hours (“MWh”), or 24.6%, to 319,000 MWh in 2005 compared to 2004.

Cost of revenues for 2005 was $29.3 million compared to $20.3 million for 2004, an increase of $9 million, or 44.3%. The increase was primarily due to higher royalty expenses of $1.9 million and increased variable payments made to the PowerBank Funds of $2.8 million, both driven by increased output. Additionally, cost of revenues also increased due to increased operating expenses, including maintenance and headcount expenses of $2.4 million and depreciation and amortization expenses of $1 million.

Gross profit increased by $450,000, or 17.3%, to $3 million in 2005 from $2.6 million in 2004. Gross profit margin in 2005 decreased to 9.4% from 11.3% in 2004 as the operating expenses increased at a higher rate than revenues.

General and administrative expenses decreased by $54,000 to $674,000 in 2005 from $728,000 in 2004. The decrease was primarily attributable to lower professional fees and administrative expenses.

The management fee due to the Managing Shareholder of $2.3 million for 2005 was comparable to the 2004 management fee. The management fee was paid to the Managing Shareholder for certain management, administrative and advisory services, office space and other facilities provided to the Trust. For 2005, all but $495,000 of the management fee and accrued interest was waived; for 2004, all but $750,000 was waived.

Impairment of plant and equipment increased $135,000 to $635,000 in 2005. The Trust records impairment of plant and equipment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The environmental reports on certain UK projects acted as a trigger for the impairment, and based on the impairment test performed, the Trust noted a decrease in the estimated future discounted cash flows.

Interest income increased by $136,000 from $544,000 in 2004 to $680,000 in 2005, reflecting higher average cash balances in the 2005 period.

Interest expense increased $1.7 million to $5.5 million in 2005 from $3.8 million in 2004. This was primarily due to increases in capital lease balances associated with the RUK expansion program and also due to increased interest expense incurred on the unpaid balance of management fees payable to the Managing Shareholder.

In 2005, the Trust recorded equity income of $616,000 from its investment in Maine Hydro compared to $529,000 in 2004. The increase in equity income of $87,000 was primarily due to an increase in revenue resulting from higher production in 2005 compared to 2004, partially offset by an increase in cost of revenues. In addition, 2004 equity income included settlement of a legal complaint with the prior manager of the Maine Hydro projects which resulted in the receipt of $500,000 in damages and the waiver of $405,000 in fees as settlement of past due invoices, allocated equally between the Trust and Trust IV.

In 2005, the Trust recorded equity income of $2.2 million from its investment in Indeck Maine compared to an equity loss of $1.6 million in 2004. The increase in equity income of $3.8 million was primarily due to an increase in gross profit in 2005 as compared to 2004 as a result of Indeck Maine experiencing increased revenues due to resumption of one of the operations (“Eastport Project”) in May 2004. This increase was partially offset by an increase in interest expense payable on member loans and increased general and administrative expenses.

In 2005, the Trust recorded an equity loss of $95,000 from its investment in NEH compared to $305,000 in 2004. The decrease in the equity loss of $210,000 was primarily due to an increase in revenues and other income and a decrease in general and administrative expenses. This was partially offset by an increase in cost of revenues resulting from higher production in 2005 compared to 2004 and the increase in provision for bad debts.

In 2005, the Trust recorded equity income of $250,000 from its investment in US Hydro compared to $536,000 in 2004. The decrease in equity income of $286,000 was primarily due to an increase in income tax and consulting expense. This increase in expenses was partially offset by a gain on termination of an electric power sales contract and the gain on sale of US Hydro notes in 2004.

The Trust recorded other expense of $203,000 in 2005 compared to $766,000 in 2004. In 2005 and 2004, other expense included losses on sale-leasebacks of $203,000 and $880,000, respectively. Losses on sale leaseback transactions are recognized at the time of sale if the fair value of the plant and equipment sold was less than the un-depreciated cost of the plant and equipment. In addition, other expense for the year ended December 31, 2004 included other income of $150,000 resulting from the sale of the Trust’s interest in Quantum Conveyer Systems (“Quantum”) in February 2004.

In 2005, the Trust recorded UK income tax expense of $261,000 compared to $10,000 in 2004. The increase in income tax expense was primarily attributable to the increase in current year pre-tax income and the recognition of temporary timing differences between the book and tax basis for the depreciation and amortization expense of UK operations.

Minority interest in the loss of subsidiaries increased by $226,000 from a loss of $1 million in 2004 to $1.2 million in 2005. This was due to an increase in the net loss of the RUK operations in 2005 as compared to 2004.

Total assets at December 31, 2005 were $100.7 million, a decrease of $12.4 million from the December 31, 2004 balance of $113.1 million. This decrease was primarily due to a decrease in cash and cash equivalents $12.6 million as discussed below in “Liquidity and Capital Resources”. Total liabilities decreased $13.3 million from $98.3 million at December 31, 2004 to $85 million at December 31, 2005, primarily due to decreased long-term debt of $4.1 million resulting from normally scheduled payments, repayments of both construction advances of $12.2 million and due to affiliates of $2.5 million, partially offset by an increase in capital lease obligations of $4.4 million. The decrease in due to affiliates was also partially due to forgiveness of management fees due to the Managing Shareholder, as discussed above.

Year ended December 31, 2004 compared to the year ended December 31, 2003

Revenues increased by $9.2 million, or 67.2%, to $22.9 million in 2004 compared to $13.7 million in 2003. This increase was primarily due to increased output which was driven by higher capacity and prices. Production output increased by 38,000 MWh, or 17.4%, to 256,000 MWh in 2004, compared to 2003. Additionally, change in the value of the British Pound Sterling resulted in increased revenues of $2.5 million in 2004 as compared to the same period in 2003.

Cost of revenues for 2004 was $20.3 million compared to $13.4 million for 2003, an increase of $6.9 million, or 51.5%. The increase was primarily due to higher royalty expense of $1.1 million and increased variable payments made to the PowerBank Funds of $1.1 million, both driven by increased output. Additionally, cost of revenues also increased due to increased repairs and maintenance expense of $1.6 million, headcount expense of $1.1 million and depreciation and amortization expense of $1.6 million. In addition, currency changes resulted in an overall increase in cost of revenues of $2.2 million in 2004 as compared to the same period in 2003.

Gross profit increased by $2.3 million to $2.6 million in 2004 compared to $282,000 in 2003. Gross profit margin in 2004 increased to 11.3% from 2.1% in 2003 due to higher revenues associated with the development of new projects which resulted in increased production output and higher prices. Cost of revenues as a percentage of revenues was 88.7% in 2004 as compared to 97.9% in 2003 due to increased revenues, as discussed above.

The management fee due to the Managing Shareholder was $2.3 million for each of 2004 and 2003. For 2004, all but $750,000 of the management fee and accrued interest was waived; for 2003, all but $540,000 was waived.

The Trust recorded impairments of $500,000 and $296,000 for 2004 and 2003, respectively. The environmental reports on certain UK projects acted as a trigger for the impairment and based on the impairment test performed, the Trust noted a decrease in the estimated future discounted cash flows.

Interest income increased by $256,000 from $288,000 in 2003 to $544,000 in 2004 reflecting higher average cash balances on hand due to construction advances received.

Interest expense increased by $1.5 million to $3.8 million in 2004 from $2.3 million in 2003, primarily due to increases in capital lease balances associated with the RUK expansion program and also due to increased interest expense incurred on the unpaid balance of management fees payable to the Managing Shareholder.

In 2004, the Trust recorded equity income of $529,000 from its investment in Maine Hydro compared to an equity loss of $546,000 in 2003. The increase was primarily due to other income recorded for the settlement of a legal complaint with the prior manager of Maine Hydro which resulted in the waiver of certain fees as settlement of past due invoices.

In 2004, the Trust recorded an equity loss of $1.6 million from its investment in Indeck Maine compared to $821,000 in 2003. The increase in equity loss was attributable to the increase in repairs and maintenance costs incurred as the result of refurbishing, staffing and restarting the previously idle Eastport plant, partially offset by an increase in revenues due to resumption of the operation of the Eastport Project in May 2004.

In 2004, the Trust recorded an equity loss of $305,000 from its investment in NEH compared to an equity loss of $542,000 in 2003. The decrease in equity loss in 2004 was primarily attributed to decreases in loss on sale of equipment, general and administrative expenses, provision for bad debts and the write-down of equipment, partially offset by an increase in depreciation expense.

In 2004, the Trust recorded equity income of $536,000 from its investment in US Hydro compared to an equity loss of $2.4 million in 2003. The increase in equity income of $3 million was primarily due to the impairment of goodwill, impairment of intangibles and the write-down of notes receivable recorded in 2003.

Other expense increased by $569,000 from $197,000 in 2003 to $766,000 in 2004. In 2004, other expense included loss on sale-leasebacks of $880,000, partially offset by income of $150,000 from the sale of the Trust’s interest in Quantum in February 2004.

The Trust recorded UK income tax expense of $10,000 for the year ended December 31, 2004 as compared to an income tax benefit of $235,000 for the comparable prior year period. The increase in income tax expense was primarily attributable to the increase in current year pre-tax income and the recognition of temporary timing differences between the book and tax basis for the depreciation and amortization expense of UK operations.

Total assets at December 31, 2004 were $113.1 million, an increase of $7.9 million from the December 31, 2003 balance of $105.2 million. This increase was primarily due to an increase of $17.1 million in plant and equipment, which includes a $4 million positive effect of foreign exchange, partially offset by a decrease of $10.3 million in cash and cash equivalents, which includes a $1.8 million positive effect of foreign exchange. Total liabilities increased $12.3 million from $86 million at December 31, 2003 to $98.3 million at December 31, 2004, primarily due to an increase in capital lease obligations of $15 million, which includes a $1.9 million increase due to the effect of foreign exchange, partially offset by a decrease in minority interest of $2.2 million. The increase in plant and equipment and capital lease obligations resulted from new projects put into operation during the 2004 period.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

Total revenues increased $7.7 million, or 47.8%, to $23.8 million for the nine months ended September 30, 2005 compared to $16.1 million for the same period in 2004. This increase was primarily due to increased UK output which was driven by higher capacity and prices. Production output for the nine months ended September 30, 2005 increased by 46,000 MWh, or 24.4%, over the same period in 2004.

Cost of revenues for the nine months ended September 30, 2005 was $21.3 million compared to $14.7 million for the same period in 2004. The increase of $6.6 million, or 44.9%, was primarily due to higher royalty expenses of $1.5 million and increased variable payments made to the PowerBank Funds of $2 million, both driven by increased output. Additionally, cost of revenues also increased due to increased repairs and maintenance expense of $599,000 and depreciation and amortization expense of $813,000.

Gross profit increased $1 million to $2.5 million for the nine months ended September 30, 2005 compared to $1.5 million for the same period in 2004. Gross profit margin for the nine months ended September 30, 2005 increased to 10.4% from 9.1% for the same period in 2004 due to higher revenues associated with the development of new projects which resulted in increased production output and higher prices. Cost of revenues as a percentage of revenues was 89.6% in 2005 as compared to 90.9% in 2004.

General and administrative expenses increased by $215,000 to $655,000 for the nine months ended September 30, 2005 from $440,000 for the same period in 2004. The increase was primarily attributable to higher professional fees.

The management fee due to the Managing Shareholder was $1.7 million for each of the nine months ended September 30, 2005 and 2004.

Impairment of plant and equipment was $498,000 for the nine months ended September 30, 2004. The environmental reports on certain UK projects acted as a trigger for the impairment and based on the impairment test performed, the Trust noted a decrease in the estimated future discounted cash flows.

Interest income increased by $158,000 from $351,000 for the nine months ended September 30, 2004 to $509,000 for the same period in 2005, which resulted from higher average cash balances on hand due to construction advances received.

Interest expense for the nine months ended September 30, 2005 was $4 million compared to $2.7 million for the same period in 2004. The increase of $1.3 million was primarily due to increases in capital lease balances associated with the RUK expansion program.

For the nine months ended September 30, 2005, the Trust recorded equity income of $484,000 from its investment in Maine Hydro compared to $616,000 for the same period in 2004. In 2004, the equity income included settlement of a legal complaint with the prior manager of Maine Hydro which resulted in the waiver of certain fees as settlement of past due invoices. This was partially offset by an increase in revenues for the nine months ended September 30, 2005.

For the nine months ended September 30, 2005, the Trust recorded equity income of $1 million from its investment in Indeck Maine compared to an equity loss of $1.4 million for the same period in 2004. The increase in equity income of $2.4 million was primarily due to an increase in gross profit for the nine months ended 2005 as compared to the same period in 2004 as a result of Indeck Maine experiencing increased revenues due to resumption of the operation of the Eastport Project in May 2004. This was partially offset by an increase in interest expense payable on member loans and increased general and administrative expenses.

For the nine months ended September 30, 2005, the Trust recorded an equity loss of $107,000 from its investment in NEH compared to $222,000 for the same period in 2004. The decrease in the equity loss of $115,000 was primarily due to an increase in revenue and other income resulting from the recovery of advances related to the Dubai project. This was partially offset by an increase in cost of revenues and interest expenses.

For the nine months ended September 30, 2005, the Trust recorded equity income of $325,000 from its investment in US Hydro compared to $484,000 in the 2004 period. The decrease in equity income of $159,000 was primarily due to an increase in income tax expenses, partially offset by an increase in revenues. In addition, equity income for the nine months ended September 30, 2004 included a gain on termination of an electric power sales contract and a gain on sales of US Hydro notes.

The Trust recorded other expense of $205,000 for the nine months ended September 30, 2005 and other income of $16,000 for the same period in 2004. In the first nine months of each of 2005 and 2004, the Trust recorded loss on sale-leasebacks of $203,000 and $102,000, respectively. In addition, other income for the nine months ended September 30, 2004 included income of $150,000 received from the sale of the Trust’s interest in Quantum sold in February 2004.

For the nine months ended September 30, 2005, the Trust recorded a UK income tax expense of $152,000, compared to expense of $7,000 in the 2004 period. The increase in income tax expense was primarily attributable to the increase in current year pre-tax income and the recognition of temporary timing differences between the book and tax basis for the depreciation and amortization expense of UK operations.

Minority interest in the loss of subsidiaries was $694,000 for the first nine months of 2005 as compared to $660,000 for the first nine months of 2004. The increase of $34,000 was attributable to an increase in the loss of RUK operations.

Total assets at September 30, 2005 were $102.3 million, a decrease of $10.8 million from the December 31, 2004 balance of $113.1 million. This decrease was primarily due to a decrease in cash and cash equivalents of $9.7 million. Total liabilities decreased $8.8 million from $98.3 million at December 31, 2004 to $89.5 million at September 30, 2005. This decrease was primarily due to decreases of $11.6 million and $3.7 million in construction advances and long-term debt, respectively, partially offset by an increase of $5.6 million in capital lease obligations.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Total revenues increased $6.8 million, or 73.1%, to $16.1 million for the nine months ended September 30, 2004 from $9.3 million for the nine months ended September 30, 2003. This increase was primarily due to the increased UK output which was driven by higher capacity and prices. Production output for the nine months ended September 30, 2004 increased 35,900 MWh, or 23.5%, as compared to the same period in 2003. In addition, the change in the value of the British Pound Sterling from 2003 to 2004 resulted in increased revenues of $1.9 million.

Cost of revenues for the nine months ended September 30, 2004 was $14.7 million, as compared to $9.5 million for the same period in 2003, an increase of $5.2 million, or 54.7%. The increase was primarily due to higher royalty expenses of $703,000 and increased variable payments made to the PowerBank Funds of $842,000, both driven by increased output and increased repair and maintenance expenses of $1.4 million, headcount expense of $848,000 and depreciation and amortization expense of $1.1 million. In addition, the change in the value of the British Pound Sterling resulted in an overall increase in cost of revenues of $1.7 million.

Gross profit increased by $1.6 million from a loss of $154,000 for the nine months ended September 30, 2003 to a profit of $1.5 million for the same period in 2004. Gross profit margin for the nine months ended September 30, 2004 increased to 9.1% from a loss of 1.7% for the same period in 2003 due to higher revenues associated with the development of new projects which resulted in increased production output and higher prices. Cost of revenues as a percentage of revenues was 90.9% for the nine months ended September 30, 2004 as compared to 101.7% for the same period in 2003.

General and administrative expenses decreased by $480,000 from $920,000 for the nine months ended September 30, 2003 to $440,000 for the nine months ended September 30, 2004. The decrease was primarily attributable to lower professional fees and administrative expenses related to RUK operations.

The management fee due to the Managing Shareholder was $1.7 million for each of the nine months ended September 30, 2004 and 2003.

The Trust recorded impairment of plant and equipment of $498,000 and $292,000 for the nine months ended September 30, 2004 and 2003, respectively. The environmental reports on certain UK projects acted as a trigger for the impairment and based on the impairment test performed, the Trust noted a decrease in the estimated future discounted cash flows.

Interest income for the nine months ended September 30, 2004 was $351,000 compared to $213,000 for the 2003 period, an increase of $138,000, due to increased cash balances from additional construction advances received.

Interest expense for the nine months ended September 30, 2004 was $2.7 million compared to $1.2 million for the same period in 2003. The increase of $1.5 million was primarily due to increases in capital lease obligation associated with the RUK expansion program.

For the nine months ended September 30, 2004, the Trust recorded equity income of $616,000 from its investment in Maine Hydro compared to an equity loss of $107,000 in the 2003 period. The increase in equity income of $723,000 was primarily due to a decrease in cost of revenues and an increase in other income resulting from the settlement of a legal complaint with the prior manager of Maine Hydro which resulted in the waiver of certain fees as settlement of past due invoices.

For the nine months ended September 30, 2004, the Trust recorded an equity loss of $1.4 million from its investment in Indeck Maine compared to $248,000 for the same period in 2003. The increase in equity loss of $1.2 million was primarily due to an increase in repair and maintenance costs incurred as the result of refurbishing, staffing and restarting the previously idle Eastport plant and an increase in interest expense, partially offset by an increase in revenues due to the resumption of operations in the Eastport Project in May 2004.

For the nine months ended September 30, 2004, the Trust recorded equity income of $484,000 from its investment in US Hydro compared to an equity loss of $1.9 million in the 2003 period. The increase in equity income of $2.4 million in 2004 was primarily due to the write-down of notes receivable and impairment of goodwill and intangibles in 2003.

Other income for the nine months ended September 30, 2004 was $16,000 compared to other expense of $134,000 for the same period in 2003. For the nine months ended September 30, 2004, other income included $150,000 received for the sale of the Trust’s interest in Quantum, partially offset by loss on sale-leasebacks of $102,000.

During the nine months ended September 30, 2004, the Trust recorded UK income tax expense of $7,000 compared to a benefit of $208,000 for the same period in 2003. The increase in income tax expense was primarily attributable to the increase in current year pre-tax income and the recognition of temporary timing differences between the book and tax basis for the depreciation and amortization expense of UK operations.

Minority interest in the loss of subsidiaries was $660,000 for the nine months ended September 30, 2004 compared to $819,000 for the nine months ended September 30, 2003. The decrease was primarily due to an increase in the Trust’s ownership of RUK during the second quarter of 2003 and an increase in earnings of UK operations in 2004.

Total assets at September 30, 2004 were $111.1 million, an increase of $5.9 million from the December 31, 2003 balance of $105.2 million. This increase was primarily due to increases of $10.2 million in plant and equipment due to the RUK expansion program, $2.8 million in due from affiliates and $1.2 million in accounts receivable, partially offset by decreases of $7.5 million in cash and cash equivalents and $1.4 million in net intangible assets. Total liabilities increased $10.2 million from $86 million at December 31, 2003 to $96.2 million at September 30, 2004, primarily due to increased capital lease obligations of $9.1 million and construction advances of $4 million, partially offset by decreases in accounts payable and accrued expenses of $1.1 million and long-term debt of $1.3 million.

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

Total revenues increased $2.6 million, or 46.4%, to $8.2 million in the third quarter of 2005, compared to $5.6 million for the third quarter of 2004. This increase was primarily due to increased UK output, which was driven by higher capacity and prices. Production output increased 15,800 MWh, or 25.3%, to 78,100 MWh for the third quarter of 2005 compared to the 2004 period.

Cost of revenues for the third quarter of 2005 was $7.9 million, an increase of $2.6 million, or 49.1%, compared to $5.3 million in the third quarter of 2004. The increase was primarily due to higher royalty expenses of $521,000 and increased variable payments made to the PowerBank Funds of $836,000, both driven by increased output. Additionally, cost of revenues also increased due to increases in repair and maintenance expenses of $470,000 and depreciation and amortization expenses of $247,000.

General and administrative expenses increased $167,000 to $257,000 in the third quarter of 2005 as compared to the same period in 2004, primarily attributable to higher professional fees.

Interest expense for the three months ended September 30, 2005 was $1.4 million compared to $1.1 million for the same period in 2004, primarily due to increases in capital lease balances associated with the RUK expansion program and also due to increased interest expense incurred on the unpaid balance of management fees payable to the Managing Shareholder.

For the three months ended September 30, 2005, the Trust recorded an equity loss of $222,000 from its investment in Maine Hydro compared to $5,000 in the 2004 period. The increase in the equity loss of $217,000 was primarily due to an increase in cost of revenues.

For the three months ended September 30, 2005, the Trust recorded equity income of $1.5 million from its investment in Indeck Maine compared to an equity loss of $347,000 in the 2004 period. The increase in equity income of $1.8 million was primarily due to an increase in renewable attribute revenue resulting from higher production in the third quarter of 2005 compared to the same period in 2004, partially offset by an increase in cost of revenues.

For the three months ended September 30, 2005, the Trust recorded equity income of $12,000 from its investment in NEH compared to an equity loss of $95,000 in the 2004 period. The increase in equity income of $107,000 was primarily due to an increase in revenues and other income resulting from the recovery of advances related to the Dubai project. This was partially offset by an increase in cost of revenues and interest expenses.

The Trust recorded other expense of $205,000 and $32,000 for the three months ended September 30, 2005 and 2004, respectively.  The increase in other expense was primarily due to the loss on sale-leasebacks of $203,000 recorded in the three months ended September 30, 2005.

Minority interest in the loss of subsidiaries increased from $246,000 in the third quarter of 2004 to $577,000 in the third quarter of 2005. The increase of $331,000 was primarily due to an increase in the net loss of the RUK operations in 2005 compared to 2004.

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

Total revenues increased $2.3 million, or 69.7%, to $5.6 million in the third quarter of 2004 compared to $3.3 million for the same quarter in 2003. This increase was primarily due to increased UK output which was driven by higher capacity and prices. Production output increased 9,100 MWh, or 17.2%, to 62,300 MWh in the third quarter of 2004 compared to the 2003 period. In addition, the change in the value of the British Pound Sterling from 2003 to 2004 resulted in increased revenues of $644,000.

Cost of revenues increased from $3.4 million in the third quarter of 2003 to $5.3 million in the third quarter of 2004, an increase of $1.9 million, or 55.9%. This increase was primarily due to higher royalty expenses of $262,000 and increased variable payments made to the PowerBank Funds of $278,000, both driven by increased output and increased repair and maintenance expenses of $629,000 and depreciation and amortization expenses of $450,000. In addition, the change in the value of the British Pound Sterling resulted in increased cost of revenues of approximately $608,000.

General and administrative expenses decreased $490,000 from $580,000 in the third quarter of 2003 to $90,000 in the third quarter of 2004 primarily due to lower professional fees.

Interest expense for the three months ended September 30, 2004 was $1.1 million compared to $148,000 for the same period in 2003, primarily due to increases in capital lease balances associated with the RUK expansion program and also due to increased interest expense incurred on the unpaid balance of management fees payable to the Managing Shareholder.

For the three months ended September 30, 2004, the Trust recorded an equity loss of $5,000 from its investment in Maine Hydro compared to $317,000 in the 2003 period. The decrease in the equity loss of $312,000 was primarily due to the lower operating expenses incurred in the 2004 period as a result of the termination of a third party operation and maintenance agreement under which the Maine projects previously operated.

For the three months ended September 30, 2004, the Trust recorded an equity loss of $347,000 from its investment in Indeck Maine compared to $417,000 in the 2003 period. The decrease in equity loss of $70,000 was primarily due to an increase in revenues as a result of the Eastport Project operating in the 2004 period and a decrease in repairs and maintenance expenses incurred during the refurbishment of the Eastport Project. This was partially offset by an increase in cost of revenues.

For the three months ended September 30, 2004, the Trust recorded an equity loss of $95,000 from its investment in NEH compared to equity income of $5,000 in the 2003 period. The increase in the equity loss of $100,000 was primarily due to an increase in cost of revenues and general and administrative expenses, partially offset by an increase in revenues.

For the three months ended September 30, 2004, the Trust recorded an equity loss of $78,000 from its investment in US Hydro compared to $1.8 million in the 2003 period. The decrease in the equity loss of $1.7 million was primarily due to the impairment of goodwill and write-down of US Hydro notes in 2003, partially offset by the increase in revenues in 2004.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

Revenues increased $5.1 million, or 48.6%, to $15.6 million for the six months ended June 30, 2005 as compared to $10.5 million for the six months ended June 30, 2004. The increase was primarily due to increased UK output which was driven by higher capacity and prices. Production output increased by 30,200 MWh, or 23.9%, to 156,600 MWh for the six months ended June 30, 2005 as compared to the 2004 period.

Cost of revenues increased $4.1 million, or 44.1%, to $13.4 million for the six months ended June 30, 2005 from $9.3 million for the six months ended June 30, 2004. The increase was primarily due to higher royalty expenses of $1 million and increased variable payments made to the PowerBank Funds of $1.2 million, both driven by increased output and increased operating expenses, including maintenance and headcount expenses of $1.4 million and depreciation and amortization expense of $566,000.

General and administrative expenses increased $48,000, or 13.7%, to $398,000 for the six months ended June 30, 2005 from $350,000 for the six months ended June 30, 2004. The increase was primarily attributable to increases in professional fees.

The management fee due to the Managing Shareholder was $1.2 million for the first half of both 2005 and 2004.

The Trust recorded an impairment of plant and equipment of $498,000 for the six months ended June 30, 2004. The environmental reports on certain UK projects acted as a trigger for the impairment and based on the impairment test performed, the Trust noted a decrease in the estimated future discounted cash flows.

Interest expense for the six months ended June 30, 2005 was $2.6 million compared to $1.6 million for the same period in 2004. The increase of $1 million was primarily due to increased capital lease obligations associated with the RUK expansion construction program and also due to increased interest expense incurred on the unpaid balance of management fees payable to the Managing Shareholder.

For the first half of 2005, the Trust recorded an equity loss of $450,000 from its investment in Indeck Maine compared to $1.1 million for the same period in 2004. The decrease in the equity loss of $650,000 was primarily due to an increase in gross profit resulting from higher production in 2005, partially offset by an increase in interest expense payable on member loans and increased general and administrative expenses.

For the first half of 2005, the Trust recorded equity income of $423,000 from its investment in US Hydro compared to $562,000 for the same period in 2004. The decrease in equity income of $139,000 was primarily due to an increase in income tax and consulting expense, partially offset by an increase in revenues due to higher levels of precipitation in 2005.

Minority interest in the loss of subsidiaries decreased from $414,000 in the first half of 2004 to $117,000 in the first half of 2005. The decrease of $297,000 in the loss of subsidiaries was attributable to a decrease in the net loss of the RUK operations for the 2005 period.

Total assets at June 30, 2005 were $107.1 million, a decrease of $6 million from the December 31, 2004 balance of $113.1 million. This decrease was primarily due to a decrease in cash and cash equivalents of $6.5 million. Total liabilities decreased $4.3 million from $98.3 million at December 31, 2004 to $94 million at June 30, 2005. This decrease was primarily the result of decreases of $9.9 million in construction advances, $2.3 million in long-term debt, $1.3 million in minority interest and $496,000 in due to affiliates, partially offset by increases of $5.7 million in capital lease obligations and $4.1 million in accounts payable and accrued expenses.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

Total revenues increased $4.5 million, or 75%, to $10.5 million for the six months ended June 30, 2004 compared to $6 million for the first six months of 2003. The increase was primarily due to increased UK output which was driven by higher capacity and prices. Production output increased 26,700 MWh, or 26.8%, to 126,400 MWh for the six months ended June 30, 2004 compared to the same period in 2003. Foreign currency fluctuations increased total revenues by approximately $1.2 million for the six months ended June 30, 2004 compared to the same period in 2003.

Cost of revenues for the six months ended June 30, 2004 was $9.3 million compared to $6.1 million for the same period in 2003. The increase of $3.2 million, or 52.5%, was due to higher royalty expenses of $441,000 and increased variable payments made to the PowerBank Funds of $564,000, both driven by increased output and increased operating expenses, including maintenance and headcount expenses of $1.7 million and depreciation and amortization expenses of $681,000.

The management fee due to the Managing Shareholder was $1.2 million for each of the six-month periods ended June 30, 2004 and 2003.

The Trust recorded impairment of plant and equipment of $498,000 and $292,000 for the six months ended June 30, 2004 and 2003, respectively. The environmental reports on certain UK projects acted as a trigger for the impairment and based on the impairment test performed, the Trust noted a decrease in the estimated future discounted cash flows.

Interest income for the six months ended June 30, 2004 was $236,000 compared to $96,000 for the same period in 2003. The increase of $140,000 was primarily a result of higher average cash balances due to construction advances received for the RUK expansion program.

Interest expense for the six months ended June 30, 2004 was $1.6 million compared to $1 million for the same period in 2004. The increase of $600,000 was primarily due to increased capital lease balances associated with the RUK expansion program and also due to increased interest expense incurred on the unpaid balance of management fees payable to the Managing Shareholder.

In the first half of 2004, the Trust recorded equity income of $621,000 from its investment in Maine Hydro compared to $210,000 in the 2003 period. The increase in equity income of $411,000 was primarily due to the settlement of a legal complaint with the prior manager of Maine Hydro which resulted in the waiver of certain fees as settlement of past due invoices. Additionally, the increase in equity income was also due to a decrease in insurance expenses, labor costs and depreciation and amortization expenses.

In the first half of 2004, the Trust recorded an equity loss of $1.1 million from its investment in Indeck Maine compared to equity income of $169,000 for the same period in 2003. The decrease in equity income of $1.3 million was primarily due to the increase in repairs and maintenance costs incurred as the result of refurbishing, staffing and restarting the previously idle Eastport plant.

In the first half of 2004, the Trust recorded an equity loss of $127,000 from its investment in NEH compared to $251,000 for the same period in 2003. The decrease in equity loss of $124,000 was primarily due to a write-down of equipment in 2003 and increased revenues in 2004.

In the first half of 2004, the Trust recorded equity income of $562,000 from its investment in US Hydro compared to an equity loss of $76,000 for the same period in 2003. The increase in equity income of $638,000 was primarily due to the decrease in write-down of notes receivable and income tax benefit in 2003. This was partially offset by a decrease in revenues resulting from lower precipitation levels in 2004.

The Trust recorded other income of $48,000 for the six months ended June 30, 2004 compared to other expense of $109,000 for the same period in 2003. The other income recorded for the first half of 2004 was primarily due to the sale of the Trust’s interest in Quantum in February 2004 for $150,000.

In the first half of 2004, the Trust recorded UK income tax expense of $4,000 compared to an income tax benefit of $151,000 in the first half of 2003. The increase in income tax expense was primarily attributable to the increase in current year pre-tax income and the recognition of temporary timing differences between the book and tax basis for the depreciation and amortization expense of UK operations.

Minority interest in the loss of subsidiaries decreased by $189,000 from a loss of $603,000 in the first half of 2003 to a loss of $414,000 for the same period in 2004. The decrease was primarily due to an increase in the Trust’s ownership of Ridgewood UK during the second quarter of 2003 and the decrease in the 2004 first half loss of RUK operations.

Total assets at June 30, 2004 were $103.8 million, a decrease of $1.4 million from the December 31, 2003 balance of $105.2 million. This decrease was primarily due to a decrease in cash and cash equivalents of $14.8 million mostly offset by increases of $6.3 million and $6.1 million in plant and equipment and due from affiliates, respectively. Total liabilities increased $700,000 from $86 million at December 31, 2003 to $86.7 million at June 30, 2004, primarily due to an increase in capital lease obligations of $7.1 million mostly offset by a decrease in construction advances of $3.3 million and a decrease in accounts payable and accrued expenses of $1.8 million.

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

Total revenues increased $3.3 million, or 60%, to $8.8 million in the second quarter of 2005 as compared to $5.5 million in the second quarter of 2004. The increase was primarily due to increased UK output which was driven by higher capacity and prices. Production output increased by 16,600 MWh, or 26.5%, to 79,200 MWh for the second quarter of 2005 compared to the 2004 period.

Cost of revenues for the quarter ended June 30, 2005 increased $2.8 million, or 60.9%, to $7.4 million as compared to $4.6 million in the 2004 period. The increase was primarily due to higher royalty expenses of $728,000 and increased variable payments made to the PowerBank Funds of $892,000, both driven by increased output and increased operating expenses, including maintenance and headcount expenses of $889,000 and depreciation and amortization expenses of $279,000.

General and administrative expenses increased $54,000, or 38.8%, to $193,000 in the second quarter of 2005 compared to $139,000 in the 2004 period, primarily due to higher professional fees.

The Trust recorded impairment of $498,000 for the three months ended June 30, 2004. The environmental reports on certain UK projects acted as a trigger for the impairment and based on the impairment test performed, the Trust noted a decrease in the estimated future discounted cash flows.

Interest expense for the three months ended June 30, 2005 was $1.4 million compared to $815,000 for the same period in 2004. The increase of $585,000 was primarily due to increased capital lease obligations associated with the RUK expansion program and also due to increased interest expense incurred on the unpaid balance of management fees payable to the Managing Shareholder.

For the second quarter of 2005, the Trust recorded equity income of $480,000 from its investment in Maine Hydro compared to $555,000 for the same period in 2004. The decrease in equity income of $75,000 was primarily due to other income recorded in 2004 relating to settlement of a legal complaint with the prior manager of Maine Hydro which resulted in the waiver of certain fees as settlement of past due invoices. This was partially offset by an increase in revenues resulting from higher production.

For the second quarter of 2005, the Trust recorded equity income of $110,000 from its investment in Indeck Maine compared to an equity loss of $477,000 in the 2004 period. The increase in equity income of $587,000 was primarily due to an increase in gross profit resulting from the resumption of operations of the Eastport Project in May 2004.

For the second quarter of 2005, minority interest in the earnings of subsidiaries increased from a loss of $231,000 in the second quarter of 2004 to earnings of $13,000 in the 2005 period attributable to a decrease in the net loss of the RUK operations for the 2005 period.

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

Total revenues increased $2.3 million, or 71.9%, to $5.5 million in the second quarter of 2004 compared to $3.2 million in the second quarter of 2003. The increase was primarily due to increased UK output which was driven by higher capacity and prices. Production output increased 9,500 MWh, or 18%, to 62,600 MWh in the second quarter of 2004 compared to the 2003 period. Foreign currency fluctuations increased total revenues by approximately $581,000 for the second quarter of 2004 as compared to the same period in 2003.

Cost of revenues for the second quarter of 2004 was $4.6 million compared to $3.1 million in the second quarter of 2003, an increase of $1.5 million, or 48.4%. The increase was primarily due to higher variable payments made to the PowerBank Funds of $301,000, driven by increased output, and increases in operating expenses, including maintenance and headcount expenses of $680,000 and depreciation and amortization expenses of $398,000.

For the quarters ended June 30, 2004 and 2003, the Trust recorded an impairment of plant and equipment of $498,000 and $292,000, respectively. The environmental reports on certain UK projects acted as a trigger for the impairment and based on the impairment test performed, the Trust noted a decrease in the estimated future discounted cash flow.

Interest income for the second quarter of 2004 was $150,000 compared to $53,000 for the same period in 2003. This increase of $97,000 was primarily due to increases in average cash balances resulting from higher construction advances received for the UK expansion program.

Interest expense for the second quarter of 2004 was $815,000 compared to $571,000 for the same period in 2003. The increase of $244,000 was primarily due to increased capital lease obligations associated with the RUK expansion program and also due to increased interest expense incurred on the unpaid balance of management fees payable to the Managing Shareholder.

For the second quarter of 2004, the Trust recorded equity income of $555,000 from its investment in Maine Hydro compared to $270,000 for the same period in 2003. The increase of $285,000 was primarily due to other income recorded for the settlement of a legal complaint with the prior manager of Maine Hydro which also included the waiver of certain fees as settlement of past due invoices.

For the second quarter of 2004, the Trust recorded an equity loss of $477,000 from its investment in Indeck Maine compared to equity income of $346,000 for the same period in 2003. The decrease in equity income of $823,000 was primarily due to an increase in repairs and maintenance costs incurred as the result of refurbishing, staffing and restarting the previously idle Eastport plant.

For the second quarter of 2004, the Trust recorded an equity loss of $62,000 from its investment in NEH which compared to $154,000 for the same period in 2003, a decrease of $92,000. The decrease in equity loss was primarily due to an increase in revenues and a decrease in general and administrative expenses partially offset by an increase in cost of revenues.

For the second quarter of 2004, the Trust recorded equity income of $282,000 from its investment in US Hydro compared to $349,000 for the same period in 2003. The decrease in equity income of $67,000 was primarily due to the lower output achieved as a result of the decrease in precipitation and by an increase in operating expenses.

Minority interest in the loss of subsidiaries decreased $98,000 from $329,000 in the second quarter of 2003 to $231,000 in the second quarter of 2004. The decrease was primarily due to an increase in the Trust’s ownership of Ridgewood UK during the second quarter of 2003 and also due to an increase in earnings of RUK operations in 2004.

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Total revenues increased $1.9 million, or 38%, to $6.9 million in the first quarter of 2005 as compared to $5 million in the first quarter of 2004. The increase was primarily due to increased RUK output which was driven by higher capacity and prices. Production output increased by 13,600 MWh, or 21.3%, to 77,300 MWh for the three months ended March 31, 2005 compared to the 2004 period.

Cost of revenues for the first quarter of 2005 was $6 million compared to $4.7 million in the first quarter of 2004, an increase of $1.3 million, or 27.7%. The increase was primarily due to higher royalty expenses of $318,000 and increased variable payments made to the PowerBank Funds of $276,000, both driven by increased output, and increased operating expenses, including maintenance and headcount expenses of $494,000 and depreciation and amortization expenses of $286,000.

The management fee due to the Managing Shareholder was $583,000 for each of the three-month periods ended March 31, 2005 and 2004.

Interest expense for the first quarter of 2005 was $1.2 million compared to $772,000 for the same period in 2004. The increase of $428,000 was primarily due to increased capital lease obligations associated with the RUK expansion program and also due to increased interest expense incurred on the unpaid balance of management fees payable to the Managing Shareholder.

For the first quarter of 2005, the Trust recorded equity income of $226,000 from its investment in Maine Hydro compared to $66,000 for the same period in 2004, an increase of $160,000, primarily due to an increase in revenues from higher production in 2005.

For the first quarter of 2005, the Trust recorded equity income of $186,000 from its investment in US Hydro compared to $280,000 for the same period in 2004. The decrease in equity income of $94,000 was primarily due to increased income tax expense and decreased gain on sale of US Hydro notes. This was partially offset by an increase in revenue due to higher precipitation levels and decreased cost of revenues.

The Trust recorded other income of $150,000 for the three months ended March 31, 2004 resulting from the sale of the Trust’s interest in Quantum in February 2004.

Minority interest in the loss of subsidiaries decreased $53,000 from $183,000 in the first quarter of 2004 to $130,000 in the first quarter of 2005. This was primarily due to the decrease in the 2005 first quarter net loss from RUK operations.

Total assets at March 31, 2005 were $109.3 million, a decrease of $3.8 million from the December 31, 2004 balance of $113.1 million. Current assets decreased by $3.5 million primarily due to a decrease in cash and cash equivalents of $4.3 million, partially offset by increases in unbilled receivables and due from affiliates. Total liabilities decreased $2.2 million from $98.3 million at December 31, 2004 to $96.1 million at March 31, 2005. This decrease in total liabilities was primarily due to decreases of $2.5 million and $1.4 million in construction advances and long-term debt, respectively, partially offset by an increase of $1.1 million in capital lease obligations.

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

Total revenues increased $2.2 million, or 78.6%, to $5 million in the first quarter of 2004 compared to $2.8 million in the first quarter of 2003. The increase was primarily due to increased UK output which was driven by higher capacity and prices. Production output increased 17,200 MWh, or 36.9%, to 63,700 MWh for the first quarter of 2004 compared to the 2003 period. Additionally, foreign currency fluctuations increased total revenues by approximately $635,000 for first quarter of 2004 as compared to the same period in 2003.

Cost of revenues for the first quarter of 2004 was $4.7 million compared to $2.9 million in the first quarter of 2003. The increase of $1.8 million, or 62.1%, was primarily due to higher royalty expenses of $300,000 and increased variable payments made to the PowerBank Funds of $266,000, both driven by increased output and increased operating expenses, including maintenance and headcount expenses of $971,000 and depreciation and amortization expenses of $282,000. Additionally, foreign currency fluctuations increased total cost of revenues by approximately $600,000 from first quarter of 2003 compared to the same period in 2004.

The management fee due to the Managing Shareholder was $583,000 in each of the first quarters of 2004 and 2003.

Interest expense for the first quarter of 2004 was $772,000 compared to $471,000 for the same period in 2003. The increase of $301,000 was primarily due to increased capital lease obligations associated with the RUK expansion program and also due to increased interest expense incurred on the unpaid balance of management fees payable to the Managing Shareholder.

For the first quarter of 2004, the Trust recorded equity income of $66,000 from its investment in Maine Hydro compared to an equity loss of $60,000 for the same period in 2003. The increase in equity income of $126,000 was primarily due to increased revenues and decreased  insurance, labor and deprecation expenses.

For the first quarter of 2004, the Trust recorded an equity loss of $615,000 from its investment in Indeck Maine compared to $177,000 in the 2003 period. The increase in equity loss of $438,000 was primarily due to an increase in repairs and maintenance costs incurred as the result of refurbishing, staffing and restarting the previously idle Eastport plant.

For the first quarter of 2004, the Trust recorded equity income of $280,000 from its investment in US Hydro compared to an equity loss of $425,000 in the 2003 period. The increase in equity income of $705,000 was primarily due to the decrease in write-down of notes receivable and income tax benefit. This was partially offset by the decrease in revenues resulting from lower precipitation levels.

Minority interest in the loss of subsidiaries decreased $91,000 from $274,000 in the first quarter of 2003 to $183,000 in the first quarter of 2004. This was primarily due to the decrease in the 2004 first quarter net loss from RUK operations.

Total assets at March 31, 2004 were $106.6 million, an increase of $1.4 million from the December 31, 2003 balance of $105.2 million. This increase was primarily due to an increase of $9.6 million in due from affiliates and $3 million in plant and equipment, partially offset by a decrease in cash and cash equivalents of $11.2 million. Total liabilities increased $2.8 million from $86 million at December 31, 2003 to $88.8 million at March 31, 2004, primarily due to increases of $2.6 million in capital lease obligations, $1.7 million in construction advances and $845,000 in accounts payable and accrued expenses.

Liquidity and Capital Resources

Year ended December 31, 2005 compared to the year ended December 31, 2004

At December 31, 2005, the Trust had cash and cash equivalents of $7.7 million, a decrease of $12.6 million from December 31, 2004. The cash flows for the year 2005 were $7.1 million provided by operating activities, $12 million used in investing activities, $6.1 million used in financing activities and a $1.5 million negative effect of foreign exchange on cash and cash equivalents.

In 2005, the Trust’s operating activities generated cash of $7.1 million compared to using cash of $540,000 in 2004, an increase of $7.6 million, primarily due to increases in revenue, accounts payable and accrued expenses, partially offset by a decrease in due to/from affiliates, net.

In 2005, investing activities used $12 million compared to $17.3 million in 2004. The decrease was primarily due to decreased capital expenditures of $5.3 million.

In 2005, the Trust used $6.1 million of cash in financing activities, primarily as a result of $1.8 million used for term loan repayments, $2.6 million for cash distributions to shareholders and $1.5 million used for capital lease obligations. In 2004, the Trust provided $5.6 million of cash from financing activities primarily as a result of $12.1 million provided by construction advances for the RUK expansion program, partially offset by $3.4 million used for distributions to shareholders, $1.6 million used for term loan repayments and $1.1 million used for capital lease obligations.

Year ended December 31, 2004 compared to the year ended December 31, 2003

At December 31, 2004, the Trust had cash and cash equivalents of $20.3 million, a decrease of $10.3 million from December 31, 2003. The cash flows for the year 2004 were $540,000 used in operating activities, $17.3 million used in investing activities, $5.6 million provided by financing activities and a $1.9 million positive effect of foreign exchange on cash and cash equivalents.

In 2004, the Trust’s operating activities used cash of $540,000 compared to providing cash of $5.2 million in 2003, a decrease of $5.8 million, primarily due to an increase in accounts receivable and a decrease in accounts payable, partially offset by an increase in revenue.

In 2004, investing activities used $17.3 million compared to $14.6 million in 2003, an increase of $2.7 million. The increase was primarily due to an increase in capital expenditures of $2 million.

In 2004, the Trust provided $5.6 million of cash by financing activities, a result of $12.1 million provided by construction advances for the RUK expansion program, partially offset by $3.4 million used for distributions to shareholders, $1.6 million used for term loan repayments and $1.1 million used for capital lease obligations. In 2003, the Trust provided $36.7 million of cash in financing activities, primarily the result of $41.5 million provided by construction advances, partially offset by $1.1 million used to repay term loans and $3.2 million used for distributions to shareholders.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

At September 30, 2005, the Trust had cash and cash equivalents of $10.6 million, a decrease of $9.7 million from December 31, 2004. The cash flows for the first nine months of 2005 were $5.4 million provided by operating activities, $8.8 million used in investing activities, $5.1 million used in financing activities and a $1.3 million negative effect of foreign exchange on cash and cash equivalents.

Cash provided by operating activities for the nine months ended September 30, 2005 was $5.4 million as compared to $2.4 million used in operating activities for the nine months ended September 30, 2004. The increase in cash flow from operating activities compared to 2004 was primarily due to increases in revenue and accounts payable and accrued expenses, partially offset by increases in accounts receivable and unbilled receivables.

Cash used in investing activities was $8.8 million for the first nine months of 2005 as compared to $12.7 million for the first nine months of 2004. The decrease was primarily due to a $3.9 million decrease in capital expenditures.

Cash used in financing activities for the first nine months of 2005 was $5.1 million compared to $7.1 million provided by financing activities for the first nine months of 2004. In the nine months ended September 30, 2005, cash used in financing activities included $2 million in cash distributions to shareholders and $1.8 million in repayments of the term loan. In the nine months ended September 30, 2004, cash provided by financing activities included proceeds from construction advances of $11.8 million, partially offset by $2.6 million in cash distributions to shareholders and $1.6 million in repayment of the term loan.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

At September 30, 2004, the Trust had cash and cash equivalents of $23.1 million, a decrease of $7.5 million from December 31, 2003. The cash flows for the first nine months of 2004 were $2.4 million used in operating activities, $12.7 million used in investing activities, $7.1 million provided by financing activities and a $472,000 positive effect of foreign exchange on cash and cash equivalents.

Cash used in operating activities for the nine months ended September 30, 2004 was $2.4 million as compared to $3.1 million provided by operating activities for the nine months ended September 30, 2003. The decrease in cash flow was primarily due to a decrease in accounts payable, accrued expenses, due to/from affiliates and an increase in accounts receivable, partially offset by an increase in revenues.

Cash used in investing activities increased to $12.7 million during the first nine months of 2004 as compared to $8.7 million in the first nine months of 2003 due to an increase in capital expenditures.

Cash provided by financing activities for the first nine months of 2004 was $7.1 million compared to $22.0 million for the first nine months of 2003. The decrease in cash flow from financing activities was due to a decrease of $13.7 million in proceeds received from construction advances.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

At June 30, 2005, the Trust had cash and cash equivalents of $13.8 million, a decrease of $6.5 million from December 31, 2004. The decrease was the result of $6 million provided by operating activities, $8.3 million used in investing activities, $3.2 million used in financing activities and a $1.1 million negative effect of foreign exchange on cash and cash equivalents.

 Cash provided by operating activities for the six months ended June 30, 2005 was $6 million compared to cash used of $6.8 million for the six months ended June 30, 2004. The increase in cash flow compared to 2004 was primarily due to increases in revenue, accounts and unbilled receivables, accounts payable and accrued expenses.

Cash used in investing activities was $8.3 million during the first six months of 2005 as compared to $8.2 million in the first six months of 2004. The slight increase was primarily due to an increase in capital expenditures.

Cash used in financing activities for the first half of 2005 was $3.2 million compared to $407,000 for the first half of 2004. In 2005, cash used in financing activities included $1.5 million in cash distributions to shareholders and $871,000 in repayments of the term loan. In the first six months of 2004, financing activities included proceeds from construction advances of $2.7 million mostly offset by $2 million in cash distributions to shareholders and $785,000 in repayment of the term loan.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

At June 30, 2004, the Trust had cash and cash equivalents of $15.9 million, a decrease of $14.8 million from December 31, 2003. The decrease was the result of $6.8 million used in operating activities, $8.2 million used in investing activities, $407,000 used in financing activities and a $628,000 positive effect of foreign exchange on cash and cash equivalents.

Cash used in operating activities for the six months ended June 30, 2004 was $6.8 million as compared to cash provided of $3.1 million for the six months ended June 30, 2003. The increase in cash used in operating activities was primarily due to decreases in net due to/from affiliates, accounts payable and accrued expenses, partially offset by an increase in revenues.

Cash used in investing activities was $8.2 million during the first six months of 2004 as compared to $5.9 million in the first six months of 2003. The increase in cash used was primarily due to an increase in capital expenditures of $1.6 million.

Cash used in financing activities for the first half of 2004 was $407,000 compared to cash provided of $22 million in the first half of 2003. The decrease in 2004 cash flow from financing activities was primarily due to a decrease in proceeds received from construction advances of $20.1 million.

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

At March 31, 2005, the Trust had cash and cash equivalents of $16 million, a decrease of $4.3 million from December 31, 2004. The decrease was primarily the result of $1.1 million provided by operating activities, $2.8 million used in investing activities, $2.1 million used in financing activities and the $474,000 negative effect of foreign exchange on cash and cash equivalents.

Cash provided by operating activities for the three months ended March 31, 2005 was $1.1 million compared to cash used of $9.5 million for the three months ended March 31, 2004. The increase in cash flow in 2005 compared to 2004 was primarily due to increases in net due to/from affiliates, accounts payable and revenue for the quarter.

Cash used in investing activities for the three months ended March 31, 2005 was $2.8 million compared to $2.3 million for the three months ended March 31, 2004. In each of the first quarters of 2005 and 2004, cash used in investing activities was for capital expenditures.

Cash used in financing activities for the first quarter of 2005 was $2.1 million compared to $257,000 in the first quarter of 2004. In the first quarter of 2005, cash used in financing activities included $1 million in cash distributions to shareholders and $879,000 of repayments of the term loan. In the first quarter of 2004, financing activities included $2.8 million of proceeds received from construction advances offset by $1.9 million in cash distributions to shareholders and $853,000 of term loan repayments.

Three months ended March 31, 2004 compared to three months ended March 31, 2003

At March 31, 2004, the Trust had cash and cash equivalents of $19.4 million, a decrease of $11.2 million from December 31, 2003. The decrease was the result of $9.5 million used in operating activities, $2.3 million used in investing activities, $257,000 used in financing activities and the $897,000 positive effect of foreign exchange on cash and cash equivalents.

Cash used in operating activities for the three months ended March 31, 2004 was $9.5 million compared to cash provided of $3.8 million for the three months ended March 31, 2003. The decrease of $13.4 million in cash flow from operating activities was primarily the result of decreases in due to/from affiliates, net, and accounts payable.

Cash used in investing activities was $2.3 million during the first three months of 2004 as compared to $4.8 million in the first three months of 2003. This decrease of $2.6 million was primarily due to a decrease in capital expenditures.

Cash used in financing activities for the first quarter of 2004 was $257,000 compared to cash provided of $3.1 million in the first quarter of 2003. The decrease in cash flow of $3.4 million in the first quarter of 2004 as compared to the first quarter of 2003 was primarily due to a decrease of $1.3 million in proceeds received from construction advances and due to cash distributions of $1.9 million made to shareholders.

Off-Balance Sheet Arrangements

The Trust has not entered into any off-balance sheet arrangements that either have, or are reasonable likely to have, a material adverse current or future effect on the Trust’s financial condition, revenues or expenses, result of operations, liquidity, capital expenditures or capital resources that are material to the Trust.

Contractual Obligations and Commitments

The following table provides a summary of the Trust’s contractual obligations as of December 31, 2005 (in thousands).

	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt (1)	$1,878	$2,020	$2,049	$2,216	$2,391	$8,260	$18,814
Capital lease obligation (2)	2,897	2,503	2,799	3,159	3,527	14,910	29,795
Construction advances (3)	578	1,391	1,561	1,769	1,995	16,548	23,842

(1)
RUK has a term loan facility (the “Term Loan”) for the purpose of financing certain of its power generation projects. Payments under the Term Loan are made semiannually on March 31 and September 30 of each year. A portion of the Term Loan bears interest at a fixed rate, with the remaining portion bearing interest at rates set from time to time based on a premium over widely recognized indices. Payments under the Term Loan include amounts of principal and interest such that the Term Loan will be fully repaid by March 31, 2014, its final maturity. At December 31, 2005, the interest rates applicable to portions of the Term Loan ranged from 5.99% to 7.73%. Amounts outstanding under the Term Loan are collateralized by substantially all of the assets of the projects owned by RUK and the underlying Term Loan agreement requires certain of RUK’s subsidiaries to maintain a debt service coverage ratio (as defined in the Term Loan agreement) of 1.35 to 1 as well as certain other ratios. At December 31, 2005, RUK's outstanding debt was current and in good standing with its bank.

(2)
Under the terms of the PowerBank Arrangements, each PowerBank Fund committed to providing £850,000 per MW of capacity, with each PowerBank Fund committing for a specified amount of capacity. The PowerBank Arrangements were denominated entirely in British pounds sterling and provided for funds to be advanced to RUK, initially for development and construction financing and, after the project reached commercial operations, as permanent financing. During the construction period, RUK paid to the PowerBank Funds providing financing a prorated amount equal to 10% per annum of the advances attributable to projects that have not yet reached commercial operation. When a project reached commercial operation, title to the project passed from RUK to the PowerBank Funds that provided the financing for that project and the advances converted from construction advances to long-term financing.

Under the long-term financing provisions of the PowerBank Arrangements, RUK was obligated to make regular fixed payments and formula-based variable payments, the amounts of which were determined by a combination of (i) the output of each plant and (ii) the price received for such output during the periods for which the payments were made. The PowerBank Arrangements provided for a minimum period of ten years for the permanent financing and could be extended on a project-by-project basis indefinitely by the PowerBank Fund providing the financing. There were no purchase options or residual guarantee provisions in the PowerBank Arrangements.

(3)
RUK accounted for its obligations under the PowerBank Arrangements as either long-term or current (as appropriate) construction advance obligations and, in the case of the permanent financing, as capital lease obligations with a 10-year minimum term and an initial lease obligation of £850,000 per MW. Should the cost of developing a given project be greater than or less than £850,000 per MW, then RUK would experience a gain or loss on the sale of the project. Such gains were deferred and taken into cost of revenues over the ten-year minimum lease period, while losses were realized and taken into other income at the time when such losses were considered to be probable.

Recent Accounting Pronouncements

SFAS 143 and FIN 47

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Furthermore, in March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143. Specifically, FIN 47 provides that an asset retirement obligation is conditional when the timing and/or method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Trust adopted SFAS No. 143 effective January 1, 2003, with no material impact on its consolidated financial statements.

SFAS 145

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for interim periods beginning after May 15, 2002. The Trust adopted SFAS No. 145 effective January 1, 2003, with no material impact on its consolidated financial statements.

SFAS 146

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. SFAS No. 146 is effective for fiscal years ending after December 31, 2002. The Trust adopted SFAS No. 146 effective January 1, 2003, with no material impact on its consolidated financial statements.

FIN 45

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Trust adopted FIN 45 during the fourth quarter of 2002 with no material impact to the consolidated financial statements.

FIN 46R

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2003, with no material impact to the consolidated financial statements. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions and to exempt certain entities from its requirements. The Trust implemented the full provisions of FIN 46R effective January 1, 2004, with no material impact on its consolidated financial statements.

SFAS 149

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Trust adopted SFAS No. 149 effective July 1, 2003, with no material impact on its consolidated financial statements.

SFAS 150

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. The Trust adopted SFAS No. 150 effective July 1, 2003, with no material impact on its consolidated financial statements.

SFAS 153

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (“Opinion 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Trust adopted SFAS No. 153 effective June 15, 2005, with no material impact on its consolidated financial statements.

SFAS 154

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for, and reporting of, a change in accounting principle and applies to all voluntary changes in accounting principle, as well as changes pursuant to accounting pronouncements that do not include transition rules. Under SFAS No. 154, changes in accounting principle must be applied retrospectively to prior periods’ financial statements, or the earliest practicable date, as the required method for reporting a change in accounting principle. The Trust adopted SFAS No. 154 effective December 15, 2005, with no material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview Regarding Market Risks

The Trust is exposed to certain market risks associated with interest rates, foreign exchange rates and commodity prices. The Trust does not utilize financial instruments and other contracts to hedge against such fluctuations and does not enter into derivative instruments for trading or speculative purposes. The Trust does not anticipate any changes to its market risk exposure other than as a result of the sale of its RUK investment.

Interest Rate Risks

The Trust is exposed to risk resulting from changes in interest rates as a result of its projects use of fixed-rate and variable-rate debt. Such debt takes the form of term loans of intermediate length maturities and is consistent with the long-life nature of the assets of the Trust. The Trust’s investments in financial instruments consist only of short-term investments of working capital that are either bank deposits or have characteristics similar to those of bank deposits. The Trust does not expect any material loss from such investments and therefore believes its potential interest rate exposure is not material. Accounts receivable, unbilled receivables, accounts payable and accrued expenses are carried at their fair market value.

Foreign Exchange Rate Risk

The Trust is exposed to foreign currency risk and other foreign operating risks that arise from investments in foreign subsidiaries and affiliates. A key component of this risk is that these foreign subsidiaries and affiliates utilize currencies other than the US dollar which is the consolidated reporting currency of the Trust. As a general matter, the foreign operations of the Trust match the currency of their assets and revenues to the currency of their obligations and expenses in order to minimize currency risk within such foreign operations.

Although the Trust invests in long-lived projects and businesses, it is a finite-life investment vehicle and liquidation of investments, including foreign investments, is part of the strategy of the Trust. The ultimate effect of currency fluctuations on the Trust will, therefore, be heavily weighted toward the applicable exchange rate(s) at the time of liquidation and repatriation of the proceeds of any sale. The Trust does not hedge the currency risk associated with holding its investments in foreign entities.

Commodity Price Risk

The Trust is exposed to the impact of market fluctuations in the price of electricity. Although a portion of the electricity sales of the Trust are made pursuant to long-term contracts with fixed prices, the majority of electricity sales are made at market prices prevailing at the time of generation. This subjects the operating results of the Trust to the volatility of electricity prices in competitive markets and the Trust does not hedge its electricity price risk.

Description of Long-Tem Debt Obligations of the Trust

The following schedule summarizes the interest rate risk of the Trust’s long-term debt obligations at December 31, 2005 by identifying the schedule over which payments required by these obligations are expected to be made (converted to thousands of US dollars). The fair value of the obligations, calculated using current rates for loans with similar maturities, does not differ materially from the amounts presented below.

	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt:
Fixed rate obligations [1]	$2,950	$2,946	$2,817	$2,812	$2,800	$3,372	$17,697
(British Pound Denominated)

Variable rate obligations[2]	$-	$-	$-	$-	$-	$5,403	$5,403
(British Pound Denominated)

1Represents principal payments scheduled to be made to lenders plus interest on the fixed-rate portion of debt.
2Represents the principal payment obligations as the interest payment obligations are not known.

        The fixed rate principal payment obligation bears interest at rates that range from 2.68% to 5.36%.  Amounts are attributable to the borrowings of the Trust’s RUK operations, and not the Trust itself. The borrowings above are stated gross and are subject to minority interests. The Trust’s interest, after taking into account minority interests, is approximately 69.6%.

Other Market Risk Disclosures

    The investment of the Trust in NEH, Indeck Maine, Maine Hydro and US Hydro are accounted for by the Trust using the equity method of accounting so instruments of these entities affecting the market risk of the Trust are not consolidated into the financial statements of the Trust.

     Indeck Maine has a loan facility with Commerce bank which bore interest at a fixed rate and also has an agreement to finance equipment. In addition, Indeck Maine has notes payable that were due to Indeck, Trust and Trust IV (“Members”). The notes to Members are payable on demand and are subordinate to the loan facility with Commerce bank. US Hydro has a term loan facility a portion of which bore interest at fixed rates with the remaining portion bearing interest at variable rates. Maine Hydro has various loan agreements aggregating from two to four years to purchase vehicles. NEH loans has an Egyptian pound -denominated term loan facility a portion of which bore interest at fixed rates with the remaining portion bearing interest at variable rates set from time-to-time based on a premium over widely recognized indices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Trust, including the notes thereto and the report thereon, are presented beginning at page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on a Form 8-K filed with the SEC on June 14, 2006, the Managing Shareholder of the Trust dismissed Perelson Weiner, LLP (“Perelson Weiner”) as the Trust’s independent registered public accountants effective June 8, 2006. Perelson Weiner was engaged as the independent accountants of the Trust as of January 14, 2004 after the Trust dismissed PricewaterhouseCoopers LLP (“PWC”) as its independent accountants, as reported on a Form 8-K filed by the Trust with the SEC on January 20, 2004.

For the period January 14, 2004 through June 8, 2006, there were no (1) disagreements with Perelson Weiner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreements in their report on the Trust’s financial statements, or (2) “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K, other than as follows:

        A.  Disagreements

1.    Perelson Weiner identified an un-reconciled difference of $604,000 in trade accounts payable that related to a prior year. Of this amount, the Trust estimated that $331,000 was an amount due to an affiliate and that this change would result in a corresponding increase in the Trust’s equity income from, and investment in, an affiliate of approximately $166,000. In addition, $273,000 was an adjustment to power sales contracts.

2.  Perelson Weiner questioned the allocation of purchase price related to the initial recognition of the Trust’s investment in Indeck Maine to property, plant and equipment.

B.   Reportable Events

Perelson Weiner identified the following material deficiencies in disclosure controls and procedures, which are reportable events: (i) a lack of automation and integration in the Trust’s accounting and financial reporting software, which caused the Trust to be unable to timely comply with its financial reporting responsibilities, (ii) a lack of sufficient personnel with relevant experience to maintain and operate the Trust’s accounting and financial reporting software and to develop and administer additional disclosure controls and procedures to enable the Trust to comply on a timely basis with its financial reporting obligations, (iii) disclosure controls and procedures that were insufficient to enable the Trust to meet its financial reporting and disclosure obligations in an accurate and timely manner, and (iv) deficiencies in the Trust’s disclosure controls and procedures for its foreign operations, including insufficient procedures relating to the preparation of financial statements for the Trust’s U.K. operations and insufficient administration and reporting of contractual relationships in connection with the Trust’s Egyptian operations, resulting in the Trust’s inability to timely receive audited financial statements relating to its U.K. and Egyptian operations.

See Footnote 2 to the Trust’s Consolidated Financial Statements appearing elsewhere in this Form 10-K for a discussion of restatements to its Previously Issued Financial Statements.

For the year ended December 31, 2002 and for the period through January 14, 2004, there were no (1) disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreements in their report on the Trust’s financial statements, or (2) “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

As reported on a Form 8-K filed on July 13, 2006, the Managing Shareholder of the Trust appointed Grant Thornton LLP as the Trust’s independent registered public accounting firm effective July 12, 2006.

ITEM 9A.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, the Trust’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluates the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of December 31, 2003 and revealed material weaknesses in the Trust’s disclosure controls and procedures. Additional reviews were conducted as of the end of each of the periods ended March 31, 2004, June 30, 2004, September 30, 2004, December 31, 2004, March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005. Those reviews identified and noted the continued existence of the following material weaknesses:

(i)
a lack of sufficient personnel with relevant experience to develop, administer and monitor disclosure controls and procedures to enable the Trust to comply efficiently, or on a timely basis, with its financial reporting obligations,

(ii)
inadequate disclosure controls and procedures, including inadequate record retention and review policies, over both foreign and US operations, that would enable the Trust to meet its financial reporting and disclosure obligations in an efficient and timely manner.

As a result of these weaknesses, the Trust has not timely met its reporting obligations under the Exchange Act. Additionally, upon further examination of the Trust’s previously issued financial statements, various accounting errors were identified. As reported under Item 4.02 of the Form 8-K filed by the Trust on July 17, 2007, management of the Trust concluded that the Trust’s previously issued financial statements for the periods ending March 31, 2003, June 30, 2003 and September 30, 2003 should no longer be relied upon and should be restated to correct for identified errors detected by management.

The primary cause of the above weaknesses was a lack of sufficiently qualified personnel. The Trust has implemented the following to address the above weaknesses:

•	Increased the number of degreed accountants. Additional staff expansion is underway.

•
Engaged a national accounting firm to review procedures and controls over financial reporting. The firm made a report to the Managing Shareholder in May 2006, which has implemented some of the firm’s recommendations, and is in the process of evaluating the remaining recommendations.

•
In August 2006, engaged a national accounting firm to supply accounting personnel to assist while personnel hiring is underway. The work performed by the firm is under the direct supervision of the Trust’s Chief Financial Officer and Controller.

•
In May 2007, the Trust appointed a new Chief Financial Officer who is a Certified Public Accountant with approximately 29 years of professional accounting experience, including prior experiences as a financial officer of publicly traded companies.

The Trust believes that the completion of the expansion of the accounting and financial reporting staff and implementation of recommended procedures will mitigate the above weaknesses. However, due to the Trust’s delinquencies in meeting its filing deadlines under the Exchange Act, the Trust expects these deficiencies to continue to be material weaknesses at least until such time as the Trust is no longer delinquent in its Exchange Act filings.

The Trust previously identified material weaknesses regarding system automation and identification of material transactions relating to periods ending December 31, 2004 and prior. The Trust implemented changes in internal control to address those weaknesses. As a result of the implemented controls, the Trust no longer considers those items to be material weaknesses.

Trust management, under the supervision of its Chief Executive Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures as of the end of each of the periods covered by this report pursuant to Rule 13a-15(b) under the Exchange Act and concluded that, as of the end of each of the periods covered by this report, because of the material weaknesses noted above, the Trust’s disclosure controls and procedures were not effective.

ITEM 9B.  OTHER INFORMATION; UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS; DEFAULTS UPON SENIOR SECURITIES

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Trust’s Managing Shareholder, Ridgewood Renewable Power, LLC, was originally founded in 1991. The Managing Shareholder has very broad authority, including the authority to elect executive officers of the Trust.

Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 60
President and Chief Executive Officer	2004
Robert E. Swanson, 60
Chairman	1997
Jeffrey H. Strasberg, 50
Executive Vice President and Chief Financial Officer (1)	2007
Daniel V. Gulino, 46
Senior Vice President, General Counsel and Secretary	2000
Douglas R. Wilson, 47
Executive Vice President and Chief Financial Officer (1)	2005

(1) Mr. Strasberg replaced Mr. Wilson as Executive Vice President and Chief Financial Officer on May 2, 2007.

Set forth below is the name of and certain biographical information regarding the executive officers of the Trust:

Randall D. Holmes has served as President and Chief Executive Officer of the Trust since January 2006 and served as Chief Operating Officer of the Trust from January 2004 until January 2006. Mr. Holmes has also served as the President and Chief Operating Officer of the Managing Shareholder, and affiliated Power Trusts and LLCs since January 2004. Prior to such time, Mr. Holmes served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Immediately prior to being appointed Chief Operating Officer, Mr. Holmes was counsel to Downs Rachlin Martin PLLC (“DRM”). DRM is one of the primary outside counsel to the Trust, the Managing Shareholder and its affiliates. He has maintained a minor consulting relationship with DRM in which he may act as a paid advisor to DRM on certain matters that are unrelated to Ridgewood. Such relationship will not require a significant amount of Mr. Holmes’ time and it is expected that such relationship will not adversely affect his duties as President and Chief Executive Officer. Mr. Holmes is a graduate of Texas Tech University and the University of Michigan Law School. He is a member of the New York State bar.

Robert E. Swanson has served as Chairman of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs since their inception. From their inception until January 2006, Mr. Swanson also served as their Chief Executive Officer. Mr. Swanson is the controlling member of the Managing Shareholder, as well as Ridgewood Energy and Ridgewood Capital, affiliates of the Trust. Mr. Swanson has been President and registered principal of Ridgewood Securities since its formation in 1982, has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998 and has served as President and Chief Executive Officer of Ridgewood Energy since its inception in 1982. Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Jeffrey H. Strasberg has served as Executive Vice President of the Trust, the Managing Shareholder, and affiliated Power Trusts and LLCs since May 2007. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated LLCs and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital Trusts had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

Daniel V. Gulino has served as Senior Vice President and General Counsel of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs since 2000 and was appointed Secretary in February 2007. Mr. Gulino also serves as Senior Vice President and General Counsel of Ridgewood Energy, Ridgewood Capital, Ridgewood Securities and affiliated Trusts and LLCs and has done so since 2000. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars. He is a graduate of Fairleigh Dickinson University and Rutgers School of Law.

Douglas R. Wilson served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs from April 2005 until May 2007. Mr. Wilson continues to serve the Managing Shareholder as Executive Vice President and Chief Development Officer. Mr. Wilson has been associated with the Ridgewood group of companies as a consultant and advisor since 1996 performing investment evaluation, structuring and execution services for the trusts and entities managed by Ridgewood Capital LLC. From May of 2002, until its sale in 2007, Mr. Wilson has served as a Director, CEO and Finance Director for CLPE Holdings. Mr. Wilson is a graduate of the University of Texas at Arlington and has an MBA from the Wharton School at the University of Pennsylvania.

Board of Directors and Board Committees

The Trust does not have its own board of directors or any board committees. The Trust relies upon the Managing Shareholder to perform the function that a board of directors or its committees would otherwise perform. Officers of the Trust are generally not directly compensated by the Trust, and all compensation matters are addressed by the Managing Shareholder, as described in Item 11. “Executive Compensation”. Because the Trust does not maintain a board of directors and because officers of the Trust are compensated by the Managing Shareholder, the Managing Shareholder believes that it is appropriate for the Trust to not have a nominating or compensation committee.

Managing Shareholder

The Trust’s management agreement with the Managing Shareholder details how the Managing Shareholder is to render management, administrative and investment advisory services to the Trust. Specifically, the Managing Shareholder performs (or may arrange for the performance of) the management and administrative services required for the operation of the Trust. Among other services, the Managing Shareholder administers the accounts and handles relations with shareholders, provides the Trust with office space, equipment and facilities and other services necessary for its operation, and conducts the Trust’s relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required.

The Managing Shareholder is also responsible for making investment and divestment decisions, subject to the provisions of the Declaration of Trust. The Managing Shareholder is obligated to pay the compensation of the personnel and administrative and service expenses necessary to perform the foregoing obligations. The Trust pays all other expenses of the Trust, including transaction expenses, valuation costs, expenses of preparing and printing periodic reports for shareholders and the SEC, postage for Trust mailings, SEC fees, interest, taxes, legal, accounting and consulting fees, litigation expenses and other expenses properly payable by the Trust. The Trust reimburses the Managing Shareholder for all such Trust expenses paid by the Managing Shareholder.

As compensation for the Managing Shareholder’s performance under the Management Agreement, the Trust is obligated to pay the Managing Shareholder an annual management fee described below in Item 13. “Certain Relationships and Related Transactions”.

Each investor in the Trust consented to the terms and conditions of the Management Agreement by subscribing to acquire Investor Shares in the Trust. The Management Agreement is subject to termination at any time on 60 days prior notice by a majority in interest of the shareholders or the Managing Shareholder. The Management Agreement is subject to amendment by the parties upon the approval of a majority in interest of the investors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Trust’s executive officers and directors, and persons who own more than 10% of a registered class of the Trust’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Trust, the Trust believes that during the years ended December 31, 2005, 2004 and 2003, the Trust did not meet its filing requirements; however, all such required reports have since been filed with the SEC.

Code of Ethics

In March 2004, the Managing Shareholder, for itself and for the Trust and its affiliates adopted a Code of Ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller (or any persons performing similar functions), of each such entity. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Except as noted below, the executive officers of the Trust do not receive compensation directly from the Trust. They provide managerial services to the Trust in accordance with the terms of the Trust’s LLC operating agreement with the Managing Shareholder. The Managing Shareholder, or affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder and other funds managed by the Managing Shareholder and its affiliates.

Prior to becoming executive officers of the Trust, Randall D. Holmes and Douglas R. Wilson became vested participants in a CLP management incentive program. Additionally, Mr. Wilson continued serving as an officer with CLP after becoming an executive officer of the Trust. Bonus amounts presented below represent compensation received by Messrs. Holmes and Wilson from CLP during years in which they were also executive officers of the Trust. Bonus amounts represent formula-based payments under the CLP management incentive program. Mr. Wilson’s salary was paid pursuant to the terms of his Service Agreement with CLP, as discussed below. The compensation described in this table does not include benefits generally available to other CLP salaried employees.

	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)

Randall D. Holmes	2005	-	26,399
President and Chief Executive Officer (1)	2004	-	23,341

Douglas R. Wilson	2005	163,472	116,749
Former Executive Vice President and Chief Financial Officer (2)

(1)	Mr. Holmes became an executive officer of the Trust in January 2004.

(2)	Mr. Wilson served as an executive officer of the Trust from April 2005 to May 2007.

Upon the sale of CLP in February 2007 (as discussed under Item 1. “Business”), each of Mr. Wilson’s employment with CLP, and Messrs. Holmes’ and Wilson’s participation in the CLP management plan, was terminated.

The Managing Shareholder is entitled to receive management fees from the Trust and may determine to use a portion of the proceeds from the management fee to pay compensation to executive officers of the Trust. See Item 13. “Certain Relationships and Related Transactions” for more information regarding Managing Shareholder compensation and payments to affiliated entities.

Employment Contracts, Termination of Employment and Change of Control Arrangements

 In October 2004, Douglas R. Wilson, who at such time was not serving as an executive officer of the Trust or of the Managing Shareholder but who subsequently served as the Chief Financial Officer of each of the Trust and the Managing Shareholder, entered into a Service Agreement with CLP pursuant to which Mr. Wilson served as Chief Executive Officer and Finance Director of CLP Envirogas Limited (“Envirogas”), a subsidiary of CLP. The Service Agreement provided for a term that was originally to expire on December 31, 2005, but was later extended until termination of the agreement in February 2007, as discussed below. The Services Agreements provided for Mr. Wilson to receive a base salary of £250,000, except that upon his appointment as an executive officer of the Trust, Mr. Wilson’s annual salary payable by CLP was reduced to £75,000 per annum. Mr. Wilson entered into a Compromise Agreement with CLP, dated February 22, 2007, pursuant to which the Service Agreement and Mr. Wilson’s employment with Envirogas were terminated by mutual agreement as of such date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of December 31, 2005 (no person owns more than 5%) by:

•	each executive officer (there are no directors) of the Trust; and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 932.8875 Investor Shares outstanding at December 31, 2005. Other than the below, no officer and director owns any shares of the Trust.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	1.66	*
Robert E. Swanson, Chairman	.15	*
Executive officers as a group	1.81	*

*           Represents less than one percent.

(1)
Does not include a Management Share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder. The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Trust. The management rights of the Managing Shareholder are described in further detail in Item 1. “Business”. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust’s net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13. “Certain Relationships and Related Transactions”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Trust operates pursuant to the terms of a management agreement (“Management Agreement”). Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the total contributed capital of the Trust, or $2,332,000 annually, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

The Managing Shareholder waived its right to receive $1,837,000 in management fee for 2005. For 2004 and 2003, the Managing Shareholder waived 50% of the management fee due in such years (or $1,166,000 in each year). The Trust recorded these waived management fees as deemed capital contributions in the periods in which the fees were accrued. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued. For the years ended December 31, 2005, 2004 and 2003, the Trust made management fee payments to the Managing Shareholder of $495,000, $750,000 and $540,000, respectively. Unpaid management fees that accrued during the years ended December 31, 2004, 2003 and 2002 of $416,000, $626,000 and $476,000, respectively, were forgiven by the Managing Shareholder in the fourth quarter of 2005 and were recorded as capital contributions at that time in the manner described above.

For the years ended December 31, 2005, 2004 and 2003, the Trust accrued interest expense of $263,000, $217,000 and $151,000, respectively, on accrued but unpaid management fees. Such interest has been either waived or forgiven by the Managing Shareholder in the same manner and timing described above with respect to the management fees giving rise to the interest accrual.

Under the Management Agreement with the Managing Shareholder, Ridgewood Power Management (“RPM”), an entity related to the Managing Shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 12% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. Distributions to the Managing Shareholder were $19,000, $14,000 and $9,000 for each of the three years ended December 31, 2005, 2004 and 2003, respectively. The Trust has not yet reached Payout.

Income is allocated to the Managing Shareholder until the profits so allocated equal distributions to the Managing Shareholder. Thereafter, income is allocated among the shareholders other than the Managing Shareholder in proportion to their ownership of Investor Shares. If the Trust has net losses for a fiscal period, the losses are allocated 99% to the shareholders other than the Managing Shareholder and 1% to the Managing Shareholder, subject to certain limitations as set forth in the Declaration of Trust. Amounts allocated to shareholders other than the Managing Shareholder are apportioned among them in proportion to their capital contributions.

Under the terms of the Declaration of Trust, if the Adjusted Capital Account (as defined in the Declaration of Trust) of a shareholder other than the Managing Shareholder would become negative using General Allocations (as defined in the Declaration of Trust), losses and expenses will be allocated to the Managing Shareholder. Should the Managing Shareholder’s Adjusted Capital Account become negative and items of income or gain occur, then such items of income or gain will be allocated entirely to the Managing Shareholder until such time as the Managing Shareholder’s Adjusted Capital Account becomes positive. This mechanism does not change the allocation of cash, as discussed above.

On June 26, 2003, the Managing Shareholder, entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000,000 for the benefit of the Trust and trusts that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, liens and to provide guarantees.

Prior to becoming an Executive Officer of the Trust, Randall D. Holmes became an owning member of SHG Dubai Holdings, LLC, a 40% owner of Ridgewood Water Management FZCO (“RWM”), an affiliate of the Trust. During the years 2003 and 2004, REFI advanced $577,914 and $1,217,635 to RWM, which was used for development efforts. During the year ended December 31, 2005, RWM returned $594,094 to REFI. Mr. Holmes has not received any compensation from RWM.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal accountant, for the years ended December 31, 2005, 2004 and 2003 (in thousands).

	2005	2004	2003

Audit Fees*	$762	$762	$981
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total	$762	$762	$981

* These fees are being borne by the Managing Shareholder.

Audit Committee Pre-Approval Policy

The Managing Shareholder pre-approves on an annual basis all audit and permitted non-audit services that may be performed by the Trust’s independent registered public accounting firm, including the audit engagement terms and fees, and also pre-approves any detailed types of audit-related and permitted tax services to be performed during the year. The Managing Shareholder pre-approves permitted non-audit services on an engagement-by-engagement basis.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements

See the Index to Financial Statements on page F-1 of this report.

(b)           Exhibits

Exhibits required by Section 601 of Regulation S-K.

Exhibit No.			Description

3	(i)(A)		Certificate of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998).

3	(i)(B)	*	Certificate of Amendment to the Certificate of Trust of the Registrant filed with Delaware Secretary of State on December 18, 2003.

3	(i)(C)		Amended Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998).

3	(i)(D)		Amendment No. 2 to Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998).

3	(i)(E)		Amendment No. 3 to Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998).

3	(i)(F)		Amendment No. 1 to the Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Proxy Statement filed with the SEC on November 5, 2001).

3	(i)(G)	*	Amendment to the Declaration of Trust of the Registrant effective January 1, 2005.

10.1		#
Management Agreement between the Trust and Managing Shareholders, dated April 12, 1996 (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998).

10.2		*#	Amended and Restated Management Agreement between the Registrant and the Managing Shareholders made as of March 20, 2003.

Exhibit No.		Description

10.3
Form of contracts and agreements between affiliates of CLPE Holdings Ltd. and each of (i) Ridgewood Renewable PowerBank I, LLC, (ii) Ridgewood Renewable PowerBank II, LLC, (iii) Ridgewood Renewable PowerBank III, LLC and (iv) Ridgewood Renewable PowerBank IV, LLC (incorporated by reference to the Annual Report on Form 10-K filed by the Registrant with the SEC on March 1, 2006).

10.4
The CLPE Holdings Management Incentive Plan dated August 6, 2003 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of The Ridgewood Power Growth Fund filed with the SEC on August 17, 2007).

10.5
Service Agreement dated October 1, 2004 between Douglas R. Wilson and CLPE Holdings Limited (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of The Ridgewood Power Growth Fund filed with the SEC on August 17, 2007).

10.6
Deed of Waiver dated January 22, 2007 between Randall D. Holmes and CLPE Holdings Limited relating to a bonus entitlement under The CLPE Holdings Management Incentive Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of The Ridgewood Power Growth Fund filed with the SEC on August 17, 2007).

10.7
Compromise Agreement dated February 22, 2007 between Douglas R. Wilson and CLPE Holdings Limited (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of The Ridgewood Power Growth Fund filed with the SEC on August 17, 2007).

10.8
Agreement made on January 23, 2007 by and among Ridgewood UK LLC, Arbutus Energy Limited, Ridgewood ROC 2003 LLC, Ridgewood ROC II 2003 LLC, Ridgewood ROC III 2003 LLC, Ridgewood ROC IV 2004 LLC, and MEIF LG Energy Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the SEC on January 29, 2007).

10.9
Sellers Agreement entered into as of January 23, 2007 by and among Ridgewood UK, LLC, and Ridgewood ROC 2003 LLC, Ridgewood ROC II 2003 LLC, Ridgewood ROC III 2003 LLC, Ridgewood ROC IV 2004 LLC, Arbutus Energy Limited, Ridgewood Renewable PowerBank LLC, Ridgewood Renewable PowerBank II LLC, Ridgewood Renewable PowerBank III LLC, Ridgewood Renewable PowerBank IV LLC, Ridgewood Electric Power Trust V, The Ridgewood Power Growth Trust, Ridgewood Renewable Power LLC and Ridgewood Management Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the SEC on January 29, 2007).

14		Code of Ethics, adopted on March 1, 2004 (incorporated by reference to Exhibit 14 of the Annual Report on Form 10-K filed by The Ridgewood Power Growth Fund with the SEC on March 1, 2006).

21	*	Subsidiaries of the Registrant.

Exhibit No.		Description

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Randall D. Holmes, Chief Executive Officer of the Registrant, and Jeffrey H. Strasberg, Chief Financial Officer of the Registrant.

99.1	*	Financial statements of Indeck Maine Energy, LLC.

99.2	*	Financial statements of Ridgewood US Hydro Corporation.

99.3	*	Financial statements of Ridgewood Maine Hydro Partners, LP.
_____________________
*	Filed herewith.

#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

(c)           Financial Statement Schedules

See Financial Statements and accompanying notes included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ELECTRIC POWER TRUST V

Date: September 27, 2007	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	Chief Executive Officer	September 27, 2007
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	September 27, 2007
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes	Chief Executive Officer of Managing Shareholder	September 27, 2007
Randall D. Holmes

RIDGEWOOD ELECTRIC POWER TRUST V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
        Ridgewood Electric Power Trust V

We have audited the accompanying consolidated balance sheets of Ridgewood Electric Power Trust V (a Delaware trust) as of December 31, 2005, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust V as of December 31, 2005, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Edison, New Jersey
September 27, 2007

Ridgewood Electric Power Trust V
Consolidated Balance Sheets
December 31,

(in thousands, except share amounts)	2005	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$7,706	$20,289	$30,630
Restricted cash	3,153	3,228	2,649
Accounts receivable	2,654	2,413	1,813
Unbilled receivables	4,753	3,785	2,423
Due from affiliates	1,775	862	723
Inventory	746	834	465
Prepaid expenses and other current assets	299	556	571
Total current assets	21,086	31,967	39,274
Notes receivable	4,926	2,882	2,416
Investments	8,633	8,739	9,765
Plant and equipment, net	51,909	52,048	34,919
Intangibles, net	13,368	16,607	18,073
Deferred financing costs, net	481	675	760
Other assets	285	190	-

Total assets	$100,688	$113,108	$105,207

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,406	$1,701	$3,405
Accrued expenses	7,731	4,285	3,877
Long-term debt - current portion	1,878	1,893	1,563
Capital lease obligations - current portion	2,897	1,832	787
Construction advances - current portion	578	342	338
Due to affiliates	865	3,388	3,845
Total current liabilities	16,355	13,441	13,815
Long-term debt - noncurrent portion	16,936	21,065	21,193
Capital lease obligations - noncurrent portion	26,898	23,602	9,693
Construction advances - noncurrent portion	23,264	35,685	34,179
Other liabilities	-	59	505
Deferred income taxes	1,105	960	877
Minority interest	476	3,494	5,715
Total liabilities	85,034	98,306	85,977

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (932.8875 Investor Shares issued and
outstanding)	16,289	15,446	19,830
Managing shareholder’s accumulated deficit (1 management
share issued and outstanding)	(635)	(644)	(600)
Total shareholders’ equity	15,654	14,802	19,230

Total liabilities and shareholders’ equity	$100,688	$113,108	$105,207

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Operations and Comprehensive Loss
Years ended December 31,

(in thousands, except per share amounts)	2005	2004	2003

Revenues	$32,359	$22,878	$13,729

Cost of revenues	29,326	20,295	13,447

Gross profit	3,033	2,583	282

Operating expenses:
General and administrative expenses	674	728	705
Management fee to the Managing Shareholder	2,332	2,332	2,332
Impairment of plant and equipment	635	500	296
Total operating expenses	3,641	3,560	3,333

Loss from operations	(608)	(977)	(3,051)

Other income (expense):
Interest income	680	544	288
Interest expense	(5,452)	(3,821)	(2,282)
Equity in income (loss) of Maine Hydro	616	529	(546)
Equity in income (loss) of Indeck Maine	2,215	(1,630)	(821)
Equity in loss of NEH	(95)	(305)	(542)
Equity in income (loss) of US Hydro	250	536	(2,430)
Other expense, net	(203)	(766)	(197)
Total other expense, net	(1,989)	(4,913)	(6,530)

Loss before income tax and minority interest	(2,597)	(5,890)	(9,581)

Income tax expense (benefit)	261	10	(235)

Loss before minority interest	(2,858)	(5,900)	(9,346)

Minority interest in the loss of subsidiaries	1,218	992	934

Net loss	(1,640)	(4,908)	(8,412)

Foreign currency translation adjustment	(184)	510	192

Comprehensive loss	$(1,824)	$(4,398)	$(8,220)

Managing Shareholder - Net loss	$(16)	$(49)	$(84)
Shareholders - Net loss	$(1,624)	$(4,859)	$(8,328)
Net loss per Investor Share	$(1,740)	$(5,208)	$(8,927)

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
Years Ended December 31, 2005, 2004 and 2003

(in thousands)	Shareholders'			Managing Shareholder
	Share Capital and	Accumulated Other	Total	Share Capital and	Accumulated Other	Total Managing
	Retained	Comprehensive	Shareholders'	Retained	Comprehensive	Shareholder's
	Earnings (Deficit)	Income (Loss)	Equity	Earnings (Deficit)	Income (Loss)	Equity

Balance January 1, 2003, restated	$30,617	$(2,087)	$28,530	$(254)	$(258)	$(512)
Net loss	(8,328)	-	(8,328)	(84)	-	(84)
Foreign currency translation adjustment	-	190	190	-	2	2
Capital contributions	1,304	-	1,304	13	-	13
Cash distributions	(1,866)	-	(1,866)	(19)	-	(19)
Balance at December 31, 2003	21,727	(1,897)	19,830	(344)	(256)	(600)

Net loss	(4,859)	-	(4,859)	(49)	-	(49)
Foreign currency translation adjustment	-	505	505	-	5	5
Capital contributions	1,369	-	1,369	14	-	14
Cash distributions	(1,399)	-	(1,399)	(14)	-	(14)
Balance at December 31, 2004	16,838	(1,392)	15,446	(393)	(251)	(644)

Net loss	(1,624)	-	(1,624)	(16)	-	(16)
Foreign currency translation adjustment	-	(182)	(182)	-	(2)	(2)
Capital contributions	3,582	-	3,582	36	-	36
Cash distributions	(933)	-	(933)	(9)	-	(9)
Balance at December 31, 2005	$17,863	$(1,574)	$16,289	$(382)	$(253)	$(635)

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Cash Flows
Years ended December 31,

(in thousands)	2005	2004	2003

Cash flows from operating activities:
Net loss	$(1,640)	$(4,908)	$(8,412)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,233	5,292	3,675
Management fee and related interest forgiveness	2,100	1,383	1,317
Impairment of plant and equipment	635	500	296
Loss on sale leaseback	203	880	-
Amortization of deferred financing costs	129	141	131
Interest income on notes receivable	(339)	(171)	(104)
Minority interest in the loss of subsidiaries	(1,218)	(992)	(934)
Deferred income taxes	261	10	(130)
Equity interest in (income) loss of:
Maine Hydro	(616)	(529)	546
Indeck Maine	(2,215)	1,630	821
NEH	95	305	542
US Hydro	(250)	(536)	2,430
Cash distributions from Maine Hydro	842	877	603
Cash distributions from US Hydro	1,674	-	-
Changes in operating assets and liabilities:
Accounts receivable	(528)	(427)	2,018
Unbilled receivables	(1,451)	(1,104)	(2,228)
Inventory	(1)	(314)	(70)
Prepaid expenses and other current assets	212	58	(416)
Other assets	(95)	(190)	-
Accounts payable	893	(1,957)	1,699
Accrued expenses	4,127	95	1,896
Due to/from affiliates, net	(1,929)	(120)	1,179
Other liabilities	(55)	(463)	385
Total adjustments	8,707	4,368	13,656
Net cash provided by (used in) operating activities	7,067	(540)	5,244

Cash flows from investing activities:
Capital expenditures	(11,014)	(16,303)	(14,322)
Loans to Indeck Maine	(1,000)	(1,000)	(300)
Net cash used in investing activities	(12,014)	(17,303)	(14,622)

Cash flows from financing activities:
Repayments of term loan	(1,789)	(1,611)	(1,140)
Proceeds from construction advances	-	12,100	41,474
Repayment of capital lease obligations	(1,499)	(1,126)	(93)
Restricted cash	(285)	(341)	(367)
Cash distributions to minority interest	(1,621)	(2,027)	(1,362)
Cash distributions to shareholders	(942)	(1,413)	(1,885)
Net cash (used in) provided by financing activities	(6,136)	5,582	36,627

Effect of exchange rate on cash and cash equivalents	(1,500)	1,920	2,480
Net (decrease) increase in cash and cash equivalents	(12,583)	(10,341)	29,729
Cash and cash equivalents, beginning of period	20,289	30,630	901
Cash and cash equivalents, end of period	$7,706	$20,289	$30,630

Supplemental disclosure of cash flow information:
Interest paid	$4,079	$3,920	$2,006

Supplemental disclosure of noncash investing and financing activities
Equipment acquired under non-affiliated capital leases	$-	$728	$559
Construction advances converted to capital leases	8,337	14,083	10,582
Noncash sale of 50% interest in Spanish business	-	-	1,371
Distribution to members declared in 2003 but paid in 2004	-	-	1,143
Distribution to minority interest declared in 2003 but paid in 2004	-	-	144

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust V
Consolidated Balance Sheets (unaudited)

(in thousands, except share amounts)	2005
	September 30	June 30	March 31
ASSETS
Current assets:
Cash and cash equivalents	$10,550	$13,821	$15,987
Restricted cash	3,197	3,240	3,338
Accounts receivable	2,571	2,725	2,517
Unbilled receivables	4,378	4,453	4,234
Due from affiliates	1,248	1,130	1,271
Inventory	873	846	792
Prepaid expenses and other current assets	458	544	295
Total current assets	23,275	26,759	28,434
Notes receivable	4,825	3,569	2,378
Investments	7,383	7,334	9,171
Plant and equipment, net	51,943	53,827	52,626
Intangibles, net	14,071	14,793	15,794
Deferred financing costs, net	524	568	625
Other assets	285	285	254

Total assets	$102,306	$107,135	$109,282

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,121	$3,367	$1,447
Accrued expenses	7,246	6,709	5,374
Long-term debt - current portion	1,924	1,902	1,980
Capital lease obligations - current portion	2,880	2,767	2,425
Construction advances - current portion	317	136	23
Due to affiliates	3,354	2,892	4,200
Total current liabilities	17,842	17,773	15,449
Long-term debt - noncurrent portion	17,350	18,766	19,538
Capital lease obligations - noncurrent portion	28,146	28,383	24,075
Construction advances - noncurrent portion	24,107	25,944	33,517
Deferred income taxes	1,032	931	790
Minority interest	1,068	2,161	2,756
Total liabilities	89,545	93,958	96,125

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (932.8875 Investor Shares issued and outstanding)	13,426	13,838	13,818
Managing shareholder’s accumulated deficit (1 management share issued and outstanding)	(665)	(661)	(661)
Total shareholders’ equity	12,761	13,177	13,157

Total liabilities and shareholders’ equity	$102,306	$107,135	$109,282

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust V
Consolidated Balance Sheets (unaudited)

(in thousands, except share amounts)	2004
	September 30	June 30	March 31
ASSETS
Current assets:
Cash and cash equivalents	$23,120	$15,876	$19,437
Restricted cash	2,983	2,874	2,877
Accounts receivable	3,011	2,112	2,414
Unbilled receivables	1,937	2,715	2,470
Due from affiliates	3,566	6,850	10,306
Inventory	699	547	530
Prepaid expenses and other current assets	623	498	19
Total current assets	35,939	31,472	38,053
Notes receivable	2,995	3,308	2,443
Investments	9,688	9,957	9,411
Plant and equipment, net	45,143	41,204	37,884
Intangibles, net	16,704	17,192	18,056
Deferred financing costs, net	665	703	745

Total assets	$111,134	$103,836	$106,592

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,640	$1,773	$1,682
Accrued expenses	3,522	3,721	4,755
Long-term debt - current portion	1,768	1,649	1,605
Capital lease obligations - current portion	1,982	1,546	1,051
Construction advances - current portion	445	347	418
Due to affiliates	5,272	4,369	3,983
Total current liabilities	15,629	13,405	13,494
Long-term debt - noncurrent portion	19,710	20,698	20,913
Capital lease obligations - noncurrent portion	17,646	16,029	12,064
Construction advances - noncurrent portion	38,032	30,839	35,750
Other liabilities	185	-	-
Deferred income taxes	892	895	902
Minority interest	4,112	4,883	5,678
Total liabilities	96,206	86,749	88,801

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (932.8875 Investor Shares issued and outstanding)	15,571	17,709	18,406
Managing shareholder’s accumulated deficit (1 management share issued and outstanding)	(643)	(622)	(615)
Total shareholders’ equity	14,928	17,087	17,791

Total liabilities and shareholders’ equity	$111,134	$103,836	$106,592

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust V
Consolidated Balance Sheets (unaudited)

(in thousands, except share amounts)	2003
	September 30	June 30	March 31
ASSETS	(Restated)	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$17,807	$20,623	$2,924
Restricted cash	2,464	2,356	2,230
Accounts receivable	1,303	1,327	1,178
Unbilled receivables	1,704	-	-
Due from affiliates	639	708	981
Inventory	388	334	318
Prepaid expenses and other current assets	459	1,326	1,141
Total current assets	24,764	26,674	8,772
Notes receivable	2,371	2,352	2,332
Investments	12,214	14,811	14,126
Plant and equipment, net	27,600	24,981	23,416
Intangibles, net	17,356	17,550	17,301
Deferred financing costs, net	747	774	873

Total assets	$85,052	$87,142	$66,820

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,890	$1,288	$2,755
Accrued expenses	2,547	2,786	1,814
Long-term debt - current portion	889	1,235	1,228
Capital lease obligations - current portion	626	294	94
Construction advances - current portion	1,417	11,499	2,620
Due to affiliates	4,040	3,843	3,421
Total current liabilities	11,409	20,945	11,932
Long-term debt - noncurrent portion	20,442	20,564	19,575
Capital lease obligations - noncurrent portion	9,235	3,914	1,245
Construction advances - noncurrent portion	15,021	7,733	-
Other liabilities	570	80	76
Deferred income taxes	1,008	968	1,152
Minority interest	6,417	7,497	7,482
Total liabilities	64,102	61,701	41,462

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (932.8875 Investor Shares issued and outstanding)	21,532	25,979	25,897
Managing shareholder’s accumulated deficit (1 management share issued and outstanding)	(582)	(538)	(539)
Total shareholders’ equity	20,950	25,441	25,358

Total liabilities and shareholders’ equity	$85,052	$87,142	$66,820

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Nine Months Ended September 30,			Three Months Ended September 30,
(in thousands, except per share amounts)	2005	2004	2003	2005	2004	2003
			(Restated)			(Restated)

Revenues	$23,807	$16,135	$9,314	$8,176	$5,639	$3,338

Cost of revenues	21,331	14,669	9,468	7,895	5,321	3,417

Gross profit (loss)	2,476	1,466	(154)	281	318	(79)

Operating expenses:
General and administrative expenses	655	440	920	257	90	580
Management fee to the Managing Shareholder	1,749	1,749	1,749	583	583	583
Impairment of plant and equipment	-	498	292	-	-	-
Total operating expenses	2,404	2,687	2,961	840	673	1,163

Income (loss) from operations	72	(1,221)	(3,115)	(559)	(355)	(1,242)

Other income (expense):
Interest income	509	351	213	177	115	117
Interest expense	(4,030)	(2,693)	(1,190)	(1,436)	(1,106)	(148)
Equity in income (loss) of Maine Hydro	484	616	(107)	(222)	(5)	(317)
Equity in income (loss) of Indeck Maine	1,028	(1,439)	(248)	1,478	(347)	(417)
Equity in loss (income) of NEH	(107)	(222)	(246)	12	(95)	5
Equity in income (loss) of US Hydro	325	484	(1,894)	(98)	(78)	(1,818)
Other (expense) income, net	(205)	16	(134)	(205)	(32)	(25)
Other expense, net	(1,996)	(2,887)	(3,606)	(294)	(1,548)	(2,603)

Loss before income tax and minority interest	(1,924)	(4,108)	(6,721)	(853)	(1,903)	(3,845)

Income tax expense (benefit)	152	7	(208)	121	3	(57)

Loss before minority interest	(2,076)	(4,115)	(6,513)	(974)	(1,906)	(3,788)

Minority interest in the loss of subsidiaries	694	660	819	577	246	216

Net loss	(1,382)	(3,455)	(5,694)	(397)	(1,660)	(3,572)

Foreign currency translation adjustment	(188)	95	(432)	(19)	(28)	23

Comprehensive loss	$(1,570)	$(3,360)	$(6,126)	$(416)	$(1,688)	$(3,549)

Managing Shareholder - Net loss	$(14)	$(35)	$(57)	$(4)	$(17)	$(36)
Shareholders - Net loss	$(1,368)	$(3,420)	$(5,637)	$(393)	$(1,643)	$(3,536)
Net loss per Investor Share	$(1,467)	$(3,667)	$(6,043)	$(421)	$(1,762)	$(3,791)

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

(in thousands, except per share amounts)	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	2003	2005	2004	2003
			(Restated)			(Restated)

Revenues	$15,631	$10,496	$5,976	$8,749	$5,478	$3,184

Cost of revenues	13,436	9,348	6,051	7,409	4,628	3,138

Gross profit (loss)	2,195	1,148	(75)	1,340	850	46

Operating expense:
General and administrative expenses	398	350	340	193	139	119
Management fee to the Managing Shareholder	1,166	1,166	1,166	583	583	583
Impairment of plant and equipment	-	498	292	-	498	292
Total operating expenses	1,564	2,014	1,798	776	1,220	994

Income (loss) from operations	631	(866)	(1,873)	564	(370)	(948)

Other income (expense):
Interest income	332	236	96	182	150	53
Interest expense	(2,594)	(1,587)	(1,042)	(1,361)	(815)	(571)
Equity in income of Maine Hydro	706	621	210	480	555	270
Equity in (loss) income of Indeck Maine	(450)	(1,092)	169	110	(477)	346
Equity in loss of NEH	(119)	(127)	(251)	(23)	(62)	(154)
Equity in income (loss) of US Hydro	423	562	(76)	237	282	349
Other income (expense), net	-	48	(109)	-	(102)	(100)
Other (expense) income, net	(1,702)	(1,339)	(1,003)	(375)	(469)	193

(Loss) income before income tax and minority interest	(1,071)	(2,205)	(2,876)	189	(839)	(755)

Income tax expense (benefit)	31	4	(151)	5	2	(90)

(Loss) income before minority interest	(1,102)	(2,209)	(2,725)	184	(841)	(665)

Minority interest in the loss (earnings) of subsidiaries	117	414	603	(13)	231	329

Net (loss) income	(985)	(1,795)	(2,122)	171	(610)	(336)

Foreign currency translation adjustment	(169)	123	(455)	(151)	(94)	419

Comprehensive (loss) income	$(1,154)	$(1,672)	$(2,577)	$20	$(704)	$83

Managing Shareholder - Net (loss) income	$(10)	$(18)	$(21)	$2	$(6)	$(3)
Shareholders - Net (loss) income	$(975)	$(1,777)	$(2,101)	$169	$(604)	$(333)
Net (loss) income per Investor Share	$(1,045)	$(1,905)	$(2,252)	$181	$(647)	$(357)

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except per share amounts)	Three Months Ended March 31,
	2005	2004	2003
			(Restated)

Revenues	$6,882	$5,018	$2,792

Cost of revenues	6,027	4,720	2,913

Gross profit (loss)	855	298	(121)

Operating expense:
General and administrative expenses	205	211	221
Management fee to the Managing Shareholder	583	583	583
Total operating expenses	788	794	804

Income (loss) from operations	67	(496)	(925)

Other income (expense):
Interest income	150	86	43
Interest expense	(1,233)	(772)	(471)
Equity in income (loss) of Maine Hydro	226	66	(60)
Equity in loss of Indeck Maine	(560)	(615)	(177)
Equity in loss of NEH	(96)	(65)	(97)
Equity in income (loss) of US Hydro	186	280	(425)
Other income (expense), net	-	150	(9)
Other expense, net	(1,327)	(870)	(1,196)

Loss before income taxes and minority interest	(1,260)	(1,366)	(2,121)

Income tax expense (benefit)	26	2	(61)

Loss before minority interest	(1,286)	(1,368)	(2,060)

Minority interest in the loss of subsidiaries	130	183	274

Net loss	(1,156)	(1,185)	(1,786)

Foreign currency translation adjustment	(18)	217	(874)

Comprehensive loss	$(1,174)	$(968)	$(2,660)

Managing Shareholder - Net loss	$(12)	$(12)	$(18)
Shareholders - Net loss	$(1,144)	$(1,173)	$(1,768)
Net loss per Investor Share	$(1,227)	$(1,258)	$(1,895)

 The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
Three Months, Six Months and Nine Months Ended March, June and September for 2003, 2004 and 2005 (unaudited)

	Shareholders'			Managing Shareholder
(in thousands)	Share Capital and	Accumulated Other	Total	Share Capital and	Accumulated Other	Total Managing
	Retained	Comprehensive	Shareholders'	Retained	Comprehensive	Shareholder's
	Earnings (Deficit)	Income (Loss)	Equity	Earnings (Deficit)	Income (Loss)	Equity

Three months ended 3/31/03
Balance January 1, 2003, restated	$30,617	$(2,087)	$28,530	$(254)	$(258)	$(512)
Net loss	(1,768)	-	(1,768)	(18)	-	(18)
Foreign currency translation adjustment	-	(865)	(865)	-	(9)	(9)
Balance at March 31, 2003, restated	$28,849	$(2,952)	$25,897	$(272)	$(267)	$(539)

Six months ended 6/30/03
Balance January 1, 2003, restated	$30,617	$(2,087)	$28,530	$(254)	$(258)	$(512)
Net loss	(2,101)	-	(2,101)	(21)	-	(21)
Foreign currency translation adjustment	-	(450)	(450)	-	(5)	(5)
Balance at June 30, 2003, restated	$28,516	$(2,537)	$25,979	$(275)	$(263)	$(538)

Nine months ended 9/30/03
Balance January 1, 2003, restated	$30,617	$(2,087)	$28,530	$(254)	$(258)	$(512)
Net loss	(5,637)	-	(5,637)	(57)	-	(57)
Foreign currency translation adjustment	-	(428)	(428)	-	(4)	(4)
Cash Distributions	(933)	-	(933)	(9)	-	(9)
Balance at September 30, 2003, restated	$24,047	$(2,515)	$21,532	$(320)	$(262)	$(582)

Three months ended 3/31/04
Balance January 1, 2004	$21,727	$(1,897)	$19,830	$(344)	$(256)	$(600)
Net loss	(1,173)	-	(1,173)	(12)	-	(12)
Foreign currency translation adjustment	-	215	215	-	2	2
Cash Distributions	(466)	-	(466)	(5)	-	(5)
Balance at March 31, 2004	$20,088	$(1,682)	$18,406	$(361)	$(254)	$(615)

Six months ended 6/30/04
Balance January 1, 2004	$21,727	$(1,897)	$19,830	$(344)	$(256)	$(600)
Net loss	(1,777)	-	(1,777)	(18)	-	(18)
Foreign currency translation adjustment	-	122	122	-	1	1
Cash Distributions	(466)	-	(466)	(5)	-	(5)
Balance at June 30, 2004	$19,484	$(1,775)	$17,709	$(367)	$(255)	$(622)

Nine months ended 9/30/04				-
Balance January 1, 2004	$21,727	$(1,897)	$19,830	$(344)	$(256)	$(600)
Net loss	(3,420)	-	(3,420)	(35)	-	(35)
Foreign currency translation adjustment	-	94	94	-	1	1
Cash Distributions	(933)	-	(933)	(9)	-	(9)
Balance at September 30, 2004	$17,374	$(1,803)	$15,571	$(388)	$(255)	$(643)

Three months ended 3/31/05
Balance January 1, 2005	$16,838	$(1,392)	$15,446	$(393)	$(251)	$(644)
Net loss	(1,144)	-	(1,144)	(12)	-	(12)
Foreign currency translation adjustment	-	(18)	(18)	-	-	-
Cash Distributions	(466)	-	(466)	(5)	-	(5)
Balance at March 31, 2005	$15,228	$(1,410)	$13,818	$(410)	$(251)	$(661)

Six months ended 6/30/05
Balance January 1, 2005	$16,838	$(1,392)	$15,446	$(393)	$(251)	$(644)
Net loss	(975)	-	(975)	(10)	-	(10)
Foreign currency translation adjustment	-	(167)	(167)	-	(2)	(2)
Cash Distributions	(466)	-	(466)	(5)	-	(5)
Balance at June 30, 2005	$15,397	$(1,559)	$13,838	$(408)	$(253)	$(661)

Nine months ended 9/30/05
Balance January 1, 2005	$16,838	$(1,392)	$15,446	$(393)	$(251)	$(644)
Net loss	(1,368)	-	(1,368)	(14)	-	(14)
Foreign currency translation adjustment	-	(186)	(186)	-	(2)	(2)
Cash Distributions	(466)	-	(466)	(5)	-	(5)
Balance at September 30, 2005	$15,004	$(1,578)	$13,426	$(412)	$(253)	$(665)

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Cash Flows (unaudited)

(in thousands)	Nine Months Ended September 30,
	2005	2004	2003
			(Restated)
Cash flows from operating activities:
Net loss	$(1,382)	$(3,455)	$(5,694)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,681	3,868	2,706
Impairment of plant and equipment	-	498	292
Loss on sale leaseback	-	102	-
Amortization of deferred financing costs	98	105	100
Interest income on notes receivable	(238)	(93)	(58)
Minority interest in the loss of subsidiaries	(694)	(660)	(819)
Deferred income taxes	152	7	51
Equity interest in (income) loss of:
Maine Hydro	(484)	(616)	107
Indeck Maine	(1,028)	1,439	248
NEH	107	222	246
US Hydro	(325)	(484)	1,894
Cash distributions from Maine Hydro	842	-	-
Cash distributions from US Hydro	1,674	-	-
Changes in operating assets and liabilities:
Accounts receivable	(380)	(1,191)	2,372
Unbilled receivables	(957)	521	(1,647)
Inventory	(115)	(231)	(23)
Prepaid expenses and other current assets	56	(46)	(338)
Other assets	(95)	-	-
Accounts payable	583	(812)	412
Accrued expenses	3,416	(421)	760
Due to/from affiliates, net	(420)	(814)	2,001
Other liabilities	(57)	(330)	473
Total adjustments	6,816	1,064	8,777
Net cash provided by (used in) operating activities	5,434	(2,391)	3,083

Cash flows from investing activities:
Capital expenditures	(7,796)	(11,692)	(8,445)
Loans to Indeck Maine	(1,000)	(1,000)	(300)
Net cash used in investing activities	(8,796)	(12,692)	(8,745)

Cash flows from financing activities:
Repayments of term loan	(1,812)	(1,564)	(1,257)
Proceeds from construction advances	-	11,803	25,477
Repayment of capital lease obligations	(991)	(186)	(57)
Restricted cash	(255)	(306)	(343)
Cash distributions to minority interest	(1,548)	(1,704)	(907)
Cash distributions to shareholders	(471)	(942)	(942)
Net cash (used in) provided by financing activities	(5,077)	7,101	21,971

Effect of exchange rate on cash and cash equivalents	(1,300)	472	597

Net (decrease) increase in cash and cash equivalents	(9,739)	(7,510)	16,906
Cash and cash equivalents, beginning of period	20,289	30,630	901
Cash and cash equivalents, end of period	$10,550	$23,120	$17,807

Supplemental disclosure of cash flow information:
Interest paid	$2,814	$1,563	$1,320

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Cash Flows (unaudited)

(in thousands)	Six Months Ended June 30,
	2005	2004	2003
			(Restated)
Cash flows from operating activities:
Net loss	$(985)	$(1,795)	$(2,122)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,052	2,486	1,806
Impairment of plant and equipment	-	498	292
Loss on sale leaseback	-	102	-
Amortization of deferred financing costs	66	70	67
Interest income on notes receivable	(137)	(59)	(39)
Minority interest in the loss of subsidiaries	(117)	(414)	(603)
Deferred income taxes	31	4	23
Equity interest in (income) loss of:
Maine Hydro	(706)	(621)	(210)
Indeck Maine	450	1,092	(169)
NEH	119	127	251
US Hydro	(423)	(562)	76
Cash distributions from Maine Hydro	842	-	-
Cash distributions from US Hydro	1,674	-	-
Changes in operating assets and liabilities:
Accounts receivable	(482)	(271)	2,336
Unbilled receivables	(941)	(254)	-
Inventory	(67)	(75)	25
Prepaid expenses and other current assets	(23)	82	(1,186)
Other assets	(95)	-	-
Accounts payable	1,833	(1,696)	(152)
Accrued expenses	2,780	(220)	1,021
Due to/from affiliates, net	(764)	(4,755)	1,692
Other liabilities	(59)	(517)	-
Total adjustments	7,033	(4,983)	5,230
Net cash provided by (used in) operating activities	6,048	(6,778)	3,108

Cash flows from investing activities:
Capital expenditures	(7,308)	(7,197)	(5,612)
Loans to Indeck Maine	(1,000)	(1,000)	(300)
Net cash used in investing activities	(8,308)	(8,197)	(5,912)

Cash flows from financing activities:
Repayments of term loan	(871)	(785)	(589)
Proceeds from construction advances	-	2,737	22,885
Repayment of capital lease obligations	(530)	(160)	-
Restricted cash	(224)	(183)	(262)
Cash distributions to minority interest	(1,055)	(1,545)	-
Cash distributions to shareholders	(471)	(471)	-
Net cash (used in) provided by financing activities	(3,151)	(407)	22,034

Effect of exchange rate on cash and cash equivalents	(1,057)	628	492

Net (decrease) increase in cash and cash equivalents	(6,468)	(14,754)	19,722
Cash and cash equivalents, beginning of period	20,289	30,630	901
Cash and cash equivalents, end of period	$13,821	$15,876	$20,623

Supplemental disclosure of cash flow information:
Interest paid	$1,608	$1,140	$851

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust V
Consolidated Statements of Cash Flows (unaudited)

(in thousands)	Three Months Ended March 31,
	2005	2004	2003
			(Restated)
Cash flows from operating activities:
Net loss	$(1,156)	$(1,185)	$(1,786)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,490	1,214	932
Amortization of deferred financing costs	33	35	33
Interest income on notes receivable	(56)	(26)	(19)
Minority interest in the loss of subsidiaries	(130)	(183)	(274)
Deferred income taxes	(148)	2	255
Equity interest in (income) loss of:
Maine Hydro	(226)	(66)	60
Indeck Maine	560	615	177
NEH	96	65	97
US Hydro	(186)	(280)	425
Changes in operating assets and liabilities:
Accounts receivable	(164)	(556)	2,415
Unbilled receivables	(545)	18	-
Inventory	22	(53)	27
Prepaid expenses and other current assets	250	570	(1,050)
Other assets	(63)	-	-
Accounts payable	(210)	(1,820)	1,374
Accrued expenses	1,182	834	148
Due to/from affiliates, net	402	(8,212)	1,010
Other liabilities	(51)	(521)	-
Total adjustments	2,256	(8,364)	5,610
Net cash provided by (used in) operating activities	1,100	(9,549)	3,824

Cash flows from investing activities:
Capital expenditures	(2,784)	(2,284)	(4,545)
Loans to Indeck Maine	-	-	(300)
Net cash used in investing activities	(2,784)	(2,284)	(4,845)

Cash flows from financing activities:
Repayments of term loan	(879)	(853)	(691)
Proceeds from construction advances	-	2,758	4,031
Repayment of capital lease obligations	(75)	(147)	-
Restricted cash	(190)	(158)	(242)
Cash distributions to minority interest	(529)	(1,386)	-
Cash distributions to shareholders	(471)	(471)	-
Net cash (used in) provided by financing activities	(2,144)	(257)	3,098

Effect of exchange rate on cash and cash equivalents	(474)	897	(54)

Net (decrease) increase in cash and cash equivalents	(4,302)	(11,193)	2,023
Cash and cash equivalents, beginning of period	20,289	30,630	901
Cash and cash equivalents, end of period	$15,987	$19,437	$2,924

Supplemental disclosure of cash flow information:
Interest paid	$438	$726	$393

The accompanying notes are an integral part of these financial statements.

    RIDGEWOOD ELECTRIC POWER TRUST V
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (dollar amounts in thousands, except per share amounts)

1.        DESCRIPTION OF BUSINESS

Ridgewood Electric Power Trust V (the "Trust") was formed as a Delaware trust in March 1996. The Trust began offering shares on April 12, 1996 and concluded its offering on April 15, 1998. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”).

The Trust has been organized to invest primarily in independent power generation facilities, water desalinization plants and other infrastructure projects both in the US and abroad. The projects to be owned by the Trust may have characteristics that qualify the projects for government incentives. Among the possible incentives are ancillary revenue opportunities related to the fuel used by the power plants or tax incentives provided to projects in remote locations.

The Trust’s accompanying consolidated financial statements include the financial statements of Ridgewood UK, LLC (“RUK”). The Trust’s consolidated financial statements also include the Trust’s 29.2% interest in Ridgewood US Hydro Corporation (“US Hydro”), 14.1% interest in Ridgewood Near East Holding LLC (“NEH”), 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and 25% interest in Ridgewood Indeck Maine Energy, LLC (“Indeck Maine”) which are accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of the entities mentioned above.

The Trust owns 69.6% interest in RUK and the remaining 30.4% minority interest is owned by Ridgewood Power Growth Fund (the “Growth Fund”). The interest of the Growth Fund is presented as minority interest in the consolidated balance sheets and statements of operations.

The Managing Shareholder performs (or arranges for the performance of) the operation and maintenance of the projects owned by the Trust and the management and administrative services required for Trust operations. Among other services, the Managing Shareholder administers the accounts and handles relations with the shareholders, including tax and other financial information. The Managing Shareholder also provides the Trust with office space, equipment and facilities and other services necessary for its operation.

2.        RESTATEMENT OF FINANCIALS STATEMENTS (UNAUDITED)

The Trust has identified a series of adjustments including the change in the amounts relating to the consolidation of RUK, change in the recognition of earnings and losses of US Hydro, NEH and Indeck Maine. In addition, the adjustments also include corrections in the accounting for the waiver of management fees payable to the Managing Shareholder of the Trust and accounting for professional services, which have resulted in the restatement of the previously issued financial statements for the quarters ended March 31, June 30, and September 30, 2003.

The tables below present the changes in financial statement line items between the Trust’s previously reported and restated balance sheets, statements of operations and cash flows. Explanatory comments follow the tables.

Quarterly Balance Sheets	2003
	September 30	June 30	March 31
ASSETS
Cash and cash equivalents	$(2,458)	$(2,351)	$(2,225)	(H)
Restricted cash	2,464	2,356	2,230	(H)
Accounts receivables	(3,431)	(2,591)	(2,245)	(A)(H)
Unbilled receivables	1,704	-	-	(H)
Due from affiliates	-	(300)	(300)	(G)
Inventory	388	334	318	(H)
Prepaid expenses and other current assets	(42)	890	715	(H)
Notes receivable	2,371	2,352	2,332	(G)(H)
Investments	(5,169)	(2,998)	(2,915)	(D)(E)(F)(G)(H)
Plant and equipment, net	1,192	757	891	(A)(H)
Intangibles, net	264	256	422	(A)(H)
Deferred financing costs, net	747	774	873	(A)(H)
Total	$(1,970)	$(521)	$96

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$(2,725)	$(2,957)	$(1,725)	(A)(H)
Accrued expenses	2,547	2,786	1,814	(B)(H)
Long-term debt - current portion	85	85	130	(H)
Capital lease obligations - current portion	626	294	94	(A)(H)
Construction advances - current portion	1,417	11,499	2,620	(H)
Due to affiliates	699	67	36	(A)(C)
Long-term debt - noncurrent portion	662	689	640	(H)
Capital lease obligations - noncurrent portion	9,235	3,914	1,245	(A)(H)
Construction advances - noncurrent portion	(11,336)	(15,707)	(3,958)	(A)(H)
Deferred income taxes	361	192	252	(A)(H)
Minority interest	(193)	(106)	(15)	(A)
Shareholders’ equity	(3,348)	(1,277)	(1,037)	(A)(B)(D)(E)(F)(G)
Total	$(1,970)	$(521)	$96

Quarterly Statement of Operations	2003			2003
	Nine months ended	Six months ended	Three months ended	Three months ended	Three months ended
	September 30	June 30	March 31	September 30	June 30
Revenues	$(81)	$(39)	$25	$(42)	$(64)	(H)
Cost of revenues	251	88	(18)	163	106	(A)(H)
General and administrative expenses	(469)	(76)	(90)	(393)	14	(A)(B)(H)
Management fee to the Managing Shareholder	(583)	-	-	(583)	-	(C)
Impairment of plant and equipment	(292)	(292)	-	-	(292)	(A)

Loss from operations	(1,174)	(319)	(83)	(855)	(236)

Interest income	(48)	(4)	3	(44)	(7)	(H)
Interest expense	825	135	(5)	690	140	(A)(C)(H)
Equity in income (loss) of Maine Hydro	2	-	(2)	2	2	(E)
Equity in loss of Indeck Maine	(152)	(78)	(6)	(74)	(72)	(G)(H)
Equity in loss income of NEH	(30)	(29)	(17)	(1)	(12)	(F)
Equity in loss of US Hydro	(2,513)	(715)	(715)	(1,798)	-	(D)
Other expense, net	(75)	(75)	-	-	(75)	(A)
Income tax (benefit) expense	(89)	(13)	61	(76)	(74)	(A)
Minority interest in the (earnings) loss of subsidiaries	(50)	69	(31)	(119)	100	(A)

Net loss	$(3,304)	$(1,029)	$(795)	$(2,275)	$(234)

Managing Shareholder - Net loss	$(33)	$(10)	$(8)	$(23)	$(2)
Shareholders - Net loss	$(3,271)	$(1,019)	$(787)	$(2,252)	$(232)
Net loss per Investor Share	$(3,506)	$(1,092)	$(844)	$(2,414)	$(248)

	2003
Quarterly Cash Flows	Nine Months Ended	Six Months Ended	Three Months Ended
	September 30	June 30	March 31

Net cash provided by operating activities	$2,478	$2,011	$3,045
Net cash used in investing activities	(2,132)	(1,941)	(2,904)
Net cash provided by financing activities	(684)	(329)	(380)
Decrease in exchange rate on cash and cash equivalents	(91)	(62)	44
Net decrease in cash and cash equivalents	(429)	(321)	(195)
Decrease in cash and cash equivalents, beginning of period	(2,029)	(2,030)	(2,030)
Decrease in cash and cash equivalents, end of period	(2,458)	(2,351)	(2,225)

(A)
RUK did not properly recognize certain differences between generally accepted accounting principles in the United States (“US GAAP”) and those of the United Kingdom (“UK GAAP”), recognition of impairment of intangibles, interest expense, income tax and corrections of errors in the timing of certain income and expense items. The difference includes the capitalization and amortization of construction period interest under US GAAP versus the expensing of such interest under UK GAAP and will be characterized as intangible assets under US GAAP and are, therefore, also subject to amortization but at a different rate. As a result, the Trust recorded the following adjustments:

	2003
	September 30	June 30	March 31
Accounts receivable, decrease	$-	$(647)	$-
Plant and equipment, net, increase	188	51	9
Intangibles, net, decrease	(540)	(540)	(247)
Deferred financing costs, net, increase	338	142	-
Other assets, decrease	(576)	-	-
Accounts payable, decrease	(134)	(191)	(250)
Capital lease obligations - current portion, increase	308	1,618	-
Due to affiliates, increase	19	14	14
Capital lease obligations - noncurrent portion, increase	2,450	-	-
Other liabilities, decrease	(3,335)	(2,189)	-
Deferred income taxes, increase	51	20	24
Minority interest, decrease	(193)	(106)	(16)
Beginning shareholders' equity, decrease	(31)	(31)	(31)
CTA, increase (decrease)	186	(23)	(15)
Cost of revenues, decrease	10	7	3
General and administrative expenses, decrease (increase)	-	8	(9)
Impairment of plant and equipment, increase	(292)	(292)	-
Interest Expense, decrease	583	189	14
Other income, decrease	(75)	(75)	-
Income taxes, (decrease) increase	(89)	(13)	61
Minority interest, decrease (increase)	(48)	70	(33)

(B)
In the previously issued financial statements, the Trust accrued professional service fees in the period to be audited or reviewed rather than during the period in which the services were performed. The Trust has concluded that such treatment is not in accordance with US GAAP. As a result, the Trust recorded the following adjustments:

	2003
	September 30	June 30	March 31
Accrued liabilities, increase	$112	$119	$124
Beginning Shareholders' equity, decrease	(34)	(34)	(34)
General and administrative expenses, increase	77	84	90

(C)
Originally, the Trust did not properly record the accrual, waiver and forgiveness of management fees (including the associated interest thereon) due by the Trust to the Managing Shareholder of the Trust. The Trust treated the waiver of management fees as a direct offset against the management fee expense in the period in which the waiver took place so that neither the fee nor the waiver appeared in the consolidated statement of operations of the Trust. The Trust made the adjustment by recording an accrual of the management fee expense in the period to which the accrual applies and any waiver or forgiveness treated as a capital contribution to the Trust by the Managing Shareholder. The contribution of the Managing Shareholder was also reallocated to the shareholders of the Trust in such a way as to keep the capital accounts of the shareholders in the Trust in the same relationship to each other as they had been prior to the contribution of the management fee by the Managing Shareholder.

	2003
	September 30	June 30	March 31
Due to affiliates, increase	$679	$53	$21
Management fee to the Managing Shareholder, increase	583	-	-
Interest expense, increase	96	53	21

(D)
The Trust did not properly recognize its minority investment in US Hydro due to a change in the valuation of the assets acquired in the US Hydro acquisition.  Previously, US Hydro valued acquired intangibles for one of the projects based on the term of the related power purchase agreement instead of the shorter term of the related ground lease for the project. US Hydro also changed the valuations used previously to record the allocation of the purchase price among its assets. In addition, in 2003, US Hydro recorded an impairment of goodwill resulting from not exercising the Internal Revenue Code Section 338 (h) (10) election and also recorded impairment of notes receivable resulting from a negotiated settlement with Truckee-Carson Irrigation District. As a result, the Trust recorded the following adjustments.

	2003
	September 30	June 30	March 31
Investments, decrease	$(2,527)	$(730)	$(729)
Beginning Shareholders' equity, decrease	(14)	(14)	(14)
Equity in income from US Hydro, decrease	(2,513)	(716)	(715)

(E)
The Trust did not properly recognize its minority interest in Maine Hydro due to changes in the impairment of plant and equipment and correction of errors of certain income and expense items. As a result, the Trust recorded the following adjustments:

	2003
	September 30	June 30	March 31
Investments, decrease	$(17)	$(19)	$(21)
Beginning Shareholders' equity, decrease	(19)	(19)	(19)
Equity in income from Maine Hydro, increase (decrease)	2	-	(2)

(F)
The Trust did not properly recognize its minority interest in NEH due to correction of errors relating to certain expense items such as provision and recovery of bad debts, depreciation expense and write-off of prepaid expenses. In addition, NEH originally recorded disbursements made to one of its investments in 2003 and the prior year as intercompany advances instead of general and administrative expenses. To correct these errors, the Trust recorded the following adjustments:

	2003
	September 30	June 30	March 31
Investments, decrease	$(21)	$(19)	$(8)
Beginning Shareholders' equity, increase	10	10	10
CTA, decrease	(1)	(1)	(1)
Equity in income from NEH, decrease	(30)	(28)	(17)

(G)
The Trust did not properly recognize its minority interest in Indeck Maine due to timing of certain raw material purchases and operating expense items. The Trust also reclassified loans made to Indeck Maine and the interest accrued from the investment account to notes receivable. As a result, the Trust recorded the following adjustments:

	2003
	September 30	June 30	March 31
Due from affiliates, decrease	$-	$(300)	$(300)
Notes receivable, increase	2,075	2,075	2,075
Investments, decrease	(2,306)	(1,953)	(1,899)
Beginning Shareholders' equity, decrease	(138)	(138)	(138)
Equity in income from Indeck Maine, (decrease) increase	(93)	(40)	14

(H)
Certain items in the previously issued financial statements for the 2003 quarters have been reclassified to conform to the current year presentation. These reclassifications, presented below, had no effect on net income (loss):

	2003
	September 30	June 30	March 31
Cash, decrease	$(2,458)	$(2,351)	$(2,225)
Restricted cash, increase	2,464	2,356	2,230
Accounts receivable, decrease	(3,431)	(1,944)	(2,245)
Unbilled receivables, increase	1,704	-	-
Inventory, increase	388	334	318
Prepaid expenses and other current assets, (decrease) increase	(42)	890	715
Notes receivable, increase	296	277	257
Investments, decrease	(296)	(277)	(257)
Plant and equipment, net, increase	1,004	706	882
Intangibles, net, increase	803	795	669
Deferred financing costs, net, increase	409	632	873
Other assets, increase	576	-	-
Accounts payable, decrease	(2,590)	(2,765)	(1,475)
Accrued expenses, increase	2,432	2,667	1,693
Long-term debt - current portion, increase	85	85	130
Capital lease obligations - current portion, increase (decrease)	318	(1,324)	94
Construction advances - current portion, increase	1,417	11,499	2,620
Long-term debt - noncurrent portion, increase	662	689	640
Capital lease obligations - noncurrent portion, increase	6,785	3,914	1,245
Construction advances - noncurrent portion, decrease	(11,336)	(15,707)	(3,958)
Other liabilities, increase	3,335	2,189	-
Deferred income taxes, increase	309	171	228
Revenues, (decrease) increase	(81)	(39)	25
Cost of revenues, decrease (increase)	241	81	(21)
General and administrative expenses (increase) decrease	(392)	-	9
Interest income, decrease	(48)	(4)	3
Interest expense, decrease	338	-	3
Equity in income (loss) of Indeck Maine, decrease	(58)	(38)	(19)

The Trust restated 2002 amounts by decreasing Shareholders' equity as of January 1, 2003 by $226. The following is the summary of adjustments recorded that were made to equity as of January 1, 2003: (a) overstatement of investment in Maine Hydro of $19 (b) overstatement of investment in Indeck Maine of $138 (c) underaccrual of accounting fees of $131 (d) overstatement of investment in US Hydro of $14 (e) understatement of shareholders’ equity related to NEH of $10 and (f) understatement of Shareholders' equity related to RUK, net of minority interest of $66.

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)       Principles of Consolidation

The consolidated financial statements include the financial statements of the Trust and its majority-owned subsidiary. Minority interests of its majority-owned subsidiary are calculated based upon the respective minority interest ownership percentages. All material intercompany transactions have been eliminated in consolidation.

The Trust uses the equity method of accounting for its investments in affiliates which are 50% or less owned as the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Trust’s share of the earnings or losses of the affiliates is included in the consolidated financial statements.

b)	Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Trust to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Trust evaluates its estimates, including accounts receivable, unbilled receivables, inventory, investments, recoverable value of plant and equipment, intangibles and recordable liabilities for litigation and other contingencies. The Trust bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

c)	Revenue Recognition

Power generation revenue is recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the electricity sales contracts. Any adjustments needed to reflect actual volumes delivered are made when the actual volumetric information subsequently becomes available. Final billings do not vary significantly from estimates.

d)       Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities when purchased of three months or less, as cash and cash equivalents. Cash deposits including restricted cash held in foreign banks as of December 31, 2005, 2004 and 2003 exceeded the United Kingdom (“UK”) insured limits by $8,439, $20,560, and $33,026, respectively. Cash deposits held in US banks exceeded insured limits by $916 as of December 31, 2005. All of the cash deposits held in US banks were fully insured as of December 31, 2004 and 2003.

e)       Accounts Receivable

Accounts receivable are recorded at invoice price in the period in which the related revenues are earned, and do not bear interest. No allowance for bad debt expense was provided based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customers.

f)	Unbilled Receivables

Unbilled receivables consist of revenue that has been earned but for which no invoices have been issued as the meter readings have not been certified by the customer or appropriate regulatory body. Power generation revenue is recorded in the month of delivery and meter certification can require a period of two to four months in the case of certifications required for the issuance of renewable obligation (“RO”) certificates.

g)	Inventory

Inventory primarily consists of spare parts and materials used in the Trust’s operations. Inventories are stated at the lower of cost and net realizable value. An allowance is established for slow moving items on the basis of management’s review and assessment of inventory movements.

h)       Plant and Equipment

Plant and equipment, consisting of plant and machinery, vehicles, furniture and fixtures and construction in-process are stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets. The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the statement of operations.

The Trust uses the straight-line method of depreciation over the estimated useful life of the assets:

Plant and machinery                                                      15 years
Vehicles                                                                             4 years
Furniture and fixtures                                                      4 years

i)        Impairment of Long-Lived Assets and Intangibles

The Trust evaluates intangible assets and long-lived assets, such as plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

j)	Sale and Leaseback Transactions

The Trust accounts for the sale and leaseback of plant and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 98, Accounting For Leases. Losses on sale leaseback transactions are recognized at the time of sale if the fair value of the plant and equipment sold is less than the un-depreciated cost of the plant and equipment. Gains on sale and leaseback transactions are deferred and amortized over the remaining lease term.

k)	Fair Value of Financial Instruments

For the years ended December 31, 2005, 2004 and 2003, the carrying value of the Trust’s cash and cash equivalents, accounts receivable, unbilled receivable, inventory, accounts payable and accrued expenses approximates their fair value. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, does not differ materially from its carrying value.

l)	Foreign Currency Translation

The British Pound Sterling is the functional currency of the Trust’s foreign operation. The consolidated financial statements of the Trust’s non-United States subsidiary is translated into United States dollars. Assets and liabilities are translated into US dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rates during the applicable reporting period. The cumulative foreign currency translation adjustment is a component of other comprehensive income included in shareholders’ equity.

m)	Comprehensive Income (Loss)

The Trust’s other comprehensive income (loss), consists of net income (loss) and foreign currency translation adjustments.

n)        Significant Customers

The Trust sells all of the electricity it produces in the UK from the project that it owns to the Non Fossil Purchasing Agency (“NFPA”), a non-profit organization that purchases electricity generated by renewable sources (such as landfill gas power plants) on behalf of all British utilities in order to meet British environmental protection goals. Projects subject to PowerBank lease financing arrangements sell their output of electricity and renewable obligation certificates (“ROCs”) under short-term contracts entered into from time-to-time.

o)        Income Taxes

The provision in the accompanying consolidated financial statements is made for UK income taxes and no provision is made for United States income taxes as the domestic income or loss of the Trust is passed through and included in the income tax returns of the individual shareholders of the Trust. The Trust uses the liability method in accounting for income taxes. Deferred income tax reflects, where required, the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for tax purposes.

p)	Deferred Financing Costs

The Trust capitalizes financing costs and amortizes them using the effective rate method. Amortization of deferred financing costs is included in interest expense in the consolidated statement of operations.

q)       Unaudited Interim Results

The unaudited interim consolidated financial statements included herein have been prepared on the same basis as the annual consolidated statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Trust’s financial position and its results of operations and cash flows for each of the interim periods presented. The financial data and other information disclosed in these notes to the consolidated financial statements related to such interim periods are also unaudited.

r)        Recent Accounting Pronouncements

SFAS 143 and FIN 47

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Furthermore, in March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143. Specifically, FIN 47 provides that an asset retirement obligation is conditional when the timing and/or method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Trust adopted SFAS No. 143 effective January 1, 2003, with no material impact on the consolidated financial statements.

SFAS 145

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for interim periods beginning after May 15, 2002. The Trust adopted SFAS No. 145 effective January 1, 2003, with no material impact on the consolidated financial statements.

SFAS 146

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. SFAS No. 146 is effective for fiscal years ending after December 31, 2002. The Trust adopted SFAS No. 146 effective January 1, 2003, with no material impact on the consolidated financial statements.

FIN 45

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, under certain circumstances, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Trust adopted FIN 45 during the fourth quarter of 2002 with no material impact to the consolidated financial statements.

FIN 46R

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. The Trust adopted the disclosure provisions of FIN 46 effective December 31, 2003, with no material impact to the consolidated financial statements. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions and to exempt certain entities from its requirements. The Trust implemented the full provisions of FIN 46R effective January 1, 2004, with no material impact on the consolidated financial statements.

SFAS 149

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Trust adopted SFAS No. 149 effective July 1, 2003, with no material impact on the consolidated financial statements.

         SFAS 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. The Trust adopted SFAS No. 150 effective July 1, 2003, with no material impact on the consolidated financial statements.

SFAS 153

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (“Opinion 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The Trust adopted SFAS No. 153 effective June 15, 2005, with no material impact on the consolidated financial statements.

SFAS 154

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for, and reporting of, a change in accounting principle and applies to all voluntary changes in accounting principle, as well as changes pursuant to accounting pronouncements that do not include transition rules. Under SFAS No. 154, changes in accounting principle must be applied retrospectively to prior periods’ financial statements, or the earliest practicable date, as the required method for reporting a change in accounting principle. The Trust adopted SFAS No. 154 effective December 15, 2005, and accordingly restated the consolidated financial statements, as described in Note 2.

4.        NOTES RECEIVABLE

At December 31, 2005, 2004 and 2003, the Trust loaned $1,000, $1,000 and $300, respectively, to Indeck Maine. The 2005, 2004 and 2003 loans bear interest at 18%, 12% and 5% per annum, respectively. The interest income accrued on the notes receivable for the years ended December 31, 2005, 2004 and 2003 was $339, $171 and $104, respectively, which is included in notes receivable in the consolidated balance sheets. Ridgewood Electric Power Trust IV (“Trust IV”) made identical loans to Indeck Maine.

The notes and the related accrued interest, which are payable on demand are subordinate to the $6 million mortgage loan agreement with Commerce Bank/North (“Commerce”) entered into by Indeck Maine on August 6, 2004. As a part of the subordination agreement, the Trust and Trust IV (collectively  the “Ridgewood Indeck Investors”) have agreed that prior to the payment in full of the Commerce loan and termination of all obligations of Commerce, the Ridgewood Indeck Investors shall not, without prior written consent of Commerce, accelerate the maturity of all or any portion of the subordinated debt and related interest, or take any action towards collection of all or any portion of the subordinated debt or enforcement of any rights, powers or remedies under the subordinated debt documents.

During 2005 and 2004, the Trust’s equity loss from Indeck Maine exceeded the carrying value of its investment in the project. As a result, the excess equity loss reduced the carrying value of notes receivable by $560, $191, $347 and $167 at March 31, 2005, December 31, 2004, September 30, 2004 and June 30, 2004, respectively. During the second and third quarter of 2005, the Trust increased the carrying value of notes receivable as a result of the equity income from Indeck Maine by $1,155 and $110.

5.        IMPAIRMENT OF PLANT AND EQUIPMENT

The Trust performed impairment assessments for each of the years ended December 31, 2005, 2004 and 2003, using a discounted cash flow valuation methodology, and noted that the carrying value exceeded the estimated fair value of the asset. As a result, the Trust recorded impairments of plant and equipment of $635, $500 and $296, for the years ended December 31, 2005, 2004 and 2003, respectively.

6.        PLANT AND EQUIPMENT

At December 31, 2005, 2004 and 2003, plant and equipment at cost and accumulated depreciation were:

	2005	2004	2003
Plant and equipment	$53,187	$51,881	$35,248
Vehicles	410	645	498
Furniture and fixture	217	312	256
Construction in progress	12,326	10,410	5,852
	66,140	63,248	41,854
Less: accumulated depreciation	(14,231)	(11,200)	(6,935)
	$51,909	$52,048	$34,919

For the years ended December 31, 2005, 2004 and 2003, depreciation expense was $4,486, $3,502 and $2,087, respectively, which is included in cost of revenues.

Quarterly plant and equipment and related depreciation expense were as follows (unaudited):

	2005
	September 30	June 30	March 31
Plant and equipment	$54,861	$54,200	$51,251
Construction in progress	10,527	12,186	13,337
	65,388	66,386	64,588
Less: accumulated depreciation	(13,445)	(12,559)	(11,962)
	$51,943	$53,827	$52,626

Depreciation expense for the 2005 year-to-date periods ended September 30, June 30 and March 31, was $3,356, $2,155 and $1,048, respectively.

	2004
	September 30	June 30	March 31
Plant and equipment	$44,273	$42,101	$37,881
Construction in progress	10,388	7,732	7,883
	54,661	49,833	45,764
Less: accumulated depreciation	(9,518)	(8,629)	(7,880)
	$45,143	$41,204	$37,884

Depreciation expense for the 2004 year-to-date periods ended September 30, June 30 and March 31, was $2,532, $1,594 and $762, respectively.

	2003
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Plant and equipment	$31,871	$26,519	$23,018
Construction in progress	1,686	3,836	5,037
	33,557	30,355	28,055
Less: accumulated depreciation	(5,957)	(5,374)	(4,639)
	$27,600	$24,981	$23,416

Restated depreciation expense for the 2003 year-to-date periods ended September 30, June 30 and March 31, was $1,533, $1,024 and $522, respectively.

7.	INTANGIBLE ASSETS

At December 31, 2005, 2004 and 2003, the gross and net amounts of amortized intangibles were:

	2005	2004	2003
Electricity sales contracts - gross	$22,255	$24,717	$23,841
Less: accumulated amortization	(8,887)	(8,110)	(5,768)

Electricity sales contracts – net	$13,368	$16,607	$18,073

A portion of the original purchase price of the landfill gas power plants in the UK operations was assigned to electricity sales contracts and is being amortized over the duration of the contracts on a straight-line basis. As of December 31, 2005, the weighted average remaining life of the contracts was 9 years with the shortest remaining duration being 1.6 years and the longest remaining duration being 13.6 years. Electricity sales contracts are more fully described in Note 12. For the years ended December 31, 2005, 2004 and 2003, amortization expense was $1,747, $1,790, and $1,587, respectively, which is included in cost of revenues. The Trust expects to record amortization expense during the next five years as follows:

Year ended
December 31,
2006	$1,746
2007	1,723
2008	1,689
2009	1,681
2010	1,664

Quarterly gross and net amounts of intangible assets and related amortization expense were as follows (unaudited):

	2005
	September 30	June 30	March 31
Electricity sales contracts - gross	$22,752	$23,251	$24,151
Less: accumulated amortization	(8,681)	(8,458)	(8,357)

Electricity sales contracts – net	$14,071	$14,793	$15,794

Amortization expense for the 2005 year-to-date periods ended September 30, June 30 and March 31, was $1,324, $897 and $453, respectively.

	2004
	September 30	June 30	March 31
Electricity sales contracts - gross	$23,848	$23,931	$24,424
Less: accumulated amortization	(7,144)	(6,739)	(6,368)

Electricity sales contracts – net	$16,704	$17,192	$18,056

Amortization expense for the 2004 year-to-date periods ended September 30, June 30 and March 31, was $1,336, $893 and $453, respectively.

	2003
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Electricity sales contracts - gross	$22,365	$22,112	$21,300
Less: accumulated amortization	(5,009)	(4,562)	(3,999)

Electricity sales contracts – net	$17,356	$17,550	$17,301

Restated amortization expense for the 2003 year-to-date periods ended September 30, June 30 and March 31, was $1,173, $782 and $411, respectively.

8.        INVESTMENTS

The Trust’s investment includes a 50% non-controlling interest in Maine Hydro, 25% non-controlling interest in Indeck Maine, 14.1% non-controlling interest in NEH and 29.2% non-controlling interest in US Hydro.

Maine Hydro

On August 15, 1996, Maine Hydro was formed as a Delaware limited partnership. Ridgewood Maine Hydro Corporation, a Delaware corporation (“RMHCorp”), is the sole general partner of Maine Hydro and is owned equally by the Trust and Trust IV, both Delaware trusts (collectively, the “Trusts”). The Trusts are equal limited partners in Maine Hydro and have RRP as a common Managing Shareholder. Maine Hydro operations shall continue to exist until December 31, 2046 unless terminated sooner by certain provisions of the partnership Agreement.

On December 23, 1996, in a merger transaction, Maine Hydro acquired 14 hydroelectric projects located in Maine from CHI Energy, Inc. (CHI Energy, Inc. was subsequently acquired by and became a subsidiary of Enel North America, Inc.). Maine Hydro has electrical generating capacity of 11.3 megawatts and its projects are operated under contract by Ridgewood Power Management LLC (“RPM”), an affiliate of the Managing Shareholder. The electricity generated is sold under long-term electricity sales agreements. All the electricity sales agreements to Maine Hydro are with either Central Maine Power Company (“CMP”) or Bangor Hydro-Electric Company (“BHC”).

Summarized balance sheet data for Maine Hydro at December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Current assets	$1,764	$1,136	$1,349
Non-current assets	4,353	5,395	6,526
Total assets	$6,117	$6,531	$7,875

Current liabilities	$662	$541	$1,171
Non-current liabilities	127	211	229
Partners’ equity	5,328	5,779	6,475
Total liabilities and partners' equity	$6,117	$6,531	$7,875

Trust share of Maine Hydro equity	$2,664	$2,890	$3,238

Summarized statements of operations data for Maine Hydro for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Revenues	$4,807	$3,429	$3,533

Cost of revenues	3,117	2,870	3,344
Other (income) expenses, net	457	(500)	1,282
Total expenses	3,574	2,370	4,626

Net income (loss)	$1,233	$1,059	$(1,093)

Trust share of income (loss) in Maine Hydro	$616	$529	$(546)

Quarterly summarized statements of operations data for Maine Hydro is as follows (unaudited):

	Nine months ended September 30,			Three months ended September 30,
	2005	2004	2003	2005	2004	2003
			(Restated)			(Restated)
Revenues	$3,314	$2,547	$2,209	$367	$450	$131

Cost of revenues	2,015	1,557	2,523	716	422	810
Other expenses (income), net	330	(243)	(99)	94	37	(44)
Total expenses	2,345	1,314	2,424	810	459	766

Net income (loss)	$969	$1,233	$(215)	$(443)	$(9)	$(635)

Trust share of income (loss) in Maine Hydro	$484	$616	$(107)	$(222)	$(5)	$(317)

	Six months ended June 30,			Three months ended June 30,
	2005	2004	2003	2005	2004	2003
			(Restated)			(Restated)
Revenues	$2,947	$2,097	$2,078	$1,766	$1,247	$1,330

Cost of revenues	1,299	1,135	1,713	667	429	830
Other expenses (income), net	236	(280)	(55)	139	(292)	(39)
Total expenses	1,535	855	1,658	806	137	791

Net income	$1,412	$1,242	$420	$960	$1,110	$539

Trust share of income in Maine Hydro	$706	$621	$210	$480	$555	$270

	Three months ended March 31,
	2005	2004	2003
			(Restated)
Revenues	$1,181	$850	$748

Cost of revenues	632	706	883
Other (income) expenses, net	97	12	(16)
Total expenses	729	718	867

Net income (loss)	$452	$132	$(119)

Trust share of income (loss) in Maine Hydro	$226	$66	$(60)

Indeck Maine

On June 11, 1997, Ridgewood Indeck Investors equally purchased 50% of the membership interest in Indeck Maine, an Illinois limited liability company, which owns two electric power generating stations fueled by clean wood biomass at West Enfield, Maine and Jonesboro, Maine. Indeck Energy Services, Inc. ("Indeck"), an entity unaffiliated with the Trust, owns the remaining 50% membership interest in Indeck Maine and was the seller in the June, 1997 transaction. Ridgewood Indeck investors have a preferred membership interest entitling them to receive all net cash flow from operations each year until they receive an 18% annual cumulative return on their capital contributions to Indeck Maine.

From January, 1998 through June, 2005, the Ridgewood Indeck Investors loaned approximately $8.2 million in total to Indeck Maine, in proportion to their ownership interests.

Each of the Indeck Maine projects has a capacity of 24.5MW and each uses a steam turbine to generate electricity. Indeck Maine and several of its affiliates have an agreement with a power marketer for which they are committed to sell renewable portfolio standard attributes (“RPS Attributes”) derived from their electric generation.  The agreement provides such power marketer with six separate annual options to purchase such attributes from 2004 through 2009 at fixed prices, as defined.  If Indeck Maine and its affiliates fail to supply the required number of attributes, penalties may be imposed.  In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and Indeck Maine and its affiliates produce no attributes for such option year, Indeck Maine and its affiliates face a maximum penalty, which is adjusted annually for the change in the consumer price index, among other things, of approximately $3,283, measured using current factors, for that option year and any other year in which an option has been exercised and no attributes have been produced.  Pursuant to the agreement, Indeck Maine is liable for 70% of the total penalty, but may be liable up to 100% in the event of a default of its affiliates.

Summarized balance sheet data for Indeck Maine at December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Current assets	$10,983	$7,291	$885
Non-current assets	9,329	5,927	3,536

Total assets	$20,312	$13,218	$4,421

Current liabilities	$4,053	$4,492	$2,224
Notes payable to members	16,301	12,301	8,301
Loan payable – long-term portion	2,036	4,800	-
Interest payable to members	3,403	2,048	1,365
Members’ deficit	(5,481)	(10,423)	(7,469)

Total liabilities and members' deficit	$20,312	$13,218	$4,421

Trust share of Indeck Maine equity	$1,510	$-	$925

At December 31, 2004, the Trust’s equity loss from Indeck Maine exceeded the carrying value of its investment in the project. As a result, the excess equity loss reduced the carrying value of the notes receivable from Indeck Maine.

Summarized statements of operations data for Indeck Maine for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Revenues	$33,818	$14,784	$9,593

Cost of revenues	26,870	16,542	10,329
Other expenses	2,006	1,196	686
Total expenses	28,876	17,738	11,015

Net income (loss)	$4,942	$(2,954)	$(1,422)

Trust share of income (loss) in Indeck Maine	$2,215	$(1,630)	$(821)

Quarterly summarized statements of operations data for Indeck Maine is as follows (unaudited):

	Nine months ended September 30,			Three months ended September 30,
	2005	2004	2003	2005	2004	2003
			(Restated)			(Restated)
Revenues	$21,755	$9,212	$7,819	$10,909	$3,649	$2,042

Cost of revenues	18,100	11,276	7,730	7,236	4,004	2,679
Other expenses	1,462	611	411	684	262	132
Total expenses	19,562	11,887	8,141	7,920	4,266	2,811

Net income (loss)	$2,193	$(2,675)	$(322)	$2,989	$(617)	$(769)

Trust share of income (loss) in Indeck Maine	$1,028	$(1,439)	$(248)	$1,478	$(347)	$(417)

	Six months ended June 30,			Three months ended June 30,
	2005	2004	2003	2005	2004	2003
			(Restated)			(Restated)
Revenues	$10,846	$5,563	$5,777	$6,624	$3,680	$3,595

Cost of revenues	10,864	7,272	5,051	5,876	4,350	2,691
Other expenses	778	349	279	420	183	143
Total expenses	11,642	7,621	5,330	6,296	4,533	2,834

Net (loss) income	$(796)	$(2,058)	$447	$328	$(853)	$761

Trust share of (loss) income in Indeck Maine	$(450)	$(1,092)	$169	$110	$(477)	$346

	Three months ended March 31,
	2005	2004	2003
			(Restated)
Revenues	$4,222	$1,883	$2,182

Cost of revenues	4,988	2,922	2,360
Other expenses	358	166	136
Total expenses	5,346	3,088	2,496

Net loss	$(1,124)	$(1,205)	$(314)

Trust share of loss in Indeck Maine	$(560)	$(615)	$(177)

NEH

In 1999, the Trust and the Growth Fund jointly formed and funded NEH to develop electric power and water purification plants for resort hotels along the Red Sea in Egypt. In 2000, the Trust made additional investments and acquired a 14.1% ownership of NEH, which wholly owns Ridgewood Egypt For Infrastructure, LLC (Egypt) (“REFI”). In 2001, the Ridgewood Egypt Fund (“Egypt Fund”), an affiliate of the Growth Fund and the Trust, made contributions to NEH in exchange for a minority interest.

On December 30, 2001, NEH, through REFI, purchased a 28% equity interest in Sinai For Environmental Services S.A.E. (“Sinai”), which owns a 6,300 cubic meter (1.7 million gallon) per day water desalinization plant, for 5 million Egyptian pounds (approximately $1,100 in 2001). In February of 2002, the Trust made an additional investment of 4.4 million Egyptian pounds (approximately $939 in 2002) to increase its ownership to 53% and gain control of Sinai. As of December 31, 2005, REFI was entitled to an additional interest of about 13.4% in Sinai in return for having provided Sinai with certain machinery and equipment. As of December 31, 2005, receipt of this additional interest was subject to routine review and approval by the Egyptian government, which was granted in 2006.

Summarized balance sheet data for NEH at December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Current assets	$2,323	$2,214	$2,229
Non-current assets	19,739	19,004	20,744

Total assets	$22,062	$21,218	$22,973

Current liabilities	$5,090	$6,773	$6,006
Non-current liabilities	3,542	1,180	1,653
Members’ equity	13,430	13,265	15,314

Total liabilities and members' equity	$22,062	$21,218	$22,973

Trust share of NEH equity	$1,903	$1,869	$2,159

Summarized statements of operations data for NEH for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Revenues	$6,742	$5,489	$4,400

Cost of revenues	5,622	5,045	4,036
Other expenses	1,797	2,610	4,211
Total expenses	7,419	7,655	8,247

Net loss	$(677)	$(2,166)	$(3,847)

Trust share of loss in NEH	$(95)	$(305)	$(542)

Quarterly summarized statements of operations data for NEH is as follows (unaudited):

	Nine months ended September 30,			Three months ended September 30,
	2005	2004	2003	2005	2004	2003
			(Restated)			(Restated)
Revenues	$4,985	$4,195	$3,267	$2,165	$1,676	$1,475

Cost of revenues	4,236	3,864	2,882	1,689	1,580	1,001
Other expenses	1,470	1,906	2,132	373	776	436
Total expenses	5,706	5,770	5,014	2,062	2,356	1,437

Net (loss) income	$(721)	$(1,575)	$(1,747)	$103	$(680)	$38

Trust share of (loss) income in NEH	$(107)	$(222)	$(246)	$12	$(95)	$5

	Six months ended June 30,			Three months ended June 30,
	2005	2004	2003	2005	2004	2003
			(Restated)			(Restated)
Revenues	$2,820	$2,519	$1,792	$1,612	$1,462	$893

Cost of revenues	2,547	2,284	1,881	1,366	1,320	971
Other expenses	1,097	1,130	1,696	391	574	1,016
Total expenses	3,644	3,414	3,577	1,757	1,894	1,987

Net loss	$(824)	$(895)	$(1,785)	$(145)	$(432)	$(1,094)

Trust share of loss in NEH	$(119)	$(127)	$(251)	$(23)	$(62)	$(154)

	Three months ended March 31,
	2005	2004	2003
			(Restated)
Revenues	$1,208	$1,057	$899

Cost of revenues	1,181	964	910
Other expenses	706	556	680
Total expenses	1,887	1,520	1,590

Net loss	$(679)	$(463)	$(691)

Trust share of loss in NEH	$(96)	$(65)	$(97)

US Hydro

Beginning in 1999, the Trust and the Growth Fund began discussions with Synergics, Inc. (“Synergics”) to acquire certain of its hydroelectric generating plants. In the course of negotiations, the Trust and Growth Fund were presented with an opportunity to acquire certain debt obligations of Synergics from a lender to Synergics. The Trust and the Growth Fund, through a joint venture (the “debt joint venture”), acquired debt obligations of Synergics from the lender on April 28, 2000 for a payment to the lender of approximately $17,000. The Growth Fund supplied $12,000 of the capital used by the debt joint venture to acquire the debt and the Trust supplied the remaining $5,000. The Trust and the Growth Fund own the debt joint venture 29.2% and 70.8%, respectively, which is in proportion to the capital each supplied. Neither entity has preferred rights over the other.

On November 22, 2002, through another joint venture (the “acquisition joint venture”) owned in the same proportion as the debt joint venture that acquired the debt of Synergics, the Trust and the Growth Fund completed the acquisition of Synergics and changed the name of the acquisition joint venture to Ridgewood US Hydro Corporation.

The aggregate acquisition price of US Hydro, including both the 2000 debt acquisition and the 2002 purchase of shares, was approximately $20,300. As a result of the acquisition, the Trust and the Growth Fund received seven hydroelectric generating facilities with 15MW of generating capacity and notes receivable to be repaid from the output of an additional project with 4MW of generating capacity. On March 31, 2004, the Trust reached a settlement satisfying the notes receivable. The Trust and the Growth Fund also assumed approximately $7,500 of other bank debt in connection with the acquisition.

As of December 31, 2005, the output of six projects is sold to utility purchasers under long-term contacts at prices set out in those contracts while output for the seventh is sold at open market prices. Three of the projects are located in Virginia, two are located in New York, one project is located in California and one project is located in Rhode Island. The projects are managed by RPM under an operations and maintenance agreement that provides for the Trust to pay the actual cost of project operations and maintenance along with an allocation of actual overhead to provide for administrative services.

Five of the east coast facilities are security for a term loan facility and the California facility is security for a lease obligation.

Summarized balance sheet data for US Hydro at December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Current assets	$3,081	$6,655	$9,550
Non-current assets	8,697	10,567	12,048
Total assets	$11,778	$17,222	$21,598

Current liabilities	$727	$753	$4,733
Non-current liabilities	2,316	2,821	5,055
Shareholders’ equity	8,735	13,648	11,810
Total liabilities and shareholders’ equity	$11,778	$17,222	$21,598

Trust share of US Hydro equity	$2,556	$3,980	$3,443

Summarized statements of operations data for US Hydro for the years ended December 31, 2005, 2004 and 2003 is as follows:

Statements of Operations

	2005	2004	2003
Revenues	$5,539	$5,096	$5,845

Cost of revenues	3,100	3,129	3,403
Operating expenses	1,467	1,379	13,120
Other non-operating expenses (income), net	109	(1,253)	(2,358)
Total expenses	4,676	3,255	14,165

Net income (loss)	$863	$1,841	$(8,320)

Trust share of income (loss) in US Hydro	$250	$536	$(2,430)

Quarterly summarized statements of operations data for US Hydro is as follows (unaudited):

Statements of Operations
	Nine months ended September 30,			Three months ended September 30,
	2005	2004	2003	2005	2004	2003
			(Restated)			(Restated)
Revenues	$4,320	$4,122	$4,757	$712	$853	$860

Cost of revenues	2,274	2,380	2,347	764	789	797
Operating expenses	892	920	10,634	287	371	6,762
Other non-operating expenses (income), net	40	(837)	(1,737)	(3)	(43)	(473)
Total expenses	3,206	2,463	11,244	1,048	1,117	7,086

Net income (loss)	$1,114	$1,659	$(6,487)	$(336)	$(264)	$(6,226)

Trust share of income (loss) in US Hydro	$325	$484	$(1,894)	$(98)	$(78)	$(1,818)

	Six months ended June 30,			Three months ended June 30,
	2005	2004	2003	2005	2004	2003
			(Restated)			(Restated)
Revenues	$3,608	$3,269	$3,897	$1,901	$1,661	$2,094

Cost of revenues	1,510	1,591	1,550	751	768	776
Operating expenses	605	549	3,872	312	273	198
Other non-operating expenses (income), net	43	(794)	(1,264)	24	(343)	(74)
Total expenses	2,158	1,346	4,158	1,087	698	900

Net income (loss)	$1,450	$1,923	$(261)	$814	$963	$1,194

Trust share of income (loss) in US Hydro	$423	$562	$(76)	$237	$282	$349

	Three months ended March 31,
	2005	2004	2003
			(Restated)
Revenues	$1,707	$1,608	$1,803

Cost of revenues	759	823	774
Operating expenses	293	276	3,674
Other non-operating expenses (income), net	19	(451)	(1,190)
Total expenses	1,071	648	3,258

Net income (loss)	$636	$960	$(1,455)

Trust share of income (loss) in US Hydro	$186	$280	$(425)

9.        LONG-TERM DEBT

RUK has a term loan facility (the “Term Loan”) for the purpose of financing certain of its power generation projects. Payments under the Term Loan are made semi-annually on March 31st and September 30th of each year. At December 31, 2005, the outstanding debt bears interest at the following rates: $7,340 at 7.08%, $7,593 at 7.73% and $3,881 at LIBOR plus 1.31% (approximately 5.99% at December 31, 2005). At December 31, 2004, the outstanding debt bears interest at the following rates: $9,419 at 7.08%, $9,265 at 7.73% and $4,274 at LIBOR plus 1.31% (approximately 4.12% at December 31, 2004). At December 31, 2003, the outstanding debt bears interest at the following rates: $9,698 at 7.08%, $9,183 at 7.73%, and $3,875 at LIBOR plus 1.4% (approximately 2.68% at December 31, 2003). Payments under the Term Loan include amounts of principal and interest such that the Term Loan will be fully repaid by March 31, 2014, its final maturity.

Following is a summary of long-term debt at December 31, 2005, 2004 and 2003:

	2005	2004	2003
Total long-term debt	$18,814	$22,958	$22,756
Less: current portion	(1,878)	(1,893)	(1,563)
Non-current portion	$16,936	$21,065	$21,193

Amounts outstanding under the Term Loan are collateralized by substantially all of the assets of the projects owned by RUK and the underlying Term Loan agreement requires certain of RUK’s subsidiaries to maintain a debt service coverage ratio (as defined in the Term Loan agreement) of 1.35 to 1 as well as certain other ratios. The terms of the Term Loan provide for RUK to maintain certain cash balances with the lending bank for the purpose of providing for debt service and operations and maintenance reserves equal to six-months of such expenses, which are reflected as restricted cash in the consolidated balance sheets.

Following is a summary of quarterly long-term debt (unaudited):

	2005
	September 30	June 30	March 31
Total long-term debt	$19,274	$20,668	$21,518
Less: current portion	(1,924)	(1,902)	(1,980)
Non-current portion	$17,350	$18,766	$19,538

	2004
	September 30	June 30	March 31
Total long-term debt	$21,478	$22,347	$22,518
Less: current portion	(1,768)	(1,649)	(1,605)
Non-current portion	$19,710	$20,698	$20,913

	2003
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Total long-term debt	$21,331	$21,799	$20,803
Less: current portion	(889)	(1,235)	(1,228)
Non-current portion	$20,442	$20,564	$19,575

Scheduled principal repayments of the Trust’s long-term debt at December 31, 2005 are as follows:

2006	$1,878
2007	2,020
2008	2,049
2009	2,216
2010	2,391
Thereafter	8,260
$18,814

10.      CAPITAL LEASE OBLIGATIONS AND CONSTRUCTION ADVANCES

RUK entered into PowerBank Arrangements with Ridgewood Renewable PowerBank LLC on September 12, 2003 and with Ridgewood Renewable PowerBank II LLC, Ridgewood Renewable PowerBank III LLC and Ridgewood Renewable PowerBank IV LLC on September 30, 2004 (each a “PowerBank Fund” and collectively the “PowerBank Funds”).

Under the terms of the PowerBank Arrangements, each PowerBank Fund committed to providing £850,000 per MW of capacity, with each PowerBank Fund committing for a specified amount of capacity. The PowerBank Arrangements are denominated entirely in British pounds sterling and provide for funds to be advanced to RUK, initially for development and construction financing and, after the project reaches commercial operations, as permanent financing. During the construction period, RUK pays to the PowerBank Funds providing financing a prorated amount equal to 10% per annum of the advances attributable to projects that have not yet reached commercial operation. When a project reaches commercial operation, title to the project passes from RUK to the PowerBank Funds that provided the financing for that project and the advances convert from construction advances to long-term financing.

Under the long-term financing provisions of the PowerBank Arrangements, RUK is obligated to make regular fixed payments and formula-based variable payments, the amounts of which are determined by a combination of (i) the output of each plant and (ii) the price received for such output during the periods for which the payments are made. The PowerBank Arrangements provide for a minimum period of ten years for the permanent financing and can be extended on a project-by-project basis indefinitely by the PowerBank Fund providing the financing. There are no purchase options or residual guarantee provisions in the PowerBank Arrangements.

RUK accounts for its obligations under the PowerBank Arrangements as either long-term or current (as appropriate) construction advance obligations and, in the case of the permanent financing, as capital lease obligations with a 10-year minimum term and an initial lease obligation of £850,000 per MW. Should the cost of developing a given project be greater than or less than £850,000 per MW, then RUK will experience a gain or loss on the sale of the project. Such gains are deferred and taken into cost of revenues over the ten-year minimum lease period, while losses are realized and taken into other income at the time when such losses are considered to be probable.

For the years ended December 31, 2004 and 2003, RUK had received construction advances of $12,100 and $41,474, respectively, from the PowerBank Funds for the purpose of developing projects with an operating capacity of 37.6MW. As of December 31, 2005, RUK had commissioned projects with total capacity of 21.3MW. The following table reflects the construction advances and anticipated capacity development associated with each PowerBank Fund as of December 31, 2005:

	Net Funds	Anticipated
Fund	Available For	Capacity
	Construction *	(MW)

PBI	$9,618	7
PBII	16,228	11.6
PBIII	18,881	13
PBIV	9,183	6
	$53,910	37.6

* In original $US, not impacted by currency translation.

For the years ended December 31, 2005, 2004 and 2003, RUK paid to the PowerBank Funds construction period interest of $2,805, $3,448, and $1,418, respectively. RUK capitalized all of the construction period interest charges incurred during construction. The interest expense component of the capital lease payments made by RUK under the PowerBank Arrangements and included in interest expense on the accompanying consolidated statements of operations was $3,401, $2,027, and $565 for the years ended December 31, 2005, 2004 and 2003, respectively.

As of December 31, 2005, 2004 and 2003, RUK’s capital lease obligations and construction advances outstanding with the respective PowerBank Funds are as follows:

	2005
	Capital Lease	Construction
	Obligations	Advances

PBI	$8,939	$-
PBII	14,206	1,902
PBIII	5,750	13,164
PBIV	-	8,776
	$28,895	$23,842

	2004
	Capital Lease	Construction
	Obligations	Advances

PBI	$10,557	$-
PBII	13,787	4,913
PBIII	-	21,289
PBIV	-	9,825
	$24,344	$36,027

	2003
	Capital Lease	Construction
	Obligations	Advances

PBI	$10,480	$-
PBII	-	17,536
PBIII	-	16,981
PBIV	-	-
	$10,480	$34,517

Following is a summary of quarterly capital lease obligations and construction advances (unaudited):

	PB1	PBII	PBIII	PBIV	Total

Nine months ended September 30, 2005
Construction Advances	$-	$1,948	$13,486	$8,990	$24,424
Capital lease obligations	9,327	14,759	5,963	-	30,049

Six months ended June 30, 2005
Construction Advances	$-	$3,068	$13,807	$9,205	$26,080
Capital lease obligations	9,719	14,240	6,132	-	30,091

Three months ended March 31, 2005
Construction Advances	$-	$3,194	$20,763	$9,583	$33,540
Capital lease obligations	10,296	15,037	-	-	25,333

	PB1	PBII	PBIII	PBIV	Total
Nine months ended September 30, 2004
Construction Advances	$-	$9,636	$19,884	$8,957	$38,477
Capital lease obligations	10,473	8,106	-	-	18,579

Six months ended June 30, 2004
Construction Advances	$-	$11,214	$19,972	$-	$31,186
Capital lease obligations	10,521	6,606	-	-	17,127

Three months ended March 31, 2004
Construction Advances	$-	$15,988	$20,180	$-	$36,168
Capital lease obligations	10,630	2,018	-	-	12,648

Nine months ended September 30, 2003, restated
Construction Advances	$-	$16,438	$-	$-	$16,438
Capital lease obligations	9,861	-	-	-	9,861

Six months ended June 30, 2003, restated
Construction Advances	$5,467	$13,765	$-	$-	$19,232
Capital lease obligations	4,208	-	-	-	4,208

Three months ended March 31, 2003, restated
Construction Advances	$2,620	$-	$-	$-	$2,620
Capital lease obligations	1,339	-	-	-	1,339

In addition to the PowerBank capital lease arrangements, RUK leases certain vehicles and equipment under multiple lease agreements which vary in terms and rates ranging from 7.4% to 8.9%. At December 31, 2005 and 2004, the capital lease obligation for these assets was $900 and $1,090, respectively. Following are the quarterly capital lease obligations for these assets (unaudited):

Three months ended March 31, 2004	$467
Six months ended June 30, 2004	448
Nine months ended September 30, 2004	1,049

Three months ended March 31, 2005	1,167
Six months ended June 30, 2005	1,059
Nine months ended September 30, 2005	977

Following is a summary of all capital lease obligations at December 31, 2005, 2004 and 2003:

	2005	2004	2003
Gross payments	$48,174	$41,840	$17,973
Less: imputed interest	(18,379)	(16,406)	(7,493)
Total capital lease obligations	29,795	25,434	10,480
Less - current maturity	(2,897)	(1,832)	(787)
Capital lease obligations - long term portion	$26,898	$23,602	$9,693

At December 31, 2005, remaining scheduled repayments of capital lease obligations principal are as follows:

2006	$2,897
2007	2,503
2008	2,799
2009	3,160
2010	3,527
Thereafter	14,909
Total	$29,795

Included in plant and equipment are assets under capital lease obligations with a net book value of $23,305, $21,173 and $8,037 for the years ended December 31, 2005, 2004 and 2003, respectively.

11.      COMMITMENTS AND CONTINGENCIES

On November 10, 2003, RUK entered into an equipment purchase agreement with its main supplier for the purchase of the electricity generation equipment constituting the primary element of the projects making up RUK’s future expansion. The sales price of the equipment was negotiated in euros and the contract allowed RUK to fix the Euro price for a substantial portion of its future construction costs. Foreign currency translation losses for the years ended December 31, 2005, 2004 and 2003 were $209, $22 and $30, respectively, which is included in other expenses in the consolidated statements of operations. As of December 31, 2005, all of the units provided for in the equipment purchase agreement had either been delivered or had been ordered with delivery pending. A portion of the required payments with respect to 15 engine/generator sets remains outstanding pending full performance by the equipment supplier. The total of these payment obligations is approximately $4,077 at December 31, 2005 and payments are subject to and contingent on supplier performance in subsequent periods. RUK anticipates that its purchase commitments will be fulfilled over the next two years. The engines acquired are to be used in RUK’s continued expansion under the RO program pursuant to the PowerBank Fund Arrangements described in Note 10.

The Trust is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial ability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense.

12.      ELECTRIC POWER SALES CONTRACTS

RUK is committed to sell all of the output from certain of its projects, representing 26.5MWs at December 31, 2005, to the NFPA, a not-for-profit organization that purchases electricity generated by certain renewable power projects on behalf of large English electric utilities. The electricity prices provided for in these contracts were set at an initial level and are adjusted annually based on general inflation in the UK.

Each contract is specific to a certain project site with contract terms being typically 15 years from the start of project commercial operation of the project under contract. Contracts for certain projects have shorter durations to match expected project life. Contracts with the NFPA cannot be transferred from their original site. RUK’s remaining projects, representing 15.7MW at December 31, 2005, are subject to the PowerBank Arrangements and the output from these projects is sold under one year contracts renegotiated by the PowerBank Funds from time-to-time. The pricing, terms and counter-parties of these contracts are subject to change and reflect market conditions at the time they are entered into.

13.      LANDFILL GAS AGREEMENTS

Projects of RUK are located on the sites of landfills owned and operated by third parties. In each case RUK has entered into agreements with the landfill site operators (each a “Gas Agreement”) that give RUK certain rights including the right to occupy the portion of the landfill site required for its electricity generation project (or projects), to build the project to specifications agreed with the landfill site operator, to have access to the project compound, to install, own, operate and maintain a landfill gas collection system and to use the methane-containing gas produced by the landfill site for the purpose of generating electricity. In exchange, RUK agrees to use its efforts to control the escaping of gas from the landfill and to pay a royalty to the landfill operator. The landfill gas royalty is typically a percentage of the revenue of the project and may have a fixed payment component. For the years ended December 31, 2005, 2004 and 2003, royalty expense was $4,278, $2,361 and $1,304, respectively. The term of the Gas Agreements to which RUK is a party vary but are long-term agreements approximating the expected life of the project to be located on a site.

14.      INCOME TAXES

The components of Income (loss) before provision for income taxes for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
United States	$362	$(3,005)	$(6,473)
Foreign	(1,741)	(1,893)	(2,174)
	$(1,379)	$(4,898)	$(8,647)

The foreign loss includes $1,646, $1,588 and $1,632 from RUK and $95, $305 and $542 from NEH, for the years ended December 31, 2005, 2004 and 2003, respectively, which is reported net of tax effect consistent with the equity method of accounting.

The US Hydro income (loss) is reported net of tax effect consistent with the equity method of accounting.

The Trust is not subject to US income tax as it is treated as a fiscally transparent entity for US income tax purposes. Income tax expense represents foreign taxes paid by CLPE Holdings Ltd. (“CLP”). For the years ended December 31, 2005, 2004 and 2003, the provision for income taxes consists of:

	2005	2004	2003
Current
Foreign	$-	$-	$(105)

Deferred
Foreign	261	10	(130)
Income tax expense (benefit)	$261	$10	$(235)

At December 31, 2005, 2004 and 2003, CLP had approximately $960, $1,006 and $1,055, respectively, of unused net operating losses, all of which may be carried forward indefinitely.  However, CLP's ability to utilize its NOL's may be limited due to the tax structure in the UK. Accordingly, CLP has determined that it is not more likely than not that it will realize the benefit of these NOL's and, as such, has recorded a full valuation allowance against the related deferred tax asset. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Trust's deferred income tax assets and liabilities at December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Deferred tax assets
Net operating losses - noncurrent	$288	$302	$316
Less: valuation allowance	(288)	(302)	(316)
	$-	$-	$-
Deferred tax liabilties
Depreciation - noncurrent	$1,105	$960	$877

15.      TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement (“Management Agreement”). Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the total contributed capital of the Trust, or $2,332 annually, as compensation for such services. These charges may not be indicative of costs incurred if the Trust were not operated by RPM. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

The Managing Shareholder waived its right to receive $1,837 in management fees for 2005. For 2004 and 2003, the Managing Shareholder waived 50% of the management fees due in such years (or $1,166 per year). The Trust recorded the waived management fees as deemed capital contributions in the periods in which the fees pertained to. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued. For the years ended December 31, 2005, 2004 and 2003, the Trust made management fee payments to the Managing Shareholder of $495, $750 and $540, respectively. Unpaid management fees that accrued during the years ended December 31, 2004, 2003 and 2002 of $416, $626 and $476, respectively, were forgiven by the Managing Shareholder in the fourth quarter of 2005 and were recorded as capital contributions at that time in the manner described above.

For the years ended December 31, 2005, 2004 and 2003, the Trust accrued interest expense of $263, $217 and $151, respectively, on accrued but unpaid management fees. The interest accrued has been waived by the Managing Shareholder and recorded as capital contribution in the period waived.

Under the Management Agreement with the Managing Shareholder, RPM, an entity related to the Managing Shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 12% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. For each of the years ended December 31, 2005, 2004 and 2003, the Managing Shareholder received a distribution of $9, $14 and $19, respectively.

Income is allocated to the Managing Shareholder until the profits so allocated equal distributions to the Managing Shareholder. Thereafter, income is allocated among the shareholders other than the Managing Shareholder in proportion to their ownership of Investor Shares. If the Trust has net losses for a fiscal period, the losses are allocated 99% to the shareholders other than the Managing Shareholder and 1% to the Managing Shareholder, subject to certain limitations as set forth in the Declaration of Trust. Amounts allocated to shareholders other than the Managing Shareholder are apportioned among them in proportion to their capital contributions.

Under the terms of the Declaration of Trust, if the Adjusted Capital Account (as defined in the Declaration of Trust) of a shareholder other than the Managing Shareholder would become negative using General Allocations (as defined in the Declaration of Trust), losses and expenses will be allocated to the Managing Shareholder. Should the Managing Shareholder’s Adjusted Capital Account become negative and items of income or gain occur, then such items of income or gain will be allocated entirely to the Managing Shareholder until such time as the Managing Shareholder’s Adjusted Capital Account becomes positive. This mechanism does not change the allocation of cash, as discussed above.

RRP owns 1.81 Investor Shares of the Trust. The Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights and rights to distributions of cash flow.

On June 26, 2003, the Managing Shareholder, entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000 for the benefit of the trusts and funds that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, and liens and to provide guarantees. The Managing Shareholder and Wachovia Bank agreed to extend the Managing Shareholder’s line of credit through May 31, 2008.

The Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At December 31, 2005, 2004 and 2003 the Trust had outstanding payables and receivables as follows:

	December 31,			December 31,
	2005	2004	2003	2005	2004	2003
	Due from			Due to
RPM	$512	$469	$212	$-	$-	$-
RRP	534	-	-	-	1,495	1,269
Growth Fund	-	-	-	446	527	849
US Hydro	-	-	-	403	1,200	1,201
Maine Hydro	44	-	-	-	147	356
Indeck Maine	-	234	370	-	-	-
NEH	115	159	141	-	-	-
Ridgewood Providence B	207	-	-	-	-	-
Ridgewood Renewable PowerBanks	363	-	-	-	-	-
Other affiliates	-	-	-	16	19	170
Total	$1,775	$862	$723	$865	$3,388	$3,845

The Trust had the following quarterly outstanding payables and receivables with the following affiliates (unaudited):

	2005
	September 30	June 30	March 31	September 30	June 30	March 31
	Due from			Due to
RPM	$522	$497	$488	$-	$-	$-
RRP	-	-	-	2,417	2,057	1,615
Growth Fund	-	-	-	517	515	532
US Hydro	-	-	-	403	302	1,738
Maine Hydro	146	146	-	-	-	297
Indeck Maine	-	180	624	-	-	-
NEH	133	186	159	-	-	-
Ridgewood Providence B	207	-	-	-	-	-
Ridgewood Renewable PowerBanks	240	121	-	-	-	-
Other affiliates	-	-	-	17	18	18
Total	$1,248	$1,130	$1,271	$3,354	$2,892	$4,200

	2004
	September 30	June 30	March 31	September 30	June 30	March 31
	Due from			Due to
RPM	$457	$229	$155	$-	$-	$-
RRP	-	-	-	2,729	2,733	2,350
Growth Fund	89	437	783	261	256	253
US Hydro	-	-	-	1,455	1,303	1,311
Maine Hydro	-	-	-	774	26	18
Indeck Maine	234	1,575	1,830	-	-	-
NEH	162	162	162	-	-	-
Ridgewood Renewable PowerBanks	2,589	4,416	7,346	-	-	-
Other affiliates	35	31	30	53	51	51
Total	$3,566	$6,850	$10,306	$5,272	$4,369	$3,983

	2003
	September 30	June 30	March 31	September 30	June 30	March 31
	Due from			Due to
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
RPM	$102	$109	$45	$-	$-	$-
RRP	-	-	-	2,046	1,764	1,680
Growth Fund	-	-	-	242	408	401
US Hydro	-	-	-	1,651	1,651	1,320
Maine Hydro	-	75	181	70	-	-
Indeck Maine	370	370	600	-	-	-
NEH	156	154	155	-	-	-
Other affiliates	11	-	-	31	20	20
Total	$639	$708	$981	$4,040	$3,843	$3,421

16.      FINANCIAL INFORMATION BY BUSINESS SEGMENT AND LOCATION

In 2005, 2004 and 2003, revenues were recorded from customers of RUK. The financial statements of Maine Hydro, Indeck Maine, NEH and US Hydro are not consolidated with those of the Trust and, accordingly, their revenues are not considered to be operating revenues. For the years ended December 31, 2005, 2004 and 2003, financial information by geographic location was as follows:

	2005		2004		2003
	US	RUK	US	RUK	US	RUK
Total assets	$16,297	$84,391	$12,766	$100,342	$12,911	$92,296
Revenues	-	32,359	-	22,878	-	13,729

The Trust sells all of the electricity it produces from the project that it owns to the NFPA, a non-profit organization that purchases electricity generated by renewable sources (such as landfill gas power plants) on behalf of all British utilities in order to meet British environmental protection goals. Projects subject to PowerBank lease financing arrangements sell their output of electricity and ROCs under short-term contracts entered into from time-to-time.

The Trust manages and evaluates its operations in one reportable power generation business segment, and as a result, no segment information has been disclosed outside of geographical information.

17.     SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

	2005 Quarters
	1st	2nd	3rd	4th
Revenues	$6,882	$8,749	$8,176	$8,552
Gross profit	855	1,340	281	557
Income (loss) from operations	67	564	(559)	(680)
Net (loss) income	(1,156)	171	(397)	(258)
Net (loss) income per Investor Share	(1,227)	181	(421)	(273)

	2004 Quarters
	1st	2nd	3rd	4th
Revenues	$5,018	$5,478	$5,639	$6,743
Gross profit	298	850	318	1,117
(Loss) income from operations	(496)	(370)	(355)	244
Net loss	(1,185)	(610)	(1,660)	(1,453)
Net loss per Investor Share	(1,258)	(647)	(1,762)	(1,541)

	2003 Quarters
	1st	2nd	3rd	4th
	(Restated)	(Restated)	(Restated)
Revenues	$2,792	$3,184	$3,338	$4,415
Gross (loss) profit	(121)	46	(79)	436
(Loss) income from operations	(925)	(948)	(1,242)	64
Net loss	(1,786)	(336)	(3,572)	(2,718)
Net loss per Investor Share	(1,895)	(357)	(3,791)	(2,884)

18.      SUBSEQUENT EVENTS

On December 31, 2005, an investor in the Trust and entities affiliated with the Trust filed an Amended Complaint and Jury Demand in Massachusetts Superior Court against affiliated entities of the Trust, including the Managing Shareholder and the Chairman of the Trust. The plaintiff alleges violations of the Massachusetts Securities Act, as well as breach of fiduciary duty, fraud, breach of contract, negligent misrepresentation and unjust enrichment all related to a set of alleged facts and allegations regarding the sale of securities of funds (including the Trust) sold in private offerings and the operation of those funds subsequent to the sale. The plaintiff is seeking damages of $900 with interest and other damages to be determined at trial. In February 2007, the plaintiff instituted a second lawsuit in Massachusetts state court against the Trust and affiliated entities alleging that the allocation of the proceeds from the sale of RUK assets was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds.  The Trust and affiliates prevailed on the injunction, and the matter is currently pending in Massachusetts state court and no trial date has been set. All defendants deny the allegations and intend to defend both actions vigorously.

On August 16, 2006, the Managing Shareholder of the Trust and affiliates of the Trust, filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court. The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 26, 2006, Perelson Weiner filed a counterclaim against the Trust and its affiliates alleging breach of contract due to unpaid invoices. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

On August 28, 2006, Indeck Maine and Commerce amended its mortgage loan note and subordination agreement, whereby, Indeck Maine was permitted to repay up to $2,500 of its subordinated notes to Ridgewood Indeck Investors and Indeck in calendar year 2006. On December 18, 2006, Indeck Maine paid approximately $1,883 of interest on the subordinated notes payable to its Ridgewood Indeck Investors and Indeck, including $471 to the Trust.

On January 23, 2007, RUK entered into an agreement (the “Sale Agreement”) along with Arbutus and the PowerBank Funds (the “Sellers”), and MEIF LG Energy Limited (the “Buyer”) as buyer. At that time, RUK owned 88% of the issued and outstanding shares of CLP and the remaining 12% of CLP was owned by Arbutus. On February 22, 2007, RUK completed the sale (the “Sale”) of all of the issued and outstanding shares of CLP. These assets did not meet the criteria for classification as Held for Sale at the end of any reporting period presented in the consolidated financial statements.

Under the Sale Agreement, the Buyer agreed to buy (i) 100% of the issued and outstanding shares (the “Shares”) of CLP from Ridgewood UK and Arbutus, and (ii) substantially all of the assets (the “Assets”) of the PowerBanks. The Assets and the Shares constitute all the landfill gas business located in the United Kingdom of RUK and of the PowerBank Funds.

In accordance with the Sale Agreement, at closing, the Buyer paid an aggregate purchase price for the Shares and the Assets of £117.8 million ($229.5 million), subject to a working capital adjustment that resulted in an increase to the purchase price of approximately £4.2 million ($8.2 million). After adjustment, the purchase price for the Shares was approximately £25.1 million ($48.9 million), of which approximately £22.1 million ($43.1 million) was attributable to the shares sold by RUK. Taking into account payments made to RUK pursuant to certain sharing arrangements with the PowerBanks, the total gross sales proceeds to RUK were approximately £27.6 million ($53.8 million).

On February 23, 2007, the Manager caused a portion of the sales proceeds to be converted from sterling into US dollars, which was done at the rate of 1.9483 US dollars for each pound sterling. On March 27, 2007, a subsequent conversion took place at an exchange rate of 1.9604 US dollars for each pound sterling. While certain transactions remain to be made that will require dollar/sterling conversions, management of the Trust does not expect the exchange rates of these conversions to have a material effect on RUK.

The Sellers gave a number of warrantees and indemnities to the Buyer in connection with the Sale that are typical of such transactions. Should there be a breach or breaches of the warrantees or should an indemnifiable event occur, the Buyer could make claims against the Sellers including RUK. Management of RUK does not believe there is a material likelihood that such a claim will arise or that, should such a claim arise, RUK would incur a material liability. This belief is based, in part, on the Sellers having purchased warrantee and indemnity insurance to minimize such risk and no reserves or escrow will be provided for the contingent liability represented by these warrantees and indemnities. As of the date of this filing, the Trust is not aware of any claims. RUK has distributed all but a nominal amount of the sale proceeds to its shareholders.