Form 10-Q
period 2006-03-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2007-12-20
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file number:  0-24143

RIDGEWOOD ELECTRIC POWER TRUST V
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3437351
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1314 King Street, Wilmington, Delaware	19801
(Address of Principal Executive Offices)	(Zip Code)

(302) 888-7444
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer  ☐                                        Accelerated filer  ☐                                          Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒

As of November 30, 2007, there were 932.8875 Investor Shares outstanding.

RIDGEWOOD ELECTRIC POWER TRUST V

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$7,148	$7,706
Restricted cash	2,301	3,153
Accounts receivable	2,852	2,654
Unbilled receivables	4,974	4,753
Due from affiliates	840	1,775
Inventory - consumables	849	746
Prepaid expenses and other current assets	246	299
Total current assets	19,210	21,086
Notes receivable, affiliates	5,027	4,926
Investments	8,839	8,633
Plant and equipment, net	52,309	51,909
Intangibles, net	13,117	13,368
Deferred financing costs, net	458	481
Other assets	285	285

Total assets	$99,245	$100,688

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,247	$2,406
Accrued expenses	7,886	7,731
Long-term debt - current portion	1,970	1,878
Capital lease obligations - current portion	3,440	2,897
Construction advances - current portion	564	578
Due to affiliates	637	865
Total current liabilities	16,744	16,355
Long-term debt - noncurrent portion	16,120	16,936
Capital lease obligations - noncurrent portion	32,655	26,898
Construction advances - noncurrent portion	17,034	23,264
Deferred income taxes	1,233	1,105
Minority interest	301	476
Total liabilities	84,087	85,034

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (932.8875 Investor Shares issued and
outstanding)	15,799	16,289
Managing shareholder’s accumulated deficit (1 management
share issued and outstanding)	(641)	(635)
Total shareholders’ equity	15,158	15,654

Total liabilities and shareholders’ equity	$99,245	$100,688

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005

Revenues	$8,255	$6,882

Cost of revenues	6,720	6,027

Gross profit	1,535	855

Operating expenses:
General and administrative expenses	240	205
Management fee to the Managing Shareholder	583	583
Total operating expenses	823	788

Income from operations	712	67

Other income (expense):
Interest income	164	150
Interest expense	(1,432)	(1,233)
Equity in income of Maine Hydro	376	226
Equity in income (loss) of Indeck Maine	130	(560)
Equity in loss of NEH	(32)	(96)
Equity in income of US Hydro	203	186
Other expense	(152)	-
Other expense, net	(743)	(1,327)

Loss before income taxes and minority interest	(31)	(1,260)

Income tax expense	117	26

Loss before minority interest	(148)	(1,286)

Minority interest in the loss of subsidiaries	102	130

Net loss	(46)	(1,156)

Foreign currency translation adjustment	21	(18)

Comprehensive loss	$(25)	$(1,174)

Managing Shareholder - Net loss	$-	$(12)
Managing Shareholder - Distributions	5	5
Shareholders - Net loss	(46)	(1,144)
Net loss per Investor Share	(49)	(1,227)
Distributions per Investor Share	500	500

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net cash provided by operating activities	$2,705	$910

Cash flows from investing activities:
Capital expenditures	(1,317)	(2,784)

Cash flows from financing activities:
Repayments of long-term debt	(939)	(879)
Repayments of capital lease obligations	(540)	(75)
Cash distributions to minority interest	(76)	(529)
Cash distributions to shareholders	(471)	(471)
Net cash used in financing activities	(2,026)	(1,954)

Effect of exchange rate on cash and cash equivalents	80	(474)

Net decrease in cash and cash equivalents	(558)	(4,302)
Cash and cash equivalents, beginning of period	7,706	20,289
Cash and cash equivalents, end of period	$7,148	$15,987

The accompanying notes are an integral part of these financial statements.

Ridgewood Electric Power Trust V
Notes to Condensed Consolidated Financial Statements
(unaudited, dollar amounts in thousands)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Ridgewood Electric Power Trust V (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on September 27, 2007 (the “2005 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in the 2005 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

Certain items in previously issued financial statements have been reclassified for comparative purposes. This had no effect on net loss for the three months ended March 31, 2006 and 2005.

2.   DESCRIPTION OF BUSINESS

The Trust is a Delaware trust formed in March 1996. The Trust began offering shares on April 12, 1996 and concluded its offering on April 15, 1998. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”).

The Trust has been organized to invest primarily in independent power generation facilities, water desalinization plants and other infrastructure projects both in the US and abroad. The projects to be owned by the Trust may have characteristics that qualify the projects for government incentives. Among the possible incentives is ancillary revenue opportunities related to the fuel used by the power plants or tax incentives provided to projects in remote locations.

The Trust’s accompanying condensed consolidated financial statements include the financial statements of its majority owned subsidiaries, including Ridgewood UK, LLC (“RUK”). The Trust’s condensed consolidated financial statements also include the Trust’s 29.2% interest in Ridgewood US Hydro Corporation (“US Hydro”), 14.1% interest in Ridgewood Near East Holding LLC (“NEH”), 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and 25% interest in Indeck Maine Energy, LLC (“Indeck Maine”) which are accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of the entities mentioned above.

The Trust owns 69.6% interest in RUK and the remaining 30.4% minority interest is owned by The Ridgewood Power Growth Fund (the “Growth Fund”). The interest of the Growth Fund is presented as minority interest in the condensed consolidated balance sheets and statements of operations.

Ridgewood Electric Power Trust V
Notes to Condensed Consolidated Financial Statements
(unaudited, dollar amounts in thousands)

In the first quarter of 2007, RUK sold its interests in CLPE Holdings Ltd. (“CLP”) as discussed in Note 8. As a result, operating results of the Trust beginning in 2007 will be significantly different than reported for historical periods.

3.   INVESTMENTS

The Trust’s investments include a 50% interest in Maine Hydro, 25% interest in Indeck Maine, 14.1% interest in NEH and 29.2% interest in US Hydro.

Maine Hydro

Summarized statements of operations data for Maine Hydro for the three months ended March 31, 2006 and 2005 is as follows:

	March 31,
	2006	2005

Revenues	$1,520	$1,181

Gross profit	796	549

Income from operations	767	518

Net income	$752	$452

Trust share of income in Maine Hydro	$376	$226

Indeck Maine

Summarized statements of operations data for Indeck Maine for the three months ended March 31, 2006 and 2005 is as follows:

	March 31,
	2006	2005

Revenues	$8,346	$4,222

Gross profit (loss)	842	(766)

Income (loss) from operations	789	(835)

Net income (loss)	$412	$(1,124)

Trust share of income (loss) in Indeck Maine	$130	$(560)

Ridgewood Electric Power Trust V
Notes to Condensed Consolidated Financial Statements
(unaudited, dollar amounts in thousands)

The Trust and Ridgewood Electric Power Trust IV (collectively, the “Ridgewood Indeck Investors”) have a preferred membership interest in Indeck Maine which entitles them to receive all net cash flow from operations each year until they receive an 18% annual cumulative return on their capital contributions to Indeck Maine.

NEH

Summarized statements of operations data for NEH for the three months ended March 31, 2006 and 2005 is as follows:
	March 31,
	2006	2005

Revenues	$1,546	$1,208

Gross profit	74	27

Loss from operations	(193)	(1,113)

Net loss	$(224)	$(679)

Trust share of loss in NEH	$(32)	$(96)

US Hydro

Summarized statements of operations data for US Hydro for the three months ended March 31, 2006 and 2005 is as follows:

	March 31,
	2006	2005

Revenues	$1,916	$1,707

Gross profit	1,159	947

Income from operations	847	654

Net income	$696	$636

Trust share of income in US Hydro	$203	$186

4.    INCOME TAX

Income tax expense represents foreign taxes provided for by CLP. CLP has calculated its quarterly tax provision based upon its projected annual effective tax rate.  No provision is made for US income taxes in the accompanying consolidated financial statements as the income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.  As a result, changes in the Trust’s pre-tax income (loss) do not necessarily lead to changes in income tax expense, thereby resulting in volatility of the effective tax rate.

Ridgewood Electric Power Trust V
Notes to Condensed Consolidated Financial Statements
(unaudited, dollar amounts in thousands)

5.    CAPITAL LEASE OBLIGATIONS AND CONSTRUCTION ADVANCES

As of March 31, 2006 and December 31, 2005, RUK’s capital lease obligations and construction advances outstanding with the respective PowerBank (each a “PowerBank” and collectively, the “PowerBanks”) Funds were as follows:

	Capital Lease Obligations		Construction Advances
	March 31,	December 31,	March 31,	December 31,
	2006	2005	2006	2005

PowerBank I	$8,861	$8,939	$-	$-
PowerBank II	14,728	14,206	1,331	1,902
PowerBank III	11,649	5,750	7,394	13,164
PowerBank IV	-	-	8,873	8,776
	$35,238	$28,895	$17,598	$23,842

In addition to the PowerBank capital lease arrangements, RUK leases certain vehicles and equipment under multiple lease agreements which vary in terms and rates ranging from 7.4% to 8.9%. At March 31, 2006 and December 31, 2005, the capital lease obligation for these assets was $857 and $900, respectively.

At March 31, 2006, remaining scheduled repayments of capital lease obligations were as follows:

2006 (9 months)	$7,109
2007	6,786
2008	6,777
2009	6,777
2010	6,754
2011	6,651
Thereafter	17,632
58,486
Less: imputed interest	(22,391)
Present value of net minimum lease payments	$36,095

6.    COMMITMENTS AND CONTINGENCIES

On November 10, 2003, RUK entered into an equipment purchase agreement with its main supplier for the purchase of the electricity generation equipment constituting the primary element of the projects making up RUK’s future expansion.  The sale price of the equipment was negotiated in euros and the contract allowed RUK to fix the euro price for a substantial portion of its future construction costs.  As of December 31, 2005, all of the units provided for in the equipment purchase agreement had either been delivered or had been ordered with delivery pending.  A portion of the required payments with respect to the engine/generator sets remains outstanding pending full performance by the equipment supplier.  The total of these payment obligations was approximately $4,056 at March 31, 2006 and payments were subject to and contingent on supplier performance in subsequent periods.  The engines acquired are used in RUK’s continued expansion under the UK’s Renewable Obligation incentive program.

Ridgewood Electric Power Trust V
Notes to Condensed Consolidated Financial Statements
(unaudited, dollar amounts in thousands)
7.      RELATED PARTY TRANSACTIONS

The Trust records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivable from the other affiliates do not bear interest. At March 31, 2006 and December 31, 2005, the Trust had outstanding payables and receivables as follows:

	March 31,	December 31,	March 31,	December 31,
	2006	2005	2006	2005
	Due from affiliates		Due to affiliates

Ridgewood Power Management LLC	$557	$512	$253	$-
RRP	-	534	-	-
Growth Fund	-	-	239	446
US Hydro	-	-	118	403
Maine Hydro	-	44	23	-
NEH	103	115	-	-
Ridgewood Providence B	-	207	-	-
PowerBanks	180	363	-	-
Other affiliates	-	-	4	16
Total	$840	$1,775	$637	$865

 8.      SUBSEQUENT EVENTS

On August 16, 2006, the Managing Shareholder and affiliates of the Trust filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and its affiliates alleging breach of contract due to unpaid invoices. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

On August 28, 2006, Indeck Maine and Commerce Bank amended its mortgage loan note and subordination agreement, permitting Indeck Maine to repay up to $2,500 of its subordinated notes to the Ridgewood Indeck Investors and Indeck Energy Services, Inc. (“Indeck”) in calendar year 2006. On December 18, 2006, Indeck Maine paid approximately $1,883 of interest on the subordinated notes payable to the Ridgewood Indeck Investors and Indeck, including $471 to the Trust.

On January 23, 2007, RUK entered into an agreement (the "Sale Agreement") along with Arbutus and the PowerBanks (the “Sellers”), and MEIF LG Energy Limited (the "Buyer"). At that time, RUK owned 88% of the issued and outstanding shares of CLP and the remaining 12% of CLP was owned by Arbutus Energy Ltd. (Jersey) (“Arbutus”). On February 22, 2007, RUK completed the sale (the “Sale”) of all of the issued and outstanding shares of CLP (the “Shares”). These assets did not meet the criteria for classification as Held for Sale at the end of any reporting period presented in the consolidated financial statements contained in this report.

Ridgewood Electric Power Trust V
Notes to Condensed Consolidated Financial Statements
(unaudited, dollar amounts in thousands)

Under the Sale Agreement, the Buyer agreed to buy (i) 100% of the issued and outstanding Shares from RUK and Arbutus, and (ii) substantially all of the assets (the "Assets") of the PowerBanks. The Assets and the Shares constituted all the landfill gas business located in the United Kingdom of RUK and of the PowerBanks.

In accordance with the Sale Agreement, at closing, the Buyer paid an aggregate purchase price for the Shares and the Assets of £117.8 million ($229,500), subject to a working capital adjustment that resulted in an increase to the purchase price of £4.2 million ($8,200). After adjustment, the purchase price for the Shares was £25.1 million ($48,900), of which £22.1 million ($43,100) was attributable to the Shares sold by RUK. Taking into account payments made to RUK pursuant to certain sharing arrangements with the PowerBanks, the total gross sales proceeds to RUK were £27.6 million ($53,800).

On February 23, 2007, the Manager caused a portion of the sales proceeds to be converted from sterling into US dollars, which was done at the rate of 1.9483 US dollars for each pound sterling. On March 27, 2007, a subsequent conversion took place at an exchange rate of 1.9604 US dollars for each pound sterling.

The Sellers gave a number of warranties and indemnities to the Buyer in connection with the Sale that it considers typical of such transactions. Should there be a breach or breaches of the warranties or should an indemnifiable event occur, the Buyer could make claims against the Sellers including RUK. Management of RUK does not believe there is a material likelihood that such a claim will arise or that, should such a claim arise, RUK would incur a material liability. This belief is based, in part, on the Sellers having purchased warranty and indemnity insurance to minimize such risk. There are no current plans to reserve or provide an escrow for the contingent liabilities represented by these warranties and indemnities. RUK has distributed all but a nominal amount of the Sale proceeds to its shareholders.

On December 30, 2005, an investor in the Trust and entities affiliated with the Trust, Paul Bergeron, on behalf of himself and as Trustee for the Paul Bergeron Trust (the “Plaintiff”), filed a Complaint in Suffolk Superior Court, Commonwealth of Massachusetts, Paul Bergeron v. Ridgewood Electric Power Trust V, et al., Suffolk Superior Court, Docket No. 07-1205 BLS1 (“Bergeron I”).  The action was brought against, among others, the Managing Shareholder and persons who are or were officers of the Managing Shareholder alleging violations of the Massachusetts Securities Act, as well as breach of fiduciary duty, fraud, breach of contract, negligent misrepresentation and unjust enrichment, all related to a set of alleged facts and allegations regarding the sale of securities of funds (including the Trust) managed by the Managing Shareholder or affiliates of the Managing Shareholder which were sold in private offerings and the operation of those funds subsequent to the sale.  The Plaintiff is seeking damages of $900 plus interest and other damages to be determined at trial.

Ridgewood Electric Power Trust V
Notes to Condensed Consolidated Financial Statements
(unaudited, dollar amounts in thousands)

On January 27, 2006, the Plaintiff, on its own initiative, filed an Amended Complaint and Jury Demand in Massachusetts Superior Court, adding a non-diverse broker-dealer to the action.  On February 22, 2006, the case was removed by the defendants to United States District Court for the District of Massachusetts on the basis of diversity jurisdiction, but the defendants alleged that the only non-diverse party had been fraudulently joined by the Plaintiff.  On February 27, 2006, a motion to dismiss was filed by the defendants in the District Court.  On April 12, 2006, the District Court affirmed its jurisdiction over the case, and dismissed the non-diverse party.  On January 10, 2007, the District Court dismissed Plaintiff’s unjust enrichment case, but denied the motion of the defendants to dismiss as to the remaining claims.  Presently, attorneys for the parties are involved in discovery, with a magistrate judge having decided motions to compel brought by the parties during the summer of 2007.  A new scheduling order is in the process of being developed by the parties for approval by the District Court.  As of the date of the filing, no trial date has been set.

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

In October 2007, the Managing Shareholder announced that it intends to market the assets of NEH for sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition at March 31, 2006 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying financial statements, notes and other supplemental information included elsewhere in this report and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2005 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s opinions and estimates as of the date they are made. Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the 2005 Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Trust’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report on Form 10-Q requires the Trust to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Trust’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in the 2005 Form 10-K.

Results of Operations and Changes in Financial Condition

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Total revenues increased approximately $1.4 million, or 20%, from $6.9 million in the first quarter of 2005 to $8.3 million in the first quarter of 2006. This increase was primarily due to increased RUK output which was driven by higher capacity and prices. Production output increased by 7,179 megawatt hours (“MWh”), or 9.3%, to 84,518 MWh for the three months ended March 31, 2006 compared to the 2005 period.

Cost of revenues for the first quarter of 2006 was $6.7 million compared to $6 million in the first quarter of 2005, an increase of approximately $0.7 million, or 11.5%. This increase was primarily due to increased variable payments made to the PowerBanks of $0.9 million and higher royalty expenses of $0.3 million, both driven by increased output, partially offset by a decrease of $0.2 million in headcount expenses.

Gross profit for the first quarter of 2006 was $1.5 million as compared to $0.9 million for the first quarter of 2005, an increase of $0.6 million, or 79.5%.  Gross profit margin for the three months ended March 31, 2006 increased to 18.6% from 12.4% for the same period in 2005 due to higher revenues associated with the development of new projects which resulted in increased production output and higher prices. Cost of revenues as a percentage of revenues for the three months ended March 31, 2006 was 81.4% as compared to 87.6% for the same period in 2005.

Interest expense for the first quarter of 2006 was $1.4 million compared to $1.2 million for the same period in 2005. The increase of approximately $0.2 million was primarily due to increased capital lease obligations associated with the RUK expansion program.

For the first quarter of 2006, the Trust recorded equity income of $0.4 million from its investment in Maine Hydro compared to equity income of $0.2 million for the same period in 2005. The increase of approximately $0.2 million in equity income was primarily due to an increase in revenues from higher production in the first quarter of 2006.

For the first quarter of 2006, the Trust recorded equity income of $0.1 million from its investment in Indeck Maine compared to an equity loss of $0.6 million for the same period in 2005.  The increase in equity income of approximately $0.7 million was primarily due to an increase in gross profit at Indeck Maine resulting from higher production in the first quarter of 2006, partially offset by an increase in interest expense payable on member loans.

Other expense was $0.2 million for the first quarter of 2006 due to a loss on the sale of a lease-back of plant and equipment.

Total assets at March 31, 2006 were $99.2 million, a decrease of approximately $1.5 million from the December 31, 2005 balance of $100.7 million. Decreases of $1 million in due from affiliates, $0.9 million in restricted cash and $0.6 million in cash and cash equivalents were partially offset by increases in plant and equipment of $0.4 million, and $0.2 million each in unbilled receivables and investments. Total liabilities decreased by $0.9 million from $85 million at December 31, 2005 to $84.1 million at March 31, 2006. During the first quarter of 2006, construction advances decreased by $6.2 million primarily due to the conversion of construction advances to capital leases at the time when the project reached commercial operation. In addition, accounts payable, due to affiliates and minority interest decreased by $0.2 million each, offset by increased capital leases of $6.3 million during the first quarter of 2006.

Liquidity and Capital Resources

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

As of March 31, 2006, the Trust had cash and cash equivalents of $7.1 million, a decrease of approximately $0.6 million from December 31, 2005. The cash flow for the three months ended March 31, 2006 were $2.7 million provided by operating activities, $1.3 million used in investing activities, $2 million used in financing activities and $80,000 positive effect of foreign exchange on cash and cash equivalents.

Cash provided by operating activities for the three months ended March 31, 2006 was $2.7 million compared to $0.9 million for the three months ended March 31, 2005. The increase of approximately $1.8 million in cash flow was primarily due to increases in net due to/from affiliates, accrued expenses and revenues, partially offset by decrease in restricted cash.

Cash used in investing activities for the three months ended March 31, 2006 was $1.3 million compared to $2.8 million for the three months ended March 31, 2005. The decrease of approximately $1.5 million in cash flow was due to a decrease in capital expenditures.

Cash used in financing activities for the first quarter of 2006 was $2 million which was comparable to the same period in 2005. In the first quarter of 2006, cash used in financing activities included $0.5 million for repayments of capital lease obligations, $0.9 million for repayments of the long-term debt and $0.5 million for cash distributions to shareholders.  In the first quarter of 2005, cash used in financing activities primarily included $1 million in cash distributions to shareholders and minority interest and $0.9 million of repayments of the long-term debt.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash and cash equivalents will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations

The Trust does not have any off-balance sheet arrangements or contractual obligations as of March 31, 2006, except as discussed in the 2005 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust is exposed to certain market risks associated with interest rates, foreign exchange rates and commodity prices. The Trust does not utilize financial instruments and other contracts to hedge against such fluctuations and does not enter into derivative instruments for trading or speculative purposes. There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in the 2005 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of March 31, 2006 which revealed that the following material weaknesses previously identified continue to exist:

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

The Trust's Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

Since the review, the Trust has implemented the following changes in internal control over financial reporting:

•	Increased the number of degreed accountants. Additional staff expansion is underway.

•
Engaged a national accounting firm to evaluate procedures and controls over financial reporting. The firm made a report to the Managing Shareholder in May 2006, which has implemented some of the firm’s recommendations, and is in the process of evaluating the remaining recommendations.

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

The Trust’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act and concluded that, as of the end of the period covered by this report, because of the material weaknesses noted above, the Trust’s disclosure controls and procedures were not effective.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the 2005 Form 10-K.

ITEM 1A. RISK FACTORS

 For information regarding factors that could affect the Trust’s results of operations, financial condition and liquidity, see the risk factors discussed under “Risk Factors”  in Item 1A of the 2005 Form 10-K.  There have been no material changes from the risk factors previously disclosed in such Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

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

_____________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ELECTRIC POWER TRUST V

Date: December 20, 2007	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Date: December 20, 2007	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)