Form 10-Q
period 2006-06-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2007-12-20
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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

RIDGEWOOD ELECTRIC POWER TRUST V
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$7,233	$7,706
Restricted cash	2,254	3,153
Accounts receivable	3,848	2,654
Unbilled receivables	5,876	4,753
Due from affiliates	1,258	1,775
Inventory - consumables	924	746
Prepaid expenses and other current assets	2,001	299
Total current assets	23,394	21,086
Notes receivable, affiliates	5,128	4,926
Investments	8,599	8,633
Plant and equipment, net	57,462	51,909
Intangibles, net	13,228	13,368
Deferred financing costs, net	450	481
Other assets	285	285

Total assets	$108,546	$100,688

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,330	$2,406
Accrued expenses	11,512	7,731
Long-term debt - current portion	2,056	1,878
Revolving credit facility	1,453	-
Capital lease obligations - current portion	3,931	2,897
Construction advances - current portion	624	578
Due to affiliates	1,005	865
Other current liabilities	138	-
Total current liabilities	25,049	16,355
Long-term debt - noncurrent portion	16,829	16,936
Capital lease obligations - noncurrent portion	36,221	26,898
Construction advances - noncurrent portion	14,661	23,264
Deferred income taxes	1,488	1,105
Minority interest	186	476
Total liabilities	94,434	85,034

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (932.8875 Investor Shares issued and
outstanding)	14,762	16,289
Managing shareholder’s accumulated deficit (1 management
share issued and outstanding)	(650)	(635)
Total shareholders’ equity	14,112	15,654

Total liabilities and shareholders’ equity	$108,546	$100,688

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Revenues	$19,202	$15,631	$10,947	$8,749

Cost of revenues	15,933	13,436	9,213	7,409

Gross profit	3,269	2,195	1,734	1,340

Operating expenses:
General and administrative expenses	450	398	210	193
Management fee to the Managing Shareholder	1,166	1,166	583	583
Total operating expenses	1,616	1,564	793	776

Income from operations	1,653	631	941	564

Other income (expense):
Interest income	331	332	167	182
Interest expense	(3,050)	(2,594)	(1,618)	(1,361)
Equity in income of Maine Hydro	755	706	379	480
Equity in (loss) income of Indeck Maine	(191)	(450)	(321)	110
Equity in (loss) income of NEH	(7)	(119)	25	(23)
Equity in income of US Hydro	411	423	208	237
Other expense	(154)	-	(2)	-
Other expense, net	(1,905)	(1,702)	(1,162)	(375)

(Loss) income before income tax and minority interest	(252)	(1,071)	(221)	189

Income tax expense	318	31	201	5

(Loss) income before minority interest	(570)	(1,102)	(422)	184

Minority interest in the loss (earnings) of subsidiaries	201	117	99	(13)

Net (loss) income	(369)	(985)	(323)	171

Foreign currency tranlsation adjustment	5	(169)	(16)	(151)

Comprehensive (loss) income	$(364)	$(1,154)	$(339)	$20

Managing Shareholder - Net (loss) income	$(4)	$(10)	$(4)	$2
Managing Shareholder - Distributions	12	5	7	-
Shareholders - Net (loss) income	(365)	(975)	(319)	169
Net loss (income) per Investor Share	(392)	(1,045)	(343)	182
Distributions per Investor Share	1,250	500	750	-

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net cash provided by operating activities	$6,698	$5,824

Cash flows from investing activities:
Capital expenditures	(5,579)	(7,308)
Loans to Indeck Maine	-	(1,000)
Net cash used in investing activities	(5,579)	(8,308)

Cash flows from financing activities:
Repayments of long-term debt	(960)	(871)
Borrowings under line of credit facility	1,432	-
Repayments of capital lease obligations	(1,160)	(530)
Cash distributions to minority interest	(78)	(1,055)
Cash distributions to shareholders	(1,178)	(471)
Net cash used in financing activities	(1,944)	(2,927)

Effect of exchange rate on cash and cash equivalents	352	(1,057)

Net decrease in cash and cash equivalents	(473)	(6,468)
Cash and cash equivalents, beginning of period	7,706	20,289
Cash and cash equivalents, end of period	$7,233	$13,821

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

In the opinion of management, the condensed consolidated financial statements as of June 30, 2006, and for the six and three-month periods ended June 30, 2006 and 2005, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the six and three months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

Certain items in previously issued financial statements have been reclassified for comparative purposes. This had no effect on net income or loss for the six and three months ended June 30, 2006 and 2005.

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

The Trust’s accompanying condensed consolidated financial statements include the financial statements of its majority owned subsidiaries, including Ridgewood UK, LLC (“RUK”). The Trust’s condensed consolidated financial statements also include the Trust’s 29.2% interest in Ridgewood US Hydro Corporation (“US Hydro”), 14.1% interest in Ridgewood Near East Holding LLC (“NEH”), 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and 25% interest in Indeck Maine Energy, LLC (“Indeck Maine”), which are accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of the entities mentioned above.

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

In the first quarter of 2007, RUK sold its interests in CLPE Holdings Ltd. (“CLP”) as discussed in Note 10. As a result, operating results of the Trust beginning in 2007 will be significantly different than reported for historical periods.

3.   RECENT ACCOUNTING PRONOUNCEMENT

FIN 48
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Trust beginning January 1, 2007. The Trust does not believe that the adoption of FIN 48 will have a material impact on its consolidated financial statements.

4.   INVESTMENTS

The Trust’s investments include a 50% interest in Maine Hydro, 25% interest in Indeck Maine, 14.1% interest in NEH and 29.2% interest in US Hydro.

Maine Hydro

Summarized statements of operations data for Maine Hydro for the six and three months ended June 30, 2006 and 2005 is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Revenues	$3,031	$2,947	$1,511	$1,766

Gross profit	1,583	1,648	787	1,099

Income from operations	1,545	1,610	778	1,092

Net income	$1,511	$1,412	$759	$960

Trust share of income in Maine Hydro	$755	$706	$379	$480

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Indeck Maine

Summarized statements of operations data for Indeck Maine for the six and three months ended June 30, 2006 and 2005 is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Revenues	$15,685	$10,846	$7,339	$6,624

Gross profit (loss)	764	(18)	(78)	748

Income (loss) from operations	641	(196)	(148)	639

Net (loss) income	$(102)	$(796)	$(514)	$328

Trust share of (loss) income in Indeck Maine	$(191)	$(450)	$(321)	$110

The Trust and Ridgewood Electric Power Trust IV (collectively, the “Ridgewood Indeck Investors”) have a preferred membership interest in Indeck Maine which entitles them to receive all net cash flow from operations each year until they receive an 18% annual cumulative return on their capital contributions to Indeck Maine.

NEH

Summarized statements of operations data for NEH for the six and three months ended June 30, 2006 and 2005 is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Revenues	$3,537	$2,820	$1,991	$1,612

Gross profit	641	274	567	246

Income (loss) from operations	62	(1,109)	255	4

Net (loss) income	$(51)	$(824)	$173	$(145)

Trust share of (loss) income in NEH	$(7)	$(119)	$25	$(23)

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

US Hydro

Summarized statements of operations data for US Hydro for the six and three months ended June 30, 2006 and 2005 is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Revenues	$3,762	$3,608	$1,846	$1,901

Gross profit	2,383	2,098	1,224	1,150

Income from operations	1,783	1,493	936	839

Net income	$1,406	$1,450	$711	$814

Trust share of income in US Hydro	$411	$423	$208	$237

5. INCOME TAX

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

6. DEBT

RUK entered into a revolving credit facility of £5,000,000 in the second quarter of 2006 for the purpose of providing working capital to the business.  Such facility is collateralized by all trade receivables of RUK.  The credit facility bears interest at LIBOR (5.369% at June 30, 2006) plus 1.5%, with a maturity date of March 31, 2007.  At June 30, 2006, the amount outstanding under this facility was £800,000 ($1,453).

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

7. CAPITAL LEASE OBLIGATIONS AND CONSTRUCTION ADVANCES

As of June 30, 2006 and December 31, 2005, RUK’s capital lease obligations and construction advances outstanding with the respective PowerBank (each a “PowerBank” and collectively, the “PowerBanks”) Funds were as follows:

	Capital Lease Obligations		Construction Advances
	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005

PowerBank I	$9,058	$8,939	$-	$-
PowerBank II	15,126	14,206	1,389	1,902
PowerBank III	12,034	5,750	7,719	13,164
PowerBank IV	3,088	-	6,177	8,776
	$39,306	$28,895	$15,285	$23,842

In addition to the PowerBank capital lease arrangements, RUK leases certain vehicles and equipment under multiple lease agreements which vary in terms and rates ranging from 7.4% to 8.9%. At June 30, 2006 and December 31, 2005, the capital lease obligation for these assets was $846 and $900, respectively.

At June 30, 2006, remaining scheduled repayments of capital lease obligations were as follows:

2006 (6 months)	$6,156
2007	7,618
2008	7,609
2009	7,609
2010	7,585
2011	7,477
Thereafter	20,728
64,782
Less: imputed interest	(24,630)
Present value of net minimum lease payments	$40,152

8. COMMITMENTS AND CONTINGENCIES

On November 10, 2003, RUK entered into an equipment purchase agreement with its main supplier for the purchase of the electricity generation equipment constituting the primary element of the projects making up RUK’s future expansion.  The sales price of the equipment was negotiated in euros and the contract allowed RUK to fix the euro price for a substantial portion of its future construction costs. As of December 31, 2005, all of the units provided for in the equipment purchase agreement had either been delivered or had been ordered with delivery pending.  A portion of the required payments with respect to the engine/generator sets remains outstanding pending full performance by the equipment supplier.  The total of these payment obligations was approximately $2,971 at June 30, 2006 and payments were subject to and contingent on supplier performance in subsequent periods. The engines acquired are to be used in RUK’s continued expansion under the UK’s Renewable Obligation incentive program.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

9.  RELATED PARTY TRANSACTIONS

The Trust records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivable from the other affiliates do not bear interest. At June 30, 2006 and December 31, 2005, the Trust had outstanding payables and receivables as follows:

	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005
	Due from affiliates		Due to affiliates
Ridgewood Power Management LLC	$584	$512	$-	$-
RRP	-	534	683	-
Growth Fund	-	-	296	446
US Hydro	4	-	-	403
Maine Hydro	-	44	22	-
NEH	90	115	-	-
Ridgewood Providence B	-	207	-	-
PowerBanks	501	363	-	-
Other affiliates	79	-	4	16
Total	$1,258	$1,775	$1,005	$865

10.  SUBSEQUENT EVENTS

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition at June 30, 2006 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the six and three-month period ended June 30, 2006 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying financial statements, notes and other supplemental information included elsewhere in this report and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2005 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Revenues increased approximately $3.6 million, or 22.8%, from $15.6 million for the six months ended June 30, 2005 to $19.2 million for the six months ended June 30, 2006. The increase was primarily due to increased UK output which was driven by higher capacity and prices. Production output increased by 15,448 megawatt hours (“MWh”), or 9.9%, to 172,600 MWh for the six months ended June 30, 2006 as compared to the 2005 period.

Cost of revenues increased approximately $2.5 million, or 18.6%, from $13.4 million for the six months ended June 30, 2005 to $15.9 million for the six months ended June 30, 2006. This increase was primarily due to increased variable payments made to the PowerBanks, of $2 million and higher royalty expenses of $0.5 million, both driven by increased output.

Gross profit was $3.3 million for the six months ended June 30, 2006 as compared to $2.2 million for the comparable 2005 period, an increase of approximately $1.1 million, or 48.9%. Gross profit margin for the six months ended June 30, 2006 increased to 17% from 14% for the same period in 2005 due to higher revenues associated with the development of new projects which resulted in increased production output and higher prices. Cost of revenues as a percentage of revenues for the six months ended June 30, 2006 was 83% as compared to 86% for the same period in 2005.

Interest expense for the six months ended June 30, 2006 was $3.1 million compared to $2.6 million for the same period in 2005. The increase of approximately $0.5 million was primarily due to increased capital lease obligations associated with the RUK expansion construction.

For the first half of 2006, the Trust recorded an equity loss of $0.2 million from its investment in Indeck Maine compared to an equity loss of $0.5 million for the same period in 2005. The decrease in the equity loss of approximately $0.3 million was primarily due to an increase in gross profit at Indeck Maine in the first six months of 2006 as compared to the same period in 2005 as a result of Indeck Maine experiencing increased revenues, partially offset by an increase in interest expense for the same period.

Other expense was $0.2 million for the first half of 2006 due to a loss on the sale of a lease-back of plant and equipment.

For the first half of 2006, the Trust recorded income tax expense of $0.3 million compared to $31,000 for the first quarter of 2005. The increase in income tax expense was primarily attributable to the increase in current year pre-tax income and the recognition of temporary timing differences between the book and tax basis for the depreciation and amortization expense of UK operations.

Total assets at June 30, 2006 were $108.5 million, an increase of $7.8 million from the December 31, 2005 balance of $100.7 million. This increase was primarily due to increases of $5.6 million in plant and equipment, $1.7 million in prepaid expenses and other current assets, $1.2 million in accounts receivable and $1.1 million in unbilled receivables, partially offset by decreases of $0.9 million in restricted cash and $0.5 million in cash and cash equivalents. Total liabilities increased by $9.4 million from $85 million at December 31, 2005 to $94.4 million at June 30, 2006. This increase was primarily the result of an increase of $3.8 million in accrued expenses, $1.9 million in accounts payable and a drawdown of $1.5 million from RUK’s revolving credit facility.  Additionally, construction advances decreased $8.6 million during the first six months of 2006 primarily due to conversion of construction advances to capital leases at the time when the project reached commercial operation resulting in an increase in capital lease obligations of $10.4 million.

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Total revenues increased approximately $2.2 million, or 25.1%, from $8.7 million in the second quarter of 2005 to $10.9 million in the second quarter of 2006. This increase was primarily due to increased UK output which was driven by higher capacity and prices. Production output increased by 8,268 MWh, or 10.4%, to 87,500 MWh for the second quarter of 2006 compared to the 2005 period.

Cost of revenues for the quarter ended June 30, 2006 increased $1.8 million, or 24.3%, to $9.2 million in the second quarter of 2006 as compared to $7.4 million for the comparable 2005 period. This increase was primarily due to increased variable payments made to the PowerBanks of $1.2 million and higher royalty expenses of $0.3 million, both driven by increased output. In addition, cost of revenues also increased due to increased depreciation and amortization expenses of $0.3 million.

Gross profit for the second quarter of 2006 was $1.7 million as compared to $1.3 million for the second quarter of 2005, an increase of approximately $0.4 million, or 29.4%, primarily due to the increased revenues from RUK, partially offset by the associated increase in cost of revenues.

For the second quarter of 2006, the Trust recorded an equity loss of $0.3 million from its investment in Indeck Maine compared to equity income of $0.1 million for the same period in 2005. This decrease in equity income of $0.4 million was primarily due to a decrease in gross profit at Indeck Maine as a result of increased fuel expenses.

Liquidity and Capital Resources

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

As of June 30, 2006, the Trust had cash and cash equivalents of $7.2 million, a decrease of $0.5 million from December 31, 2005. The cash flow for the six months ended June 30, 2006 were $6.7 million provided by operating activities, $5.6 million used in investing activities, $1.9 million used in financing activities and a $0.4 million positive effect of foreign exchange on cash and cash equivalents.

 Cash provided by operating activities for the six months ended June 30, 2006 was $6.7 million compared to $5.8 million for the six months ended June 30, 2005. This increase of $0.9 million in cash flow was primarily due to a decrease in restricted cash of $1.1 million.

Cash used in investing activities was $5.6 million during the first six months of 2006 as compared to $8.3 million in the first six months of 2005. This decrease of $2.7 million was due to decreases in capital expenditures of $1.7 million and loans to Indeck Maine of $1 million.

Cash used in financing activities for the first half of 2006 was $1.9 million compared to $2.9 million for the first half of 2005. In the first half of 2006, financing activities included cash used of $1 million in repayments of its long-term debt, $1.2 million for repayments of capital lease obligations and $1.2 million in cash distributions to shareholders, partially offset by cash provided of $1.4 million in borrowings under the line of credit. In 2005, cash used in financing activities included $1.5 million in cash distributions to minority interest and shareholders, $0.5 million for repayments of capital lease obligations and $0.9 million in repayments of its long-term debt.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash and cash equivalents will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations

The Trust does not have any off-balance sheet arrangements as of June 30, 2006, except as discussed in the 2005 Form 10-K.  In addition to the contractual obligations as discussed in the 2005 Form 10-K, RUK entered into a revolving credit facility of £5,000,000 in the second quarter of 2006 for the purpose of providing working capital to the business.

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

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of June 30, 2006 which revealed that the following material weaknesses previously identified continue to exist:

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

During the quarter ended June 30, 2006, the Trust engaged a national accounting firm to evaluate procedures and controls over financial reporting. The firm made a report to the Managing Shareholder in May 2006. Since issuance, the Trust implemented some of the firm’s recommendations, and is in the process of evaluating the remaining recommendations. Except as noted above, the Trust’s Chief Executive Officer and Chief Financial Officer has concluded that there was no change in the Trust’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Trust’s control over financial reporting.

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

The Trust’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Trust’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act and concluded that, as of the end of the period covered by this report, because of the material weaknesses noted above, the Trust’s disclosure controls and procedures were not effective.

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
*           Filed herewith.

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