Form 10-Q
period 2006-09-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2007-12-20
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

RIDGEWOOD ELECTRIC POWER TRUST V

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,016	$7,706
Restricted cash	2,349	3,153
Accounts receivable	2,803	2,654
Unbilled receivables	6,576	4,753
Due from affiliates	1,126	1,775
Inventory - consumables	923	746
Prepaid expenses and other current assets	478	299
Total current assets	20,271	21,086
Notes receivable, affiliates	5,229	4,926
Investments	8,074	8,633
Plant and equipment, net	60,357	51,909
Intangibles, net	13,232	13,368
Deferred financing costs, net	434	481
Other assets	285	285

Total assets	$107,882	$100,688

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,257	$2,406
Accrued expenses	10,957	7,731
Long-term debt - current portion	2,199	1,878
Revolving credit facility	2,060	-
Capital lease obligations - current portion	4,495	2,897
Construction advances - current portion	615	578
Due to affiliates	1,511	865
Other current liabilities	592	-
Total current liabilities	25,686	16,355
Long-term debt - noncurrent portion	16,232	16,936
Capital lease obligations - noncurrent portion	40,980	26,898
Construction advances - noncurrent portion	10,368	23,264
Deferred income taxes	1,642	1,105
Minority interest	165	476
Total liabilities	95,073	85,034

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (932.8875 Investor Shares issued and
outstanding)	13,472	16,289
Managing shareholder’s accumulated deficit (1 management
share issued and outstanding)	(663)	(635)
Total shareholders’ equity	12,809	15,654

Total liabilities and shareholders’ equity	$107,882	$100,688

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Revenues	$31,314	$23,807	$12,112	$8,176

Cost of revenues	25,758	21,331	9,825	7,895

Gross profit	5,556	2,476	2,287	281

Operating expenses:
General and administrative expenses	1,017	655	567	257
Management fee to the Managing Shareholder	1,749	1,749	583	583
Impairment of plant and equipment	422	-	422	-
Total operating expenses	3,188	2,404	1,572	840

Income (loss) from operations	2,368	72	715	(559)

Other income (expense):
Interest income	733	509	402	177
Interest expense	(4,867)	(4,030)	(1,817)	(1,436)
Equity in income (loss) of Maine Hydro	672	484	(83)	(222)
Equity in income of Indeck Maine	358	1,028	549	1,478
Equity in income (loss) of NEH	16	(107)	23	12
Equity in income (loss) of US Hydro	376	325	(35)	(98)
Other expense, net	(157)	(205)	(3)	(205)
Other expense, net	(2,869)	(1,996)	(964)	(294)

Loss before income tax and minority interest	(501)	(1,924)	(249)	(853)

Income tax expense	427	152	109	121

Loss before minority interest	(928)	(2,076)	(358)	(974)

Minority interest in the loss of subsidiaries	209	694	8	577

Net loss	(719)	(1,382)	(350)	(397)

Foreign currency tranlsation adjustment	(6)	(188)	(11)	(19)

Comprehensive loss	$(725)	$(1,570)	$(361)	$(416)

Managing Shareholder - Net loss	$(7)	$(14)	$(3)	$(4)
Managing Shareholder - Distributions	21	5	9	-
Shareholders - Net loss	(712)	(1,368)	(347)	(393)
Net loss per Investor Share	(763)	(1,467)	(371)	(422)
Distributions per Investor Share	2,250	500	1,000	-

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net cash provided by operating activities	$10,642	$5,179

Cash flows from investing activities:
Capital expenditures	(8,800)	(7,796)
Loans to Indeck Maine	-	(1,000)
Net cash used in investing activities	(8,800)	(8,796)

Cash flows from financing activities:
Repayments of long-term debt	(1,985)	(1,812)
Borrowings under line of credit facility	2,000	-
Repayments of capital lease obligations	(1,855)	(991)
Cash distributions to minority interest	(79)	(1,548)
Cash distributions to shareholders	(2,120)	(471)
Net cash used in financing activities	(4,039)	(4,822)

Effect of exchange rate on cash and cash equivalents	507	(1,300)

Net decrease in cash and cash equivalents	(1,690)	(9,739)
Cash and cash equivalents, beginning of period	7,706	20,289
Cash and cash equivalents, end of period	$6,016	$10,550

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

In the opinion of management, the condensed consolidated financial statements as of September 30, 2006, and for the nine and three-month periods ended September 30, 2006 and 2005, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

Certain items in previously issued financial statements have been reclassified for comparative purposes. This had no effect on net loss for the nine and three months ended September 30, 2006 and 2005.

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

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

In the first quarter of 2007, RUK sold its interests in CLPE Holdings Ltd. (“CLP”) as discussed in Note 11. As a result, operating results of the Trust beginning in 2007 will be significantly different than reported for historical periods.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 157.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of this standard did not have a material impact on the Trust's condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)
4.   NOTES RECEIVABLE, AFFILIATES

On August 28, 2006, Indeck Maine and Commerce Bank amended its mortgage loan note and subordination agreement, whereby, Indeck Maine was permitted to repay up to $2,500 of its subordinated notes to the Trust and Ridgewood Electric Power Trust IV (collectively, the “Ridgewood Indeck Investors”) and Indeck Energy Services, Inc. (“Indeck”) in calendar year 2006. On December 18, 2006, Indeck Maine paid approximately $1,883 of interest on the subordinated notes payable to its Ridgewood Indeck Investors and Indeck, including $471 to the Trust.

5.   INVESTMENTS

The Trust’s investments include a 50% interest in Maine Hydro, 25% interest in Indeck Maine, 14.1% interest in NEH and 29.2% interest in US Hydro.

Maine Hydro

Summarized statements of operations data for Maine Hydro for the nine and three months ended September 30, 2006 and 2005 is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Revenues	$3,612	$3,314	$581	$367

Gross profit (loss)	1,477	1,299	(106)	(349)

Income (loss) from operations	1,393	1,165	(152)	(445)

Net income (loss)	$1,344	$969	$(167)	$(443)

Trust share of income (loss) in Maine Hydro	$672	$484	$(83)	$(222)

Indeck Maine

Summarized statements of operations data for Indeck Maine for the nine and three months ended September 30, 2006 and 2005 is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Revenues	$24,566	$21,755	$8,881	$10,909

Gross profit	2,531	3,655	1,767	3,673

Income from operations	2,250	3,259	1,609	3,455

Net income	$1,154	$2,193	$1,256	$2,989

Trust share of income in Indeck Maine	$358	$1,028	$549	$1,478

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

The Ridgewood Indeck Investors have a preferred membership interest in Indeck Maine which entitles them to receive all net cash flow from operations each year until they receive an 18% annual cumulative return on their capital contributions to Indeck Maine.

NEH

Summarized statements of operations data for NEH for the nine and three months ended September 30, 2006 and 2005 is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Revenues	$5,993	$4,985	$2,456	$2,165

Gross profit	1,151	748	510	476

Income (loss) from operations	263	(838)	201	271

Net income (loss)	$112	$(721)	$163	$103

Trust share of income (loss) in NEH	$16	$(107)	$23	$12

US Hydro

Summarized statements of operations data for US Hydro for the nine and three months ended September 30, 2006 and 2005 is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Revenues	$4,388	$4,320	$626	$712

Gross profit (loss)	2,304	2,045	(79)	(52)

Income (loss) from operations	1,356	1,153	(427)	(340)

Net income (loss)	$1,287	$1,114	$(119)	$(336)

Trust share of income (loss) in US Hydro	$376	$325	$(35)	$(98)

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)
6.  INCOME TAX

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

7. DEBT

RUK entered into a revolving credit facility of £5,000,000 in the second quarter of 2006 for the purpose of providing working capital to the business.  Such facility is collateralized by all trade receivables of RUK.  The credit facility bears interest at LIBOR (5.375% at September 30, 2006) plus 1.5%, with a maturity date of March 31, 2007.  At September 30, 2006, the amount outstanding under this facility was £1,100,000 ($2,060).

8. CAPITAL LEASE OBLIGATIONS AND CONSTRUCTION ADVANCES

As of September 30, 2006 and December 31, 2005, RUK’s capital lease obligations and construction advances outstanding with the respective PowerBank (each a “PowerBank” and collectively, the “PowerBanks”) Funds are as follows:

	Capital Lease Obligations		Construction Advances
	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005

PowerBank I	$9,140	$8,939	$-	$-
PowerBank II	15,332	14,206	1,432	1,902
PowerBank III	15,417	5,750	7,959	13,164
PowerBank IV	4,760	-	1,592	8,776
	$44,649	$28,895	$10,983	$23,842

In addition to the PowerBank capital lease arrangements, RUK leases certain vehicles and equipment under multiple lease agreements which vary in terms and rates ranging from 7.4% to 8.9%. At September 30, 2006 and December 31, 2005, the capital lease obligation for these assets was $826 and $900, respectively.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

At September 30, 2006, remaining scheduled repayments of capital lease obligations were as follows:

2006 (3 months)	$4,811
2007	8,680
2008	8,671
2009	8,671
2010	8,646
2011	8,535
Thereafter	25,171
73,185
Less: imputed interest	(27,710)
Present value of net minimum lease payments	$45,475

 9. COMMITMENTS AND CONTINGENCIES

On November 10, 2003, RUK entered into an equipment purchase agreement with its main supplier for the purchase of the electricity generation equipment constituting the primary element of the projects making up RUK’s future expansion.  The sales price of the equipment was negotiated in euros and the contract allowed RUK to fix the euro price for a substantial portion of its future construction costs. As of December 31, 2005, all of the units provided for in the equipment purchase agreement had either been delivered or had been ordered with delivery pending.  A portion of the required payments with respect to the engine/generator sets remains outstanding pending full performance by the equipment supplier.  The total of these payment obligations was approximately $724 at September 30, 2006 and payments were subject to and contingent on supplier performance in subsequent periods.  The engines acquired are used in RUK’s continued expansion under the UK’s Renewable Obligation incentive program.

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

10. RELATED PARTY TRANSACTIONS

The Trust records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivable from the other affiliates do not bear interest. At September 31, 2006 and December 31, 2005, the Trust had outstanding payables and receivables as follows:

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005
	Due from affiliates		Due to affiliates

Ridgewood Power Management LLC	$299	$512	$1,295	$-
RRP	-	534	-	-
Growth Fund	-	-	165	446
US Hydro	8	-	-	403
Maine Hydro	-	44	47	-
NEH	75	115	-	-
Ridgewood Providence B	-	207	-	-
PowerBanks	662	363	-	-
Other affiliates	82	-	4	16
Total	$1,126	$1,775	$1,511	$865

11.  SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition at September 30, 2006 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the nine and three-month period ended September 30, 2006 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying financial statements, notes and other supplemental information included elsewhere in this report and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2005 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Total revenues increased by $7.5 million, or 31.5%, from $23.8 million for the nine months ended September 30, 2005 to $31.3 million for the same period in 2006. This increase was primarily due to increased UK output which was driven by higher capacity and prices. Production output for the nine months ended September 30, 2006 increased by 28,000 megawatt hours (“MWh”), or 11.9%, over the same period in 2005.

Cost of revenues for the nine months ended September 30, 2006 was $25.8 million compared to $21.3 million for the same period in 2005. This increase of approximately $4.5 million, or 20.8%, was primarily due to increased variable payments made to the PowerBanks of $3.7 million and higher royalty expenses of $1.2 million, both driven by increased output. This increase was partially offset by a decrease of $0.2 million in repairs and maintenance expense.

Gross profit increased by approximately $3.1 million to $5.6 million for the nine months ended September 30, 2006 compared to $2.5 million for the same period in 2005. Gross profit margin for the nine months ended September 30, 2006 increased to 17.7% from 10.4% for the same period in 2005 due to higher revenues associated with the development of new projects which resulted in increased production output and higher prices. Cost of revenues as a percentage of revenues for the nine months ended September 30, 2006 was 82.3% as compared to 89.6% for the same period in 2005.

General and administrative expenses increased by approximately $0.3 million from $0.7 million for the nine months ended September 30, 2005 to $1 million for the same period in 2006. The increase was primarily attributable to higher professional fees.

Impairment of plant and equipment was $0.4 million during the nine months ended September 30, 2006. The environmental reports on certain UK projects acted as a trigger for the impairment and based on the impairment test performed, the Trust noted a decrease in the estimated future discounted cash flows.

Interest expense for the nine months ended September 30, 2006 was $4.9 million compared to $4 million for the same period in 2005. This increase in interest expense of approximately $0.9 million was primarily due to increased capital lease obligations associated with RUK’s expansion construction.

For the nine months ending September 30, 2006, the Trust recorded equity income of $0.4 million from its investment in Indeck Maine compared to $1 million for the same period in 2005. The decrease in equity income of $0.6 million was primarily due to an increase in fuel and interest expenses at Indeck Maine, partially offset by an increase in revenues.

Minority interest in the loss of subsidiaries was $0.2 million for the first nine months of 2006 as compared to a $0.7 million loss for the first nine months of 2005. This decrease of $0.5 million was attributable to a decrease in the loss of RUK operations.

Total assets at September 30, 2006 were $107.9 million, a decrease of $7.2 million from the December 31, 2005 balance of $100.7 million. This increase was primarily due to increases of $8.5 million in plant and equipment and $1.8 million in unbilled receivables, partially offset by decreases of $1.7 million in cash and cash equivalents, $0.8 million in restricted cash and $0.6 million in due from affiliates. Total liabilities increased by approximately $10.1 million from $85 million at December 31, 2005 to $95.1 million at September 30, 2006. This increase was primarily due to increases of $3.3 million in accrued expenses, $0.9 million in accounts payable, $0.6 million in due to affiliates and $2.1 million in revolving credit facility. Construction advances decreased $12.9 million during the first nine months of 2006 primarily due to conversion of construction advances to capital leases at the time when the project reached commercial operation resulting in an increase in capital lease obligations of $15.7 million.

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Total revenues increased $3.9 million, or 48.1%, from $8.2 million in the third quarter of 2005 to $12.1 million for the third quarter of 2006. This increase was primarily due to increased UK output, which was driven by higher capacity and prices. Production output increased 12,535 MWh or 16%, to 90,700 MWh for the third quarter of 2006 compared to the 2005 period.

Cost of revenues for the third quarter of 2006 was $9.8 million, an increase of $1.9 million, or 24.4%, compared to $7.9 million for the third quarter of 2005. The increase was primarily due to increased variable payments made to the PowerBanks of $1.6 million and higher royalty expenses of $0.6 million, both driven by increased output. This increase was partially offset by a decrease of $0.4 million in repairs and maintenance expenses in the 2006 period compared to the 2005 period.

Gross profit for the third quarter of 2006 was $2.3 million as compared to $0.3 million for the third quarter of 2005, an increase of $2 million, primarily due to the increased revenues from RUK, partially offset by the associated increase in cost of revenues.

General and administrative expenses increased by $0.3 million from $0.3 million in the third quarter of 2005 to $0.6 million in the 2006 period, primarily attributable to higher professional fees.

Interest expense for the three months ended September 30, 2006 was $1.8 million compared to $1.4 million for the same period in 2005. The increase of approximately $0.4 million was primarily due to increased capital lease obligations associated with RUK’s expansion.

For the three months ended September 30, 2006, the Trust recorded equity income of $0.5 million from its investment in Indeck Maine compared to equity income of $1.5 million for the same period in 2005. This decrease in equity income of $1 million was primarily due to a decrease in renewable attribute revenue at Indeck Maine resulting from lower production in the third quarter of 2006 partially offset by an increase in cost of revenues.

Minority interest in the loss of subsidiaries was $8,000 for the third quarter of 2006 as compared to a loss of $0.6 million in the third quarter of 2005. The improvement for the 2006 period was primarily due to an increase in the net income of the RUK operations in the third quarter of 2006 compared to the same period in 2005.

Liquidity and Capital Resources

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

As of September 30, 2006, the Trust had cash and cash equivalents of $6 million, a decrease of $1.7 million from December 31, 2005. The cash flows for the first nine months of 2006 were $10.6 million provided by operating activities, $8.8 million used in investing activities, $4 million used in financing activities and a $0.5 million positive effect of foreign exchange on cash and cash equivalents.

Cash provided by operating activities for the nine months ended September 30, 2006 was $10.6 million as compared to $5.2 million used in operating activities for the nine months ended September 30, 2005. This increase in cash flow of $5.4 million from operating activities in 2006 as compared to 2005 was primarily due to a decrease in restricted cash of $1.1 million and increases in revenue and in net due to/from affiliates.

Cash used in investing activities was $8.8 million for each of the nine-month periods ended September 30, 2006 and 2005. Capital expenditures were $8.8 million for the nine months ended September 30, 2006 compared to $7.8 million for the 2005 period. The nine month period ended September 30, 2005 also included loans to Indeck Maine of $1 million.

Cash used in financing activities for the first nine months of 2006 was $4 million compared to $4.8 million for the first nine months of 2005. In the first nine months of 2006, financing activities included cash used of $2 million in repayments of the long-term debt, $1.9 million for repayments of capital lease obligations and $2.1 million in cash distributions to shareholders, partially offset by cash provided of $2 million in borrowings under the line of credit. In 2005, cash used in financing activities included $2 million in cash distributions to minority interest and shareholders, $1 million for repayments of capital lease obligations and $1.8 million in repayments of the long-term debt.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust is exposed to certain market risks associated with interest rates, foreign exchange rates and commodity prices. The Trust does not utilize financial instruments and other contracts to hedge against such fluctuations and does not enter into derivative instruments for trading or speculative purposes. There have been no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in the 2005 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of September 30, 2006 which revealed that the following material weaknesses previously identified continue to exist:

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

During the quarter ended September 30, 2006, the Trust engaged a national accounting firm to supply accounting personnel to assist while personnel hiring is underway. The work performed by the firm is under the direct supervision of the Trust’s Chief Financial Officer and Controller. Except as noted above, the Trust’s Chief Executive Officer and Chief Financial Officer has concluded that there was no change in the Trust’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Trust’s control over financial reporting.

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

 ITEM6. EXHIBITS

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