Form 10-K
period 2006-12-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2008-01-18
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file number:  0-24143

RIDGEWOODELECTRIC POWER TRUST V
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

There is no market for the Investor Shares. The number of Investor Shares outstanding at December 31, 2007 was 932.8875.

Forward-Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s opinions and estimates as of the date they are made. Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the outcome of litigation, changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

ITEM 1.  BUSINESS

Overview

Ridgewood Electric Power Trust V (the “Trust”) is a Delaware trust formed on March 14, 1996 primarily to make investments in projects and businesses in the energy and infrastructure sectors both in the US and abroad.  Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”), a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.  The Trust has focused primarily on small-scale electricity generation projects using renewable sources of fuel and on water treatment facilities in remote locations serving hotel resort developments. These projects allow the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies.

As of December 31, 2006, the projects in which the Trust then had investments were located in the United States, the United Kingdom (“UK”) and Egypt. As of that date, the Trust had investments in landfill gas-fired electric generating projects in the UK with total capacity of 59.1 megawatts (“MW”), in biomass-fueled electricity generating projects in the US with total generating capacity of 49MW, in hydroelectric generating projects in the US with total capacity of 26.3MW, and in projects in Egypt with the capacity to produce approximately 24,500 cubic meters (approximately 6.5 million gallons) of potable water per day and electricity generating capacity of 29.7MW.

The Trust initiated its private placement offering on April 1996 selling whole and fractional shares of beneficial interests of $100,000 per share (“Investor Shares”). There is no public market for Investor Shares and one is not likely to develop. In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Trust’s Declaration of Trust (“Declaration of Trust”) and applicable federal and state securities laws. The offering was concluded in April 1998 and raised approximately $93 million. After payment of offering fees, commissions and investment fees, the Trust had $76 million for investments and operating expenses. As of December 31, 2007, the Trust had 932.8875 Investor Shares outstanding, held by 1,817 shareholders.

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

Business Strategy

The Trust’s primary investment objective is to generate cash flow for distribution to shareholders and capital appreciation from one or more of the acquisition, development, ownership and operation of interests in electricity generation and other infrastructure projects and companies. The Trust generally seeks to invest in projects and companies that provide products or services through a number of small facilities and that offer opportunities for expansion either through increasing production at existing sites or through the establishment of additional sites. These projects often involve development, construction and operating risk but, once established, may be able to effectively “lock-in” the customer (or customers) served by the project, which would prevent competitors from dislodging the Trust’s project. The Trust focuses on markets in which projects can be developed and built quickly and can be standardized as to their design, equipment and construction. By following this strategy, the Trust seeks to take advantage of attractive market opportunities while streamlining the development process and diversifying across a number of projects in order to contain the exposure of the Trust to the risks inherent in such projects. As of December 31, 2006, all of the Trust’s projects are owned through investment vehicles that the Trust co-owns with certain affiliated investment trusts or are managed by the Managing Shareholder.

Projects and Properties

The following table is a summary of the Trust’s investment portfolio as of December 31, 2006 detailing the nature of the business, the portion of the investment owned by the Trust and the number of projects in each investment.

Company	No. of Sites	Trust Interest	Leased/ Owned[1]	Purpose	Structure[2]

Ridgewood UK3	23 locations	69.6%	Leased	Electricity generation	Containerized

Indeck Maine[4]	2 locations	25%	Owned	Electricity generation	Industrial compound

Ridgewood Egypt[5]	17 locations	14.1%	Leased	1 – Power only 8 – Water only 8 – Water & Power	Block/slab

Maine Hydro[6]	14 locations	50%	Owned	Hydroelectric generation	Integral to river dams

US Hydro[7]	7 locations	29.2%	Leased and Owned	Hydroelectric generation	Integral to river dams

[1]	Refers to the locations on which the Trust’s projects are located and not the projects themselves.

[2]	Describes the type of structure in which the projects of the Trust are housed.

[3]	These projects, which were co-owned with The Ridgewood Power Growth Fund (the “Growth Fund”), were sold on February 22, 2007 to an entity not affiliated with the Trust or the Managing Shareholder.

[4]	Co-owned with Ridgewood Electric Power Trust IV (“Trust IV”) (25%) and Indeck Energy Services LLC ("Indeck"), an unaffiliated entity (50%). Both plants are located in northeastern Maine.

[5]	Co-owned with the Growth Fund (68.1%) and the Ridgewood Egypt Fund (“Egypt Fund”) (17.8%). All Egyptian sites are located on or near the Red Sea.

[6]	Co-owned with Trust IV. All sites are located in Maine.

[7]	Co-owned with the Growth Fund. Six US Hydro sites are located on the Eastern Seaboard of the United States and one in California.

Ridgewood UK

On May 26, 1999, Ridgewood UK, LLC (“RUK”) was formed as a New Jersey limited liability company and was re-domiciled to Delaware on December 24, 2002. As of December 31, 2006, RUK was in the business of extraction of methane-containing gas from landfill sites in England, Scotland and Wales, the use of that gas as fuel for generating electricity and the sale of that electricity.

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

In 2001, Growth Fund contributed $5.8 million to RUK in return for an equity share of 30.4% of RUK. Using this contribution and portions of additional proceeds from Bank of Scotland borrowings, UK Ltd. purchased an additional four projects with combined generating capacity of 4.6MW. On October 16, 2001, UK Ltd., through the issuance of approximately 24% of its shares and the payment of $2 million cash, acquired certain assets and liabilities of CLP Services, Ltd., CLP Development, Ltd and CLP Envirogas, Ltd. (collectively the “Management and Development Companies”) and the equity and debt of certain landfill gas projects (the “UK Merger”). As a result of the UK Merger, UK Ltd. acquired the ability to develop and operate landfill gas-fueled electricity generating facilities in the UK as well as the development rights to a number of such projects. The seller in the UK Merger was Arbutus Energy Ltd. (Jersey) (“Arbutus”), which became the minority interest holder in UK Ltd. following the UK Merger. UK Ltd. was renamed CLPE Holdings Ltd. (“CLP”) in 2001.

RUK continued to develop and expand its projects, which resulted in installed capacity of 59.1MW, 48.7MW and 34.5MW as of December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, CLP owned 23 landfill methane gas-fired electric generating projects in the UK with an installed capacity of approximately 59.1MW. Projects representing approximately 26.5MW sell electricity under long-term contracts to the Non-Fossil Purchasing Agency (“NFPA”), a not-for-profit organization that purchases electricity generated by certain renewable power projects on behalf of large English electric utilities. Projects representing approximately 32.6MW qualify for the UK government’s Renewable Obligation incentive program (described in more detail below) and sell their output under short-term contracts.

As part of the UK Merger, RUK also acquired a 50% ownership in each of the two companies, CLP Organogas SL, which owns a 2MW plant located in Seville, Spain and CLP Envirogas, SL, a management and development services company also located in Seville, Spain (collectively, the “Spanish Business”). Effective January 1, 2003, RUK transferred its interest in the Spanish Business to Arbutus in return for a portion of the minority interest in CLP then held by Arbutus. As a result of the transaction, RUK increased its ownership in CLP from 76% to 88%.

Beginning in 2002, RUK began to develop sites capable of qualifying for the UK’s Renewable Obligation incentive program (“RO”). The RO program requires electricity suppliers servicing end-users in the UK to obtain renewable obligation certificates (“ROCs”) to demonstrate that a minimum portion of their electricity supplied was generated by producers meeting the qualifications of the RO. In order to fund the development and construction of these projects, RUK entered into a series of agreements with affiliated entities that agreed to provide financing. The affiliated entities providing this funding, Ridgewood Renewable PowerBank LLC, Ridgewood Renewable PowerBank II LLC, Ridgewood Renewable PowerBank III LLC and Ridgewood Renewable PowerBank IV LLC (each a “PowerBank” and collectively the “PowerBanks”), are managed by RRP. Terms of the agreements between RUK and each of the PowerBanks are substantially the same and each provides for the PowerBank to make construction advances to RUK in exchange for interest during construction and streams of fixed and variable lease payments once the financed projects go into operation (the “PowerBank Arrangements”).

On January 23, 2007, RUK entered into a sale agreement (the “Sale Agreement”) along with Arbutus, and Ridgewood ROC 2003 LLC (“ROC I”), Ridgewood ROC II 2003 LLC (“ROC II”), Ridgewood ROC III 2003 LLC (“ROC III”), Ridgewood ROC IV 2004 LLC (“ROC IV,” and together with ROC I, ROC II and ROC III, the “Ridgewood ROCs”), each of which is a wholly-owned subsidiary of a corresponding PowerBank, as sellers (collectively, the “Sellers”), with MEIF LG Energy Limited (“Buyer”), as the purchaser.

Prior to the consummation of the Sale, RUK owned 88% of the issued and outstanding shares (the “Shares”) of CLP and the remaining 12% of the Shares was owned by Arbutus.

On February 22, 2007, RUK completed the sale (the “Sale”) of all of the Shares of CLP. Under the Sale Agreement, the Buyer agreed to buy (i) 100% of the Shares of CLP from RUK and Arbutus, and (ii) substantially all of the assets (the “Assets”) of the PowerBanks.  The Assets and the Shares constitute all the landfill gas business located in the UK of both the Trust and the PowerBanks.

In accordance with the Sale Agreement, at closing, the Buyer paid an aggregate purchase price for the Shares and the Assets of £117.8 million ($229.5 million), subject to a working capital adjustment that resulted in an increase to the purchase price of approximately £4.2 million ($8.2 million). After adjustment, the purchase price for the Shares was approximately £25.1 million ($48.9 million), of which approximately £15.4 million ($30 million) was attributable to the Trust and approximately £6.7 million ($13.1 million) was attributable to the Growth Fund, with Arbutus receiving the remaining balance. Taking into account payments made to RUK pursuant to certain sharing arrangements with the PowerBanks, the total gross sales proceeds to the Trust were approximately £27.6 million ($53.8 million).

The Sellers gave a number of warranties and indemnities to the Buyer in connection with the Sale that it considers typical of such transactions. Should there be a breach of the warranties or should an indemnifiable event occur, the Buyer could make claims against the Sellers including the Trust. Management of the Trust does not believe there is a material likelihood that such a claim will arise or that, should such a claim arise, the Trust would incur a material liability. This belief is based, in part, on the Sellers having purchased warranty and indemnity insurance to minimize such risk. There are no current plans to reserve or provide an escrow for the contingent liabilities represented by these warranties and indemnities. As of the date of this filing, the Trust is not aware of any claims. In March 2007, the Trust distributed a portion of the Sale proceeds to its shareholders.

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

From January 1998 through June 2006, Ridgewood Indeck Investors loaned approximately $8.2 million in total to Indeck Maine, in proportion to their ownership interests.

Each of the Indeck Maine projects has a capacity of 24.5MW and each uses a steam turbine to generate electricity. The plants were commissioned in November 1987 and use wood chips, bark, tree limbs and tops and other forest-related biomass as fuel. The Indeck Maine projects are members of the New England Power Pool (“NEPOOL”) and have historically sold their output to the ISO New England (a regional transmission organization serving the New England states). In September 2007, Indeck Maine was awarded a six-month contract to supply electricity to a specified segment of the Maine electricity consumers market. It is anticipated that approximately 50% of the output of the plants during the period of the contract will be sold and delivered pursuant to this award.

Indeck Maine and several of its affiliates have an agreement with a power marketer for which they are committed to sell renewable portfolio standard attributes (“RPS Attributes”) derived from their electricity generation.  The agreement provides such power marketer with six separate annual options to purchase such attributes from 2004 through 2009 at fixed prices, as defined.  If Indeck Maine and its affiliates fail to supply the required number of attributes, penalties may be imposed.  In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and Indeck Maine and its affiliates produce no attributes for such option year, Indeck Maine and its affiliates face a maximum penalty, which is adjusted annually for the change in the consumer price index, among other things, of approximately $3,283,000, measured using current factors, for that option year and any other year in which an option has been exercised and no attributes have been produced. Pursuant to the agreement, Indeck Maine is liable for 70% of the total penalty, but may be liable up to 100% in the event of a default of its affiliates.

The plants are operated and maintained by RPM, on an at-cost basis and their output qualifies for section 45 federal tax credits. The federal tax credit eligibility of the projects is expected to continue until the fourth quarter of 2009.

Ridgewood Egypt

In 1999, the Trust and the Growth Fund jointly formed and funded Ridgewood Near East Holdings LLC (“NEH”) to develop electric power and water purification plants for resort hotels along the Red Sea in Egypt. In 2000, Growth Fund made additional investments and acquired majority ownership of NEH, which wholly owns Ridgewood Egypt For Infrastructure, LLC (Egypt) (“REFI”). In 2001, Egypt Fund, an affiliate of the Growth Fund and the Trust, made contributions to NEH in exchange for a minority interest.

On December 30, 2001, NEH, through REFI, purchased a 28% equity interest in Sinai For Environmental Services S.A.E. (“Sinai”), which owns a 6,300 cubic meter (1.7 million gallon) per day water desalinization plant, for 5 million Egyptian pounds (approximately $1.1 million in 2001). In February of 2002, NEH made an additional investment of 4.4 million Egyptian pounds (approximately $939,000 in 2002) to increase its ownership to 53% and gain control of Sinai. As of December 31, 2006, REFI was granted an additional interest of about 13.4% in Sinai in return for having provided Sinai with certain machinery and equipment.

The facilities of REFI source feedwater from shallow wells or directly from the Red Sea and use reverse osmosis filtration to produce potable water for sale. Certain of the facilities of REFI are located at or adjacent to their hotel customers’ sites, while others are stand-alone facilities that deliver product water by pipeline. The facilities of REFI are modular and mobile and can be relocated to accommodate shifts in demand. As of December 31, 2006, REFI owns one project that supplies only electricity, eight that provide only potable water and eight that provide both water and electricity generation. The projects generally sell their output under contracts and other arrangements at prevailing market rates. REFI has the capacity to make approximately 6.5 million gallons per day of potable water and 29.7MW of electricity. As a matter of operational management, REFI has a practice of continual evaluation of its projects and relocates capacity between locations in order to meet changes in demand from its customers. The electricity generating capacity of REFI is used primarily by its own water treatment plants thereby displacing electricity the water plants would otherwise have to purchase from third parties. This arrangement helps REFI control costs and increase reliability. The business of REFI is managed and operated by employees of REFI with its main office located in Cairo, Egypt.

The Ridgewood Egypt operations have two debt facilities. A portion of the assets of Sinai are security for a  bank term loan facility and certain REFI equipment secures a loan facility under which REFI is the borrower.

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

The aggregate acquisition price of US Hydro, including both the 2000 debt acquisition and the 2002 purchase of shares, was approximately $20.3 million. As a result of these transactions, the Trust and the Growth Fund received seven hydroelectric generating facilities with 15MW of generating capacity and notes receivable to be repaid from the output of an additional project with 4MW of generating capacity. The Trust has since reached a settlement eliminating the notes receivable making the hydro project portfolio 15MW as of December 31, 2005. The Trust and the Growth Fund also assumed approximately $7.5 million of other bank debt in connection with these transactions.

As of December 31, 2006, the output of five projects is sold to utility purchasers under long-term contacts at prices set out in those contracts while output for the other two projects is sold at open market prices. Of the seven projects, three are located in Virginia, two are in New York, one in California and one in Rhode Island. The projects are managed by RPM under an operations and maintenance agreement that provides for the Trust to pay the actual cost of project operations and maintenance along with an allocation of actual overhead to provide for administrative services.

Five of the east coast facilities are security for a term loan facility and the California facility is security for a lease obligation.

Customers

The Trust sold all of the electricity it produced in the UK from the projects that it owned to the NFPA, a non-profit organization that purchases electricity generated by renewable sources (such as landfill gas power plants) on behalf of all British utilities in order to meet British environmental protection goals. Projects subject to PowerBank lease financing arrangements sold their output of electricity and ROC’s under short-term contracts entered into from time-to-time.

Business Segments

Power generation is the only business segment within which the Trust manages and evaluates its operations.

Project Feedstock/Raw Materials

The projects of the Trust each convert a raw material into a finished product and the arrangements for obtaining these raw materials are a key element in the business of the Trust.

Prior to the Sale, the UK projects of the Trust consisted of reciprocating engine generator sets that use methane-containing landfill gas as fuel. Each project location owned and operated a network of wells, pipes and fans that collected gas from the landfill as it was produced through natural anaerobic digestion of the waste. The UK projects did not own or operate any landfills but had arrangements with site owner/operators which gave the projects certain rights, including the right to build the project, occupy its compound, operate the gas collection system and use the gas from the landfill. These agreements, generally referred to as gas agreements, were long-term agreements that typically ran for the life or expected life of the gas resource attributable to the landfill and typically included provisions for royalty payments from the project to the landfill operator as compensation for the granting of these rights. Royalty payments were typically calculated as a percentage of revenue. RUK did not maintain material inventories of either raw materials or output products.

The Indeck Maine projects of the Trust convert a raw material into a finished product, and the arrangements for obtaining these raw materials are a key element in the business of the Trust. The landfill facilities consist of reciprocating engine generator sets that use methane-containing landfill gas as fuel. Each landfill project location owns and operates a network of wells, pipes and fans that collect gas from the landfills as produced through natural anaerobic digestion of the waste.

The Egyptian water projects rely on two feedstocks for their output. The first is feedwater which can come either from shallow wells that occur along the Red Sea coast or from the Red Sea itself and, in all cases, from a source nearby the plant that is to process the feedwater. In the case of well water, the feedwater is typically brackish, meaning that it has a briny character but does not have as much in the way of impurities (primarily salts) as seawater. The feedwater is processed through reverse osmosis filtration so that a portion becomes fresh or “product” water, which is sold, and the remainder becomes reject water which must be disposed of either by returning it to the Red Sea or by injecting into wells designed for that purpose. As a general matter, the more the feedwater is like fresh water, the lower the processing cost and the greater the portion that becomes product water. Though the quality varies depending on location, well water is generally preferred to seawater. Seawater must undergo pre-treatment before being processed using reverse osmosis. In order to obtain good quality feedwater wells and suitable reject water wells, NEH must negotiate with parties owning water rights. A variety of payment arrangements exist as a result of these negotiations.

The Egyptian water projects also need electricity to run the high compression pumps that operate the reverse osmosis processing equipment. In most of its projects, REFI generates its own electricity using diesel-fired reciprocating engine generators. Diesel fuel and electricity are subsidized commodities in Egypt and are readily available. In other cases, electricity is purchased either from the local electricity grid or from the on-site generation of REFI’s hotel customers. In cases where a project purchases electricity from a host hotel or customer, the value of the electricity is deducted from the price of water purchased by the customer. These are negotiated transactions that reflect prevailing market rates for the commodities involved. About 65% of the capacity of the REFI projects generate their own electricity and the remainder purchase electricity from third parties. The Egypt projects do not maintain material amounts of either raw materials or product water inventories.

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

Competition in the market for providing potable water to hotel resort developments is primarily driven by obtaining supply agreements and the rights to locate on the site of a customer. Secondary competitive factors are price, service and reliability of supply. Once a supply relationship has been established with a customer, it is very difficult for a competitor to dislodge the supplier.

The US power generation projects can generally sell their production at prevailing market prices, and, as such, do not generally face competition in the sale of the electricity they generate.  Power generated from the Maine Hydro projects is sold pursuant to long-term contracts.

Seasonality/Weather Effects

Prior to the Sale, the RUK projects experienced minor fluctuations in response to seasonal weather patterns but these patterns were not believed to be material.

As described above, ground conditions in the tree harvesting areas that provide the Indeck Maine projects with fuel can have a considerable impact on the price, quality and availability of that fuel. During periods of spring and fall rains and during periods of spring thaw, fuel suppliers may not have suitable access to tree-harvesting areas for the purpose of bringing fuel out of those areas. Also, fuel collected during these times tends to have a higher moisture content which reduces its value as a fuel. The prices received by Indeck Maine for its electricity output follow seasonal demand trends so that prices tend to be lower in the moderate spring and fall and higher in the winter and summer as demand for heating and cooling increases.

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

Government Incentives and Regulation

Certain projects of the Trust qualify for incentives because of their location or their use of renewable fuels.

Because the fuel used by the RUK projects is a renewable, non-fossil fuel source and because it is also an undesirable by-product of landfill operations, the projects of RUK qualified under two separate primary incentive regimes. The older of the two is NFFO which is a program that provided credit-worthy, long-term purchase contracts for qualifying electricity generators enacted in section 32 and 33 of the Electricity Act 1989. The program provided for a limited volume of such contracts and called for project developers to bid for portions of the limited volume. The NFPA was set up in connection with the NFFO program to act as administrator and counter-party to the NFFO contracts as well as to administer the contract bidding process. Prior to the investment by Trust and the Growth Fund in the UK business, CLP, the predecessor entity, entered a number of these auctions and won several contracts. A number of these projects were built by RUK and currently sell their electrical output pursuant to NFFO contracts. Because the contracts were credit-worthy, projects having the benefit of the contracts can readily obtain financing. The last NFFO contracts were granted in 1998 and no new NFFO contracts are expected to be granted in the future.

The subsequent incentive for which the projects of RUK qualified was also enacted through the Electricity Act 1989 and implemented through the RO.  This incentive established targets for parties supplying electricity to final consumers in the UK with respect to the portion of their electricity supply generated from qualifying renewable facilities and imposed penalties on those parties to the extent they failed to meet the targets. As an owner of qualifying renewable facilities, RUK was able to sell the electricity generated by these facilities as well as ROCs demonstrating that the electricity can be delivered in satisfaction of the RO. Both the electricity and the ROCs produced by the qualifying facilities were undifferentiated commodities and there are liquid markets for both albeit at fluctuating prices.

Prior to the Sale, the projects of RUK were subject to routine regulatory oversight which was executed mostly at the local level and consists primarily of zoning, noise and work-place safety regulations that the Trust did not consider onerous. In addition to these regulations, the RUK projects are also subject to the Integrated Pollution Prevention and Control (“IPPC”) regimes designed to control pollution from industrial sources. The IPPC regulations are contained in Statutory Instrument 2000 No. 1973; The Pollution Prevention and Control (England and Wales) Regulations 2000 and were introduced under the Pollution Prevention and Control Act 1999. Regulators set permit conditions that are based on the use of the “Best Available Techniques”, which balances the cost to the operator against benefits to the environment. The IPPC regulations are being phased in over an extended period and, while they represent an administrative burden in demonstrating initial compliance and a modest burden in demonstrating on-going compliance, the Trust did not believe the IPPC regulations would otherwise affect the business of RUK.

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

On July 8, 2002, Indeck Maine received a “Statement of Qualification” from the DOER pursuant to the renewable portfolio standards (“RPS”) adopted by Massachusetts. Since Indeck Maine has been qualified, it has sold to retail electric suppliers the RPS Attributes associated with its electrical energy. Retail electric suppliers need to purchase RPS Attributes associated with renewable energy and not necessarily the energy itself. Thus, electrical energy and RPS Attributes are distinct products and need not be sold or purchased as a bundled product. Retail electric suppliers in Massachusetts will then use the purchase of such RPS Attributes to demonstrate compliance with the Restructuring Act and RPS Regulations.

At the inception of the Egyptian business of the Trust, there was little development or development infrastructure along the Red Sea and parties making investments in these areas were eligible for 10-year income tax holidays. REFI qualified for such an income tax holiday which commenced on January 1, 2001 and will run through December 31, 2010. The projects of REFI are subject to routine regulatory oversight which is executed mostly at the local level and consists primarily of zoning and work-place safety regulations that the Trust does not consider onerous.

The hydroelectric projects operate under the terms of the Federal Energy Regulatory Commission licenses issued to them. Even though these projects have no employees, they are affected by general employment regulations in the jurisdictions of its facilities through the RPM operations and maintenance agreements. The Trust considers these regulations to be routine and does not consider the cost of compliance to be material.

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

Insurance

The Trust has in place, either directly or through investee companies, insurance typical for activities such as those conducted by the Trust. These policies include property and casualty, business interruption, workman’s compensation, political risk and key executive life insurance which the Trust believes to be appropriate. Certain insurance policies carried by the Trust is required by the lenders of certain investee companies.

Employees

The Trust does not have employees. The activities of the Trust are performed either by employees of the Managing Shareholder, its affiliates or those of the specific investments of the Trust.

Offices

The principal office of the Trust is located at 1314 King Street, Wilmington, Delaware, 19801 and its phone number is 302-888-7444. The Managing Shareholder’s principal office is located at 947 Linwood Avenue, Ridgewood, New Jersey, 07450 and its phone number is 201-447-9000.

Available Information

The Trust’s shares are registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Trust must therefore comply with, among other things, the periodic reporting requirements of Section 13(a) of the Exchange Act. As a result, the Trust prepares and files annual reports with the Securities and Exchange Commission (the “SEC”) on Form 10-K, quarterly reports on Form 10-Q and, from time to time, current reports on Form 8-K. Moreover, the Managing Shareholder maintains a website at http://www.ridgewoodpower.com that contains important information about the Managing Shareholder, including biographies of key management personnel, as well as information about the investments made by the Trust and the other investment programs managed by the Managing Shareholder.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth elsewhere in this report, you should carefully consider the following factors when evaluating the Trust:

RISKS INHERENT IN THE BUSINESSES OF THE TRUST

The Trust has material weaknesses in its disclosure controls and procedures.

Material weaknesses in disclosure controls and procedures have been identified by management of the Trust. These weaknesses primarily relate to the Trust’s inability to complete its reporting obligations on a timely basis as a result of deficient disclosure controls and procedures. See Item 9A. “Controls and Procedures” in this report. The inability of the Trust to timely report its results could impact the ability of an investor to adequately understand its investment, restrict the Trust’s ability to conduct its activities and subject the Trust to fines and penalties. Upon further review, the Trust may also determine that it has material weaknesses in its internal control over financial reporting.

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

The Trust’s investments, but not the Trust itself, utilizes debt financing, which increases the variability of results and increases the financial risk of the Trust. The rights of the Trust to the cash flow of the projects are subordinated to the obligations of the projects under the debt facilities, which could limit the Trust’s ability to receive cash distributions from the investments. Also, the Trust does not maintain significant reserves for contingencies to offset this risk.

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

This risk of increased expenses is inherently difficult to predict but could include matters such as the ability of the Egyptian projects to discharge the reject water that is a byproduct of the purification process or requirements on the part of regulators for owners of dams or hydroelectric generators to provide for fish passages either upstream or downstream of the dams that affect US Hydro and Maine Hydro. Such changes could increase costs at affected projects or prevent certain projects from operating.

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

The Trust may become involved in litigation.

The Trust faces an inherent business risk of exposure to various types of claims and lawsuits that may arise in the ordinary course of business. Although it is not possible to predict the timing, nature or outcome of such claims or lawsuits should they arise, we believe the chances that any claims or lawsuits arising and resulting, individually or in the aggregate, in a material impact on the Trust to be remote. See item 3. “Legal Proceedings’ for a description of litigation in which the Trust is one of the defendants. However, the Trust could in the future incur judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on the results of the Trust. In addition, while the Trust maintains insurance coverage with respect to certain claims, the Trust may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

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

The Declaration of Trust provides that the Trust’s officers and agents, the Managing Shareholder, the affiliates of the Managing Shareholder and their respective directors, officers and agents when acting on behalf of the Managing Shareholder or its affiliates on the Trust’s behalf, will be indemnified and held harmless by the Trust  from any and all claims rising out of the Trust’s management, except for claims arising out of bad faith, gross negligence or willful misconduct or a breach of the Declaration of Trust. Therefore, the Trust may have difficulty sustaining an action against the Managing Shareholder, or its affiliates and their officers based on breach of fiduciary responsibility or other obligations to the shareholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Information regarding the Trust’s properties is contained in Item 1. “Business”, under the heading “Projects and Properties”.

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

On January 27, 2006, the Plaintiff, on its own initiative, filed an Amended Complaint and Jury Demand in Massachusetts Superior Court, adding a non-diverse broker-dealer to the action. On February 22, 2006, the case was removed by the defendants to United States District Court for the District of Massachusetts on the basis of diversity jurisdiction, but the defendants alleged that the only non-diverse party had been fraudulently joined by the Plaintiff. On February 27, 2006, a motion to dismiss was filed by the defendants in the District Court. On April 12, 2006, the District Court affirmed its jurisdiction over the case, and dismissed the non-diverse party. On January 10, 2007, the District Court dismissed Plaintiff’s unjust enrichment case, but denied the motion of the defendants to dismiss as to the remaining claims. Presently, attorneys for the parties are involved in discovery, with a magistrate judge having decided motions to compel brought by the parties during the summer of 2007. A new scheduling order is in the process of being developed by the parties for approval by the District Court. As of the filing of this report, no trial date has been set by the court.

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

Holders

As of December 31, 2007 and 2006 there were 1,817 and 1,822 holders of Investor Shares, respectively.

Dividends

Trust distributions for the years ended December 31, 2006 and 2005 were as follows (in thousands, except per share data):

	2006	2005
Distributions to Investors	$3,296	$933
Distributions per Investor Share	3,532	1,000
Distributions to Managing Shareholder	33	9

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Trust’s consolidated financial statements and related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 are derived from audited financial statements included in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from audited consolidated financial statements not included in this Form 10-K. The consolidated statement of operations and the consolidated balance sheet data for the year ended December 31, 2002 are derived from audited consolidated financial statements that have not been restated, and as a result, may not be comparable to subsequent periods.

	December 31,
(in thousands, except per share amounts)	2006	2005	2004	2003	2002

Consolidated Statement of Operations Data:
Revenues (1)	$44,751	$32,359	$22,878	$13,729	$9,120
Net loss	(2,072)	(1,640)	(4,908)	(8,412)	(4,991)
Net loss per Investor Share	(2,199)	(1,740)	(5,208)	(8,927)	(5,297)
Consolidated Balance Sheet Data:
Plant and equipment, net (1)	61,900	51,909	52,048	34,919	21,216
Total assets (1)	114,623	100,688	113,108	105,207	67,231
Long-term debt (less current portion)	16,982	16,936	21,065	21,193	19,843
Capital lease obligations (less current portion)	43,455	26,898	23,602	9,693	-
Construction advances (less current portion)	9,235	23,264	35,685	34,179	-
Minority interest	-	476	3,494	5,715	10,585
Shareholders' equity	12,772	15,654	14,802	19,230	28,244

(1)
Increases in revenues and plant and equipment in 2004 and total assets in 2003 are due to the increase in the generating capacity of RUK operations, as discussed in the Trust’s Consolidated Financial Statements.

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

As of December 31, 2006, the projects in which the Trust has investments were located in the United States, the UK and Egypt. As of that date, the Trust had investments in landfill gas-fired electric generating projects in the UK with total capacity of 59.1MW, in biomass-fueled electricity generating projects in the US with total generating capacity of 49MW, in hydroelectric generating projects in the US with total capacity of 26.3MW and in projects in Egypt with the capacity to produce approximately 24,500 cubic meters (approximately 6.5 million gallons) of potable water per day and electricity generating capacity of 29.7MW.

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

In February 2007, RUK completed the sale of its Shares of CLP, as discussed in Note 18 to the accompanying Consolidated Financial Statements of the Trust (the “Sale”). As a result, for as long as relevant, the Trust expects to present the results of operations of RUK as discontinued operations in all financial statements of the Trust contained in the Trust’s filings with the SEC with respect to periods ending after December 31, 2006.  Additionally, financial statements of the Trust covering periods ending on or before December 31, 2006 will, in such filings, reflect the operations of RUK as discontinued operations.  Based on the Trust’s accounting for its investments, all historical operating revenues and cost of revenues of the Trust have been derived from the RUK operations. In addition, (i) for the year ended December 31, 2006, the majority of interest income and interest expense, all recorded asset impairments, and a significant portion of general and administrative expenses are attributable to RUK, and (ii) all recorded book value of plant and equipment and debt at December 31, 2006 is attributable to RUK.  Due to the Sale, financial statements of the Trust for periods ending after December 31, 2006 will be significantly different than the financial statements of the Trust contained in this report, as the Trust will no longer have revenues, cost of revenues or gross profit and its balance sheet will be materially reduced. The Trust expects to amend the Current Report on Form 8-K filed by the Trust on February 28, 2007 to include pro forma financial information of the Trust giving effect to the Sale.

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

Unbilled Receivables

Unbilled receivables consist of revenue that has been earned but for which no invoices have been issued as the meter readings have not been certified by the customer or appropriate regulatory body. Power generation revenue is recorded in the month of delivery and meter certification can require a period of two to four months in the case of certifications required for the issuance of ROCs.

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

Impairment of Intangibles and Long-Lived Assets

The Trust evaluates intangible assets and long-lived assets, such as plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

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

Foreign Currency Translation

The British Pound Sterling and Egyptian Pound are the functional currency of the Trust’s UK and Egyptian subsidiaries, respectively. The consolidated financial statements of the Trust’s non-United States subsidiaries are translated into United States dollars. Assets and liabilities are translated into US dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rates during the applicable reporting period. The cumulative foreign currency translation adjustment is a component of other comprehensive income included in shareholders’ equity.

Management Fee

The Trust is charged management fees from its Managing Shareholder. Unpaid management fees accrue interest at 10% per annum. The Managing Shareholder has periodically waived its right to receive a portion of the fees and related interest. Any waived management fees and interest are deemed capital contributions at the time of waiver.

Results of Operations

Year ended December 31, 2006 compared to the year ended December 31, 2005

Revenues increased by approximately $12.4 million, or 38.3%, from $32.4 million in 2005 to $44.8 million in 2006. This increase was primarily due to increased UK output which was driven by higher capacity and prices. Production output increased by 41,000 megawatt hours (“MWh”), or 12.9%, over the same period in 2005 and wholesale electricity prices increased by 15.9% in 2006.

Cost of revenues for 2006 was $36.9 million compared to $29.3 million for 2005, an increase of approximately $7.6 million, or 25.7%. The increase was primarily due to increased variable payments made to the PowerBanks of $5.7 million and higher royalty expenses of $0.6 million, both driven by increased output. Additionally, cost of revenues also increased due to higher depreciation expense of $1.6 million, partially offset by decrease of $0.3 million in headcount expenses.

Gross profit increased by approximately $4.9 million, to $7.9 million in 2006 from $3.0 million in 2005, due to the increased revenues from RUK, partially offset by the associated increase in cost of revenues.

General and administrative expenses increased by $1.1 million, from $0.7 million in 2005 to $1.8 million in 2006. The increase was primarily attributable to increases in professional fees.

The management fee due to the Managing Shareholder of $2.3 million for 2006 was comparable to the 2005 management fee. A management fee is paid to the Managing Shareholder for certain management, administrative and advisory services, office space and other facilities provided to the Trust. In the fourth quarter of 2006, the Managing Shareholder waived its right to receive $2.2 million of the management fees for 2006 and related accrued interest.

Impairment of plant and equipment increased from $0.6 million in 2005 to $1.2 million in 2006.  The Trust records impairment of plant and equipment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The landfill gas resource assessment on certain UK projects acted as a trigger for the impairment, and based on the impairment test performed, the Trust noted a decrease in the estimated future discounted cash flows.

Interest expense increased by $1.2 million, from $5.5 million in 2005 to $6.7 million in 2006. This increase was primarily due to increased capital lease obligations associated with the RUK expansion program.

In 2006, the Trust recorded equity income of $1 million from its investment in Maine Hydro compared to $0.6 million in 2005. The increase in equity income of $0.4 million was primarily the result of the increase in revenues resulting from higher production and decrease in impairment expenses of property, plant and equipment and electricity sales agreements in 2006 as compared to 2005.

In 2006, the Trust recorded equity income of $0.6 million from its investment in Indeck Maine compared to $2.2 million in 2005. The decrease in equity income of approximately $1.6 million was primarily due to decreased gross profit resulting from higher production being more than offset by lower prices for electricity and increased operating costs.

In 2006, the Trust recorded UK income tax expense of $0.9 million compared to $0.3 million in 2005. The increase in income tax expense was primarily attributable to the increase in current year pre-tax income and the recognition of temporary timing differences between the book and tax basis for the depreciation and amortization expense of UK operations.

Minority interest in the loss of subsidiaries decreased by $0.9 million, from $1.2 million in 2005 to $0.3 million in 2006. This was due to a decrease in the net loss of the RUK operations in 2006 as compared to 2005.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Revenues increased by approximately $9.5 million, or 41.4%, to $32.4 million in 2005 compared to $22.9 million in 2004. This increase was primarily due to increased UK output which was driven by higher capacity and prices. Production output increased by 63,000 megawatt hours (“MWh”), or 24.6%, to 319,000 MWh in 2005 compared to 2004.

Cost of revenues for 2005 was $29.3 million compared to $20.3 million for 2004, an increase of $9 million, or 44.5%. The increase was primarily due to higher royalty expenses of $1.9 million and increased variable payments made to the PowerBanks of $2.8 million, both driven by increased output. Additionally, cost of revenues also increased due to increased operating expenses, including maintenance and headcount expenses of $2.4 million and depreciation and amortization expenses of $1 million.

Gross profit increased by approximately $0.5 million or 17.4%, to $3 million in 2005 from $2.6 million in 2004. Gross profit margin in 2005 decreased to 9.4% from 11.3% in 2004 as the operating expenses increased at a higher rate than revenues.

The management fee due to the Managing Shareholder of $2.3 million for 2005 was comparable to the 2004 management fee. The management fee was paid to the Managing Shareholder for certain management, administrative and advisory services, office space and other facilities provided to the Trust. For 2005, all but $0.5 million of the management fee and accrued interest was waived; for 2004, all but $0.8 million was waived.

Impairment of plant and equipment increased $0.1 million to $0.6 million in 2005. The Trust records impairment of plant and equipment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The landfill gas resource assessment on certain UK projects acted as a trigger for the impairment, and based on the impairment test performed, the Trust noted a decrease in the estimated future discounted cash flows.

Interest income increased by approximately $0.2 million from $0.5 million in 2004 to $0.7 million in 2005, reflecting higher average cash balances in the 2005 period.

Interest expense increased approximately $1.7 million to $5.5 million in 2005 from $3.8 million in 2004. This was primarily due to increases in capital lease balances associated with the RUK expansion program and also due to increased interest expense incurred on the unpaid balance of management fees payable to the Managing Shareholder.

In 2005, the Trust recorded equity income of $0.6 million from its investment in Maine Hydro compared to $0.5 million in 2004. The increase in equity income of approximately $0.1 million was primarily due to an increase in revenue resulting from higher production in 2005 compared to 2004, partially offset by an increase in cost of revenues. In addition, 2004 equity income included settlement of a legal complaint with the prior manager of the Maine Hydro projects which resulted in the receipt of $0.5 million in damages and the waiver of $0.4 million in fees as settlement of past due invoices, allocated equally between the Trust and Trust IV.

In 2005, the Trust recorded equity income of $2.2 million from its investment in Indeck Maine compared to an equity loss of $1.6 million in 2004. The increase in equity income of $3.8 million was primarily due to an increase in gross profit in 2005 as compared to 2004 as a result of Indeck Maine experiencing increased revenues due to resumption of one of the operations in May 2004. This increase was partially offset by an increase in interest expense payable on member loans and increased general and administrative expenses.

In 2005, the Trust recorded an equity loss of $0.1 million from its investment in NEH compared to $0.3 million in 2004. The decrease in the equity loss of $0.2 million was primarily due to an increase in revenues and other income and a decrease in general and administrative expenses. This was partially offset by an increase in cost of revenues resulting from higher production in 2005 compared to 2004 and the increase in provision for bad debts.

In 2005, the Trust recorded equity income of $0.3 million from its investment in US Hydro compared to $0.5 million in 2004. The decrease in equity income of $0.2 million was primarily due to an increase in income tax and consulting expense. This increase in expenses was partially offset by a gain on termination of an electric power sales contract and the gain on sale of US Hydro notes in 2004.

The Trust recorded other expense of $0.2 million in 2005 compared to $0.8 million in 2004. In 2005 and 2004, other expense included losses on sale-leasebacks of $0.2 million and $0.9 million, respectively. Losses on sale leaseback transactions are recognized at the time of sale if the fair value of the plant and equipment sold was less than the un-depreciated cost of the plant and equipment. In addition, other expense for the year ended December 31, 2004 included other income of $0.2 million resulting from the sale of the Trust’s interest in Quantum Conveyer Systems in February 2004.

In 2005, the Trust recorded UK income tax expense of $0.3 million compared to $10,000 in 2004. The increase in income tax expense was primarily attributable to the increase in current year pre-tax income and the recognition of temporary timing differences between the book and tax basis for the depreciation and amortization expense of UK operations.

Minority interest in the loss of subsidiaries increased by $0.2 million from a loss of $1 million in 2004 to $1.2 million in 2005. This was due to an increase in the net loss of the RUK operations in 2005 as compared to 2004.

Liquidity and Capital Resources

Year ended December 31, 2006 compared to the year ended December 31, 2005

At December 31, 2006, the Trust had cash and cash equivalents of $7.5 million, a decrease of $0.2 million from December 31, 2005. The cash flows for 2006 were $13.3 million provided by operating activities, $9 million used in investing activities, $5.4 million used in financing activities and a $0.9 positive effect of foreign exchange on cash and cash equivalents.

In 2006, the Trust’s operating activities generated cash of $13.3 million compared to $6.8 million in 2005, an increase of approximately $6.5 million, primarily due to an increase in accounts receivable, unbilled receivables and accrued expenses, partially offset by decrease in accounts payable in 2006.

In 2006, investing activities used cash of $9 million compared to $12 million in 2005, a decrease of cash outflow of approximately $3 million. This decrease in cash used in 2006 was due to decrease in capital expenditures of $1.5 million, loans made to Indeck Maine of $1 million and interest received from loans to Indeck Maine in 2006 of $0.5 million.

In 2006, the Trust used $5.4 million of cash in financing activities, which represents $2 million used for repayments of long-term debt, $3.4 million of cash distributions to shareholders and minority interest and $2.2 million used for capital lease obligations. This is partially offset by $2.2 million in borrowings under revolving credit facility for providing working capital to the business in 2006.  In 2005, the Trust used $5.9 million of cash in financing activities, which represents $1.8 million used for long-term debt repayments, $2.6 million of cash distributions to shareholders and minority interest and $1.5 million used for capital lease obligations.

Year ended December 31, 2005 compared to the year ended December 31, 2004

At December 31, 2005, the Trust had cash and cash equivalents of $7.7 million, a decrease of $12.6 million from December 31, 2004. The cash flows for the year 2005 were $6.8 million provided by operating activities, $12 million used in investing activities, $5.9 million used in financing activities and a $1.5 million negative effect of foreign exchange on cash and cash equivalents.

In 2005, the Trust’s operating activities generated cash of $6.8 million compared to using cash of $0.9 million in 2004, an increase of approximately $7.7 million, primarily due to increases in revenue, accounts payable and accrued expenses, partially offset by a decrease in due to/from affiliates, net.

In 2005, investing activities used $12 million compared to $17.3 million in 2004. The decrease was primarily due to decreased capital expenditures of $5.3 million.

In 2005, the Trust used $5.9 million of cash in financing activities, primarily as a result of $1.8 million used for term debt repayments, $2.6 million for cash distributions to shareholders and minority interest and $1.5 million used for capital lease obligations. In 2004, the Trust provided $5.9 million of cash from financing activities primarily as a result of $12.1 million provided by construction advances for the RUK expansion program, partially offset by $3.4 million used for distributions to shareholders and minority interest, $1.6 million used for term debt repayments and $1.1 million used for capital lease obligations.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements

The Trust has not entered into any off-balance sheet arrangements that either have, or are reasonable likely to have, a material adverse current or future effect on the Trust’s financial condition, revenues or expenses, result of operations, liquidity, capital expenditures or capital resources that are material to the Trust.

Contractual Obligations and Commitments

The following table provides a summary of the Trust’s contractual obligations as of December 31, 2006 (dollar amounts in thousands).

	Payments due by period as of December 31, 2006
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Revolving credit facility (1)	$2,351	$-	$-	$-	$2,351
Long-term debt (2)	2,300	4,856	5,390	6,736	19,282
Capital lease obligation (3)	5,407	9,245	11,553	22,657	48,862
Construction advances (4)	589	1,374	1,696	6,165	9,824
Total	$10,647	$15,475	$18,639	$35,558	$80,319

(1)
RUK entered into a revolving credit facility of £5,000,000 in the second quarter of 2006 for the purpose of providing working capital to the business.  Such facility is collateralized by all trade receivables of RUK.  The credit facility bears interest at LIBOR plus 1.5% (approximately 6.73% at December 31, 2006), with a maturity date of March 31, 2007 and was paid in full prior to the Sale of RUK. At December 31, 2006, the amount outstanding under this facility was £1,200,000 ($2,351).

(2)
RUK has a term loan facility (the “Term Loan”) for the purpose of financing certain of its power generation projects. Payments under the Term Loan are made semiannually on March 31 and September 30 of each year. A portion of the Term Loan bears interest at a fixed rate, with the remaining portion bearing interest at rates set from time to time based on a premium over widely recognized indices. Payments under the Term Loan include amounts of principal and interest such that the Term Loan will be fully repaid by March 31, 2014, its final maturity. At December 31, 2006, the interest rates applicable to portions of the Term Loan ranged from 7.08% to 7.73%. Amounts outstanding under the Term Loan are collateralized by substantially all of the assets of the projects owned by RUK and the underlying Term Loan agreement requires certain of RUK’s subsidiaries to maintain a debt service coverage ratio (as defined in the Term Loan agreement) of 1.35 to 1 as well as certain other ratios. At December 31, 2006, RUK's outstanding debt was current and in good standing with its bank and was paid in full prior to the Sale of RUK.

(3)
Under the terms of the PowerBank Arrangements, each PowerBank committed to providing £850,000 per MW of capacity, with each PowerBank committing for a specified amount of capacity. The PowerBank Arrangements were denominated entirely in British pounds sterling and provided for funds to be advanced to RUK, initially for development and construction financing and, after the project reached commercial operations, as permanent financing. During the construction period, RUK paid to the PowerBanks providing financing a prorated amount equal to 10% per annum of the advances attributable to projects that have not yet reached commercial operation. When a project reached commercial operation, title to the project passed from RUK to the PowerBanks that provided the financing for that project and the advances converted from construction advances to long-term financing.

Under the long-term financing provisions of the PowerBank Arrangements, RUK was obligated to make regular fixed payments and formula-based variable payments, the amounts of which were determined by a combination of (i) the output of each plant and (ii) the price received for such output during the periods for which the payments were made. The PowerBank Arrangements provided for a minimum period of ten years for the permanent financing and could be extended on a project-by-project basis indefinitely by the PowerBank providing the financing. There were no purchase options or residual guarantee provisions in the PowerBank Arrangements.

(4)
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

Recent Accounting Pronouncements

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Trust beginning January 1, 2007. The Trust does not believe that the adoption of FIN 48 will have a material impact on its consolidated financial statements.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 157.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of this standard did not have a material impact on the Trust’s consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Trust on January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Trust beginning January 1, 2009. The Trust is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

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

Description of Long-Tem Debt Obligations of the Trust

The following schedule summarizes the interest rate risk of the Trust’s long-term debt obligations at December 31, 2006 by identifying the schedule over which payments required by these obligations are expected to be made (converted to thousands of US dollars). The fair value of the obligations, calculated using current rates for loans with similar maturities, does not differ materially from the amounts presented below:

	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt
Fixed rate obligations [1]	$3,354	$3,207	$3,201	$3,188	$1,348	$2,491	$16,789
(British Pound Denominated)

Variable rate obligations[2]	-	-	-	-	1,591	4,560	6,151
(British Pound Denominated)
Total	$3,354	$3,207	$3,201	$3,188	$2,939	$7,051	$22,940

1Represents principal payments scheduled to be made to lenders plus interest on the fixed-rate portion of debt.
2Represents the principal payment obligations as the interest payment obligations are not known.

The fixed rate principal payment obligation bears interest at rates that range from 2.68% to 5.36%.  Amounts are attributable to the borrowings of the Trust’s RUK operations, and not the Trust itself. The borrowings above are stated gross and are subject to minority interests. The Trust’s interest, after taking into account minority interests, is 69.6%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Trust, including the notes thereto and the report thereon, are presented beginning at page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of December 31, 2006, which revealed that the following material weaknesses previously identified continue to exist:

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

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act of 1934, as amended) that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

 Since the December 31, 2006 review, the Trust has implemented the following to address the above weaknesses:

•	Increased the number of degreed accountants. Additional staff expansion is underway.

•
In May 2007, the Trust appointed a new Chief Financial Officer who is a Certified Public Accountant with approximately 29 years of professional accounting experience, including prior experiences as a financial officer of publicly traded companies.

•
During the fourth quarter of 2007, the Trust expanded its internal control over financial reporting. The Trust documented many existing informal internal controls of the Trust, improved disclosure controls and procedures primarily by establishing a compliance-focused disclosure committee and formalizing monthly closing procedures and implemented a corporate whistleblower policy and improved corporate oversight over the Trust’s Egyptian operations.

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

Because the Trust is not an “Accelerated Filer” as defined in Rule 12b-2 of the Exchange Act, the Trust is not presently required to file Management’s annual report on internal control over financial reporting and the Attestation report of the registered public accounting firm required by Item 308(a) and (b) of Regulation S-K promulgated under the Securities Act of 1933, as amended.  Under current rules, because the Trust is neither a “large accelerated filer” nor an “accelerated filer”, the Trust is not required to provide management’s report on internal control over financial reporting until the Trust files its annual report for 2007 and compliance with the auditor’s attestation report requirement is not required until the Trust files its annual report for 2008.  The Trust currently expects to comply with these requirements at such time as the Trust is required to do so.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Trust’s Managing Shareholder, RRP, was originally founded in 1991. The Managing Shareholder has very broad authority, including the authority to elect executive officers of the Trust.

Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 60
President and Chief Executive Officer	2004
Robert E. Swanson, 60
Chairman	1997
Jeffrey H. Strasberg, 50
Executive Vice President and Chief Financial Officer (1)	2007
Daniel V. Gulino, 47
Senior Vice President, General Counsel and Secretary	2000
Douglas R. Wilson, 48
Executive Vice President and Chief Financial Officer (1)	2005

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

Daniel V. Gulino has served as Senior Vice President and General Counsel of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs since 2000 and was appointed Secretary in February 2007. Mr. Gulino also serves as Senior Vice President, and General Counsel of Ridgewood Energy, Ridgewood Capital, Ridgewood Securities and affiliated Trusts and LLCs and has done so since 2000. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law.

Douglas R. Wilson served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs from April 2005 until May 2007. Mr. Wilson continues to serve the Managing Shareholder as Executive Vice President and Chief Development Officer. Mr. Wilson has been associated with the Ridgewood group of companies as a consultant and advisor since 1996 performing investment evaluation, structuring and execution services for the trusts and entities managed by Ridgewood Capital LLC. From May of 2002, until its sale in 2007, Mr. Wilson has served as a Director, CEO and Finance Director for CLP. Mr. Wilson is a graduate of the University of Texas at Arlington and has an MBA from the Wharton School at the University of Pennsylvania.

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

Managing Shareholder

The Trust’s management agreement with the Managing Shareholder details how the Managing Shareholder is to render management, administrative and investment advisory services to the Trust (the “Management Agreement”). Specifically, the Managing Shareholder performs (or may arrange for the performance of) the management and administrative services required for the operation of the Trust. Among other services, the Managing Shareholder administers the accounts and handles relations with shareholders, provides the Trust with office space, equipment and facilities and other services necessary for its operation, and conducts the Trust’s relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required.

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

As compensation for the Managing Shareholder’s performance under the Management Agreement, the Trust is obligated to pay the Managing Shareholder an annual management fee described below in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Trust’s executive officers and directors, and persons who own more than 10% of a registered class of the Trust’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Trust, the Trust believes that the filing requirements were not met by Robert E. Swanson during the year ended December 31, 2006, as he failed to timely file a Form 4. This report has since been filed with the SEC.

Code of Ethics

In March 2004, the Managing Shareholder, for itself and for the Trust and its affiliates, adopted a Code of Ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller (or any persons performing similar functions) of each such entity. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Except as noted below, the executive officers of the Trust do not receive compensation directly from the Trust or any of its subsidiaries. They provide managerial services to the Trust in accordance with the terms of the Trust’s Declaration of Trust. The Managing Shareholder, or affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder and other trusts managed by the Managing Shareholder and its affiliates.

Prior to becoming executive officers of the Trust, Randall D. Holmes and Douglas R. Wilson became vested participants in a CLP management incentive program. Additionally, Mr. Wilson continued serving as an officer with CLP after becoming an executive officer of the Trust. Bonus amounts presented below represent compensation received by Messrs. Holmes and Wilson from CLP during years in which they were also executive officers of the Trust. Bonus amounts represent formula-based payments under the CLP management incentive program. Mr. Wilson’s salary was paid pursuant to the terms of his Service Agreement with CLP, as discussed below. Compensation information for 2006 is described below, but does not include benefits generally available to other CLP salaried employees.

2006 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)

Randall D. Holmes	2006	-	6,702	6,702
President and Chief Executive Officer

Douglas R. Wilson	2006	138,225	33,509	171,734
Former Executive Vice President and Chief Financial Officer (1)

(1) Mr. Wilson served as an executive officer of the Trust from April 2005 to May 2007.

 Upon the sale of CLP in February 2007 (as discussed under Item 1. “Business”) each of Mr. Wilson’s employment with CLP and Messrs. Holmes’ and Wilson’s participation in the CLP management plan, was terminated.

Compensation Discussion and Analysis

The executive officers of the Trust, Mr. Holmes, Mr. Swanson, Mr. Strasberg, Mr. Gulino and Mr. Wilson, are employed by, and are executive officers of, the Managing Shareholder and provide managerial services to the Trust in accordance with the terms of the Trust’s Declaration of Trust. The Trust does not have any other executive officers. Except as described in the 2006 Summary Compensation Table above, the Managing Shareholder determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of each of the other investment trusts managed by the Managing Shareholder. Messrs. Swanson, Strasberg and Gulino also serve in similar capacities for trusts managed by affiliates of the Managing Shareholder. Because the executive officers are not employees of the Trust and provide managerial services to all of the trusts managed by the Managing Shareholder and its affiliates in the course of such employment, they do not receive additional compensation for providing managerial services to the Trust.

Except as set forth in the 2006 Summary Compensation Table above, the Managing Shareholder is fully responsible for the payment of compensation to the executive officers, and the Trust does not pay any compensation to its executive officers and does not reimburse the Managing Shareholder for the compensation paid to executive officers. The Trust does, however, pay the Managing Shareholder a management fee and the Managing Shareholder may determine to use a portion of the proceeds from the management fee to pay compensation to executive officers of the Trust.  See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information regarding Managing Shareholder compensation and payments to affiliated entities.

The payments reflected above to Messrs Holmes and Wilson were determined by board members of CLP that were not affiliated with the Trust or its affiliates, including the Managing Shareholder.  Mr. Holmes' bonus compensation was established prior to his becoming an executive officer of the Trust, and the non-affiliated board members of CLP decided it was appropriate to continue such eligibility to compensate Mr. Holmes for on-going services.  Mr. Wilson’s salary paid by CLP was also established by non-affiliated board members based on prevailing market conditions.  Upon his appointment as an executive officer of the Trust, Mr. Wilson continued to provide direct services to CLP, but at a reduced rate.

 Report of the Managing Shareholder

Because the Trust is managed by the Managing Shareholder and does not have a Board of Directors or a Compensation Committee, the Managing Shareholder reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K. Based on such review and discussion, the Managing Shareholder determined that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

                    Submitted by the Managing Shareholder

                    Robert E. Swanson, Chairman

Employment Contracts, Termination of Employment and Change of Control Arrangements

In October 2004, Douglas R. Wilson, who at such time was not serving as an executive officer of the Trust or of the Managing Shareholder but who subsequently served as the Chief Financial Officer of each of the Trust and the Managing Shareholder, entered into a Service Agreement with CLP pursuant to which Mr. Wilson served as Chief Executive Officer and Finance Director of CLP Envirogas Limited (“Envirogas”), a subsidiary of CLP. The Service Agreement provided for a term that was originally to expire on December 31, 2005, but was later extended until termination of the agreement in February 2007, as discussed below. The Services Agreement provided for Mr. Wilson to receive a base salary of £250,000, except that upon his appointment as an executive officer of the Trust, Mr. Wilson’s annual salary payable by CLP was reduced to £75,000 per annum.  Mr. Wilson entered into a Compromise Agreement with CLP, dated February 22, 2007, pursuant to which the Service Agreement and Mr. Wilson’s employment with Envirogas were terminated by mutual agreement as of such date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of December 31, 2006 (no person owns more than 5%) by:

·	each executive officer of the Trust (there are no directors); and
·	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 932.8875 Investor Shares outstanding at December 31, 2006. Other than as set forth below, no officer and director owns any shares of the Trust.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	1.66	*
Robert E. Swanson, Chairman	.15	*
Executive officers as a group	1.81	*

*            Represents less than one percent.

(1)
Does not include a Management Share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder. The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Trust. The management rights of the Managing Shareholder are described in further detail in Item 1. “Business”. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust’s net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Trust’s Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the total contributed capital of the Trust, or $2,332,000 annually, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

For the year ended December 31, 2006, the Trust made management fee payments to the Managing Shareholder of $290,000.  In the fourth quarter of 2006, the Managing Shareholder forgave $2,042,000 of unpaid accrued management fees, which were recorded as deemed capital contributions. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued.

Under the Management Agreement with the Managing Shareholder, RPM, an entity related to the Managing Shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the year ended December 31, 2006, RPM charged the projects approximately $916,000 for all of the direct operating and non-operating expenses incurred during 2006.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 12% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. Distributions to the Managing Shareholder were $33,000 for the year ended December 31, 2006. The Trust has not yet reached Payout.

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

On June 26, 2003, the Managing Shareholder, entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000,000 for the benefit of the Trust and other trusts that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, liens and to provide guarantees.

As discussed in Item 1. “Business” under the heading “Ridgewood UK”, on January 23, 2007, RUK, which is owned approximately 70% by the Trust and 30% by the Growth Fund, entered into the Sale Agreement pursuant to which RUK sold its 88% equity interest in CLP, and Arbutus sold its 12% equity interest in CLP, to the Buyer.  The Managing Shareholder was not a party to the Sale Agreement but received certain payments as a result of the Sale as a result of its service as the Managing Shareholder of each of the Ridgewood ROCs and each of the PowerBanks.  Because the Trust does not have its own board of directors or any board committees and the Trust relies upon the Managing Shareholder to perform the functions that a board of directors or its committees would otherwise perform, the Managing Shareholder is a related person of the Trust.

Under the Sale Agreement, Buyer agreed to buy (i) 100% of the Shares of CLP from RUK and Arbutus, and (ii) substantially all of the Assets of the Ridgewood ROCs. The Assets and the Shares constituted all the business of RUK and the Ridgewood ROCs.

The Sale was completed on February 22, 2007.  In accordance with the Sale Agreement, at closing, the Buyer paid an aggregate purchase price for the Shares and the Assets of £117.8 million ($229.5 million), subject to a working capital adjustment that resulted in an increase to the purchase price of approximately £4.2 million ($8.2 million). After adjustment, the purchase price for the Shares was approximately £25.1 million ($48.9 million), of which approximately £15.4 ($30.0 million) was attributable to the Trust and approximately £6.7 million ($13.1 million) was attributable to Growth Fund, with Arbutus receiving the remaining balance. Taking into account payments made to RUK pursuant to certain sharing arrangements with the PowerBanks, the total gross sales proceeds to the Trust were approximately £27.6 million ($53.8 million). The total dollar amount attributable to the Managing Shareholder as a result of the Sale was approximately $37 million, all of which was paid out of the proceeds of the Sale allocable to the PowerBanks.  The Managing Shareholder did not receive any payments from the Trust or Growth Fund as a result of the Sale.

As a result of the Sale, two executive officers of the Trust, who were also executive officers of RUK and were executive officers and/or directors of CLP prior to the Sale, were due an aggregate of $584,000 in cash from CLP under the terms of a CLP management incentive plan.  These officers waived their rights to receive such payments in favor of RUK, resulting in such portion of the proceeds of the Sale being allocated to RUK rather than to the officers.

The determination of the allocation of the purchase price among the Sellers was agreed to in the Sale Agreement as a result of negotiations among (i) the Sellers for which the Managing Shareholder acted as managing shareholder including RUK and the PowerBank entities, (ii) Arbutus and (iii) the Buyer.  The Directors, Managing Shareholder and Managing Member (as appropriate) of the Sellers received an opinion from an independent financial advisor engaged by the Sellers and the Managing Shareholder which concluded that, among other things, after giving effect to the proposed allocation of the consideration paid by the Buyer in the Sale, (i) such Sale consideration, in the aggregate, being paid for the assets purchased by the Buyer, including the Assets and the Shares,  taken as a whole (even if adjusted to reflect changes in interest rates pursuant to the Sale Agreement) was not less than fair value for those assets taken as a whole, (ii) the consideration being paid by the Buyer for the shares of CLP in the Sale was fair to the shareholders of CLP from a financial point of view (without giving effect to any impacts of the Sale on any particular shareholder other than in its capacity as a shareholder), and (iii) the consideration being paid to each Ridgewood ROC in the Sale was fair to the members of such Ridgewood ROC from a financial point of view (without giving effect to any impacts of the Sale on any particular member other than in its capacity as a member).  Variations in the valuation of the assets or in the allocation of the purchase price paid in the transaction would have increased or decreased amounts to be received from the Sale by each of the Sellers and the Managing Shareholder, and the respective shareholders of the PowerBanks, the Trust, Growth Fund and Arbutus.

Related Persons Transactions

The Trust relies upon the Managing Shareholder to review and approve all transactions with related persons required to be reported under the rules of the SEC (“related person transactions”). Prior to approving a related person transaction, the Managing Shareholder considers the relevant facts and circumstances, including, to the extent applicable, the relationships between all parties that would qualify as “related persons” under the rules of the SEC and such person’s or entity’s relationship to the Trust, such person’s or entity’s interest in the transaction, and the material facts and terms of the transaction. The Managing Shareholder approves those transactions that it determines are entered into in good faith and on fair and reasonable terms for, and in the best interests of, the Trust. The Trust does not maintain a written policy in connection with this process. Instead, the Managing Shareholder’s determinations regarding which related person transactions to enter into on behalf of the Trust are evidenced in the business records of the Trust and the Managing Shareholder.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal accountant, for the years ended December 31, 2006 and 2005 (in thousands).

	2006	2005
Audit Fees*	$458	$762
Audit-Related Fees	-	-
Tax Fees	129	-
All Other Fees	-	-
Total	$587	$762
* 2005 fees were borne by the Managing Shareholder.

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
Certificate of Amendment to the Certificate of Trust of the Registrant filed with Delaware Secretary of State on December 18, 2003 (incorporated by reference to the Annual Report on Form 10-K filed by the Registrant with the SEC on September 27, 2007).

3	(ii)(A)	Amended Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998).

3	(ii)(B)	Amendment No. 2 to Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998).

3	(ii)(C)	Amendment No. 3 to Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998).

3	(ii)(D)	Amendment No. 1 to the Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Proxy Statement filed with the SEC on November 5, 2001, SEC File No. 000-24143).

3	(ii)(E)
Amendment to the Declaration of Trust of the Registrant effective January 1, 2005 (incorporated by reference to the Annual Report on Form 10-K filed by the Registrant with the SEC on September 27, 2007).

10.1	#
Management Agreement between the Trust and Managing Shareholders, dated April 12, 1996 (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998).

Exhibit No.		Description

10.2	#
Amended and Restated Management Agreement between the Registrant and the Managing Shareholders made as of March 20, 2003 (incorporated by reference to the Annual Report on Form 10-K filed by the Registrant with the SEC on September 27, 2007).

10.3
Form of contracts and agreements between affiliates of CLPE Holdings Ltd. and each of (i) Ridgewood Renewable PowerBank I, LLC, (ii) Ridgewood Renewable PowerBank II, LLC, (iii) Ridgewood Renewable PowerBank III, LLC and (iv) Ridgewood Renewable PowerBank IV, LLC (incorporated by reference to the Annual Report on Form 10-K filed by the Registrant with the SEC on March 1, 2006).

10.4	#
The CLPE Holdings Management Incentive Plan dated August 6, 2003 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of The Ridgewood Power Growth Fund filed with the SEC on August 17, 2007).

10.5	#
Service Agreement dated October 1, 2004 between Douglas R. Wilson and CLPE Holdings Limited (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of The Ridgewood Power Growth Fund filed with the SEC on August 17, 2007).

10.6	#
Deed of Waiver dated January 22, 2007 between Randall D. Holmes and CLPE Holdings Limited relating to a bonus entitlement under The CLPE Holdings Management Incentive Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of The Ridgewood Power Growth Fund filed with the SEC on August 17, 2007).

10.7	#
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

RIDGEWOOD ELECTRIC POWER TRUST V

Date: January 18, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	Chief Executive Officer	January 18, 2008
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	January 18, 2008
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes	Chief Executive Officer of Managing Shareholder	January 18, 2008
Randall D. Holmes

RIDGEWOOD ELECTRIC POWER TRUST V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust V

We have audited the accompanying consolidated balance sheets of Ridgewood Electric Power Trust V (a Delaware trust) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust V as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Edison, New Jersey
January 18, 2008

RIDGEWOOD ELECTRIC POWER TRUST V
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$7,498	$7,706
Restricted cash	2,484	3,153
Accounts receivable	4,438	2,654
Unbilled receivables	7,642	4,753
Due from affiliates	2,575	1,775
Inventory	994	746
Prepaid expenses and other current assets	297	299
Total current assets	25,928	21,086
Notes receivable, affiliates	4,859	4,926
Investments	8,657	8,633
Plant and equipment, net	61,900	51,909
Intangibles, net	12,571	13,368
Deferred financing costs, net	423	481
Other assets	285	285

Total assets	$114,623	$100,688

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,713	$2,406
Accrued expenses	17,980	7,731
Revolving credit facility	2,351	-
Long-term debt - current portion	2,300	1,878
Capital lease obligations - current portion	5,407	2,897
Construction advances - current portion	589	578
Due to affiliates	291	865
Total current liabilities	30,631	16,355
Long-term debt - noncurrent portion	16,982	16,936
Capital lease obligations - noncurrent portion	43,455	26,898
Construction advances - noncurrent portion	9,235	23,264
Deferred income taxes	1,548	1,105
Minority interest	-	476
Total liabilities	101,851	85,034

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (932.8875 Investor Shares issued and
outstanding)	13,435	16,289
Managing shareholder’s accumulated deficit (1 management
share issued and outstanding)	(663)	(635)
Total shareholders’ equity	12,772	15,654

Total liabilities and shareholders’ equity	$114,623	$100,688

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004

Revenues	$44,751	$32,359	$22,878

Cost of revenues	36,872	29,326	20,295

Gross profit	7,879	3,033	2,583

Operating expenses:
General and administrative expenses	1,805	674	728
Management fee to the Managing Shareholder	2,332	2,332	2,332
Impairment of plant and equipment	1,210	635	500
Total operating expenses	5,347	3,641	3,560

Income (loss) from operations	2,532	(608)	(977)

Other income (expense):
Interest income	846	680	544
Interest expense	(6,700)	(5,452)	(3,821)
Equity in income of Maine Hydro	1,027	616	529
Equity in income (loss) of Indeck Maine	624	2,215	(1,630)
Equity in income (loss) of NEH	44	(95)	(305)
Equity in income of US Hydro	388	250	536
Other expense, net	(191)	(203)	(766)
Total other expense, net	(3,962)	(1,989)	(4,913)

Loss before income tax and minority interest	(1,430)	(2,597)	(5,890)

Income tax expense	941	261	10

Loss before minority interest	(2,371)	(2,858)	(5,900)

Minority interest in the loss of subsidiaries	299	1,218	992

Net loss	(2,072)	(1,640)	(4,908)

Foreign currency translation adjustment	(85)	(184)	510

Comprehensive loss	$(2,157)	$(1,824)	$(4,398)

Managing Shareholder - Net loss	$(21)	$(16)	$(49)
Shareholders - Net loss	(2,051)	(1,624)	(4,859)
Net loss per Investor Share	(2,199)	(1,740)	(5,208)

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(in thousands)

		Managing	Total
	Shareholders'	Shareholder	Shareholders'
	Equity	Deficit	Equity

Balance at December 31, 2003	$19,830	$(600)	$19,230
Net loss	(4,859)	(49)	(4,908)
Foreign currency translation adjustment	505	5	510
Capital contributions	1,369	14	1,383
Cash distributions	(1,399)	(14)	(1,413)
Balance at December 31, 2004	15,446	(644)	14,802

Net loss	(1,624)	(16)	(1,640)
Foreign currency translation adjustment	(182)	(2)	(184)
Capital contributions	3,582	36	3,618
Cash distributions	(933)	(9)	(942)
Balance at December 31, 2005	16,289	(635)	15,654

Net loss	(2,051)	(21)	(2,072)
Foreign currency translation adjustment	(84)	(1)	(85)
Capital contributions	2,577	27	2,604
Cash distributions	(3,296)	(33)	(3,329)
Balance at December 31, 2006	$13,435	$(663)	$12,772

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net loss	$(2,072)	$(1,640)	$(4,908)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,853	6,233	5,292
Forgiveness of unpaid and accrued interest on management fees	2,605	2,100	1,383
Impairment of plant and equipment	1,210	635	500
Loss on sale leaseback	191	203	880
Amortization of deferred financing costs	117	129	141
Interest income on notes receivable	(404)	(339)	(171)
Minority interest in the loss of subsidiaries	(299)	(1,218)	(992)
Deferred income taxes	273	261	10
Restricted cash	1,040	(285)	(341)
Equity interest in (income) loss of:
Maine Hydro	(1,027)	(616)	(529)
Indeck Maine	(624)	(2,215)	1,630
NEH	(44)	95	305
US Hydro	(388)	(250)	(536)
Cash distributions from Maine Hydro	1,050	842	877
Cash distributions from US Hydro	1,037	1,674	-
Changes in operating assets and liabilities:
Accounts receivable	(1,333)	(528)	(427)
Unbilled receivables	(2,099)	(1,451)	(1,104)
Inventory	(136)	(1)	(314)
Prepaid expenses and other current assets	38	212	58
Other assets	-	(95)	(190)
Accounts payable	(915)	893	(1,957)
Accrued expenses	8,624	4,127	95
Due to/from affiliates, net	(1,333)	(1,929)	(120)
Other liabilities	-	(55)	(463)
Total adjustments	15,436	8,422	4,027
Net cash provided by (used in) operating activities	13,364	6,782	(881)

Cash flows from investing activities:
Capital expenditures	(9,493)	(11,014)	(16,303)
Loans to Indeck Maine	-	(1,000)	(1,000)
Interest received on Indeck Maine loan	471	-	-
Net cash used in investing activities	(9,022)	(12,014)	(17,303)

Cash flows from financing activities:
Repayments of long-term debt	(2,012)	(1,789)	(1,611)
Borrowings under line of credit facility	2,212	-	-
Proceeds from construction advances	-	-	12,100
Repayment of capital lease obligations	(2,237)	(1,499)	(1,126)
Cash distributions to minority interest	(80)	(1,621)	(2,027)
Cash distributions to shareholders	(3,329)	(942)	(1,413)
Net cash (used in) provided by financing activities	(5,446)	(5,851)	5,923

Effect of exchange rate on cash and cash equivalents	896	(1,500)	1,920
Net decrease in cash and cash equivalents	(208)	(12,583)	(10,341)
Cash and cash equivalents, beginning of period	7,706	20,289	30,630
Cash and cash equivalents, end of period	$7,498	$7,706	$20,289

Supplemental disclosure of cash flow information:
Interest paid	$6,114	$5,601	$4,320

Supplemental disclosure of non-cash investing and financing activities
Equipment acquired under non-affiliated capital leases	$-	$-	$728
Construction advances converted to capital leases	16,292	8,337	14,083

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

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

The Trust’s accompanying consolidated financial statements include its wholly-owned subsidiaries and the financial statements of Ridgewood UK, LLC (“RUK”). The Trust’s consolidated financial statements also include the Trust’s 29.2% interest in Ridgewood US Hydro Corporation (“US Hydro”), 14.1% interest in Ridgewood Near East Holding LLC (“NEH”), 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and 25% interest in Ridgewood Indeck Maine Energy, LLC (“Indeck Maine”), which are accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of the entities mentioned above.

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

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)        Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and its majority-owned subsidiary. Minority interest of its majority-owned subsidiary is calculated based upon the respective minority interest ownership percentages. All material intercompany transactions have been eliminated in consolidation.

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

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

c)        Reclassifications

Certain items in previously issued financial statements have been reclassified for comparative purposes. This had no effect on net loss.

d)        Revenue Recognition

Power generation revenue is recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the electricity sales contracts. Any adjustments needed to reflect actual volumes delivered are made when the actual volumetric information subsequently becomes available. Final billings do not vary significantly from estimates.

e)        Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities when purchased of three months or less, as cash and cash equivalents. Cash deposits excluding restricted cash held in foreign banks as of December 31, 2006 and 2005 exceeded the United Kingdom (“UK”) insured limits by $4,735 and $5,431, respectively. Restricted cash held in foreign banks as of December 31, 2006 and 2005 exceeded UK insured limits by $2,422 and $3,098, respectively.  Cash deposits held in US banks exceeded insured limits by $199 and $916 as of December 31, 2006 and 2005, respectively.

f)        Accounts Receivable

Accounts receivable are recorded at invoice price in the period in which the related revenues are earned, and do not bear interest. No allowance for bad debt expense was provided based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customers.

g)        Unbilled Receivables

Unbilled receivables consist of revenue that has been earned but for which no invoices have been issued as the meter readings have not been certified by the customer or appropriate regulatory body. Power generation revenue is recorded in the month of delivery and meter certification can require a period of two to four months in the case of certifications required for the issuance of renewable obligation certificates (“ROCs”).

h)        Inventory

Inventory primarily consists of spare parts and materials used in the Trust’s operations. Inventories are stated at the lower of cost and net realizable value. An allowance is established for slow moving items on the basis of management’s review and assessment of inventory movements.

i)        Plant and Equipment

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
(dollar amounts in thousands, except per share data)

The Trust uses the straight-line method of depreciation over the estimated useful life of the assets:

Plant and machinery	15 years
Vehicles	4 years
Furniture and fixtures	4 years

j)        Impairment of Long-Lived Assets and Intangibles

The Trust evaluates intangible assets and long-lived assets, such as plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

k)        Sale and Leaseback Transactions

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

l)        Fair Value of Financial Instruments

For the years ended December 31, 2006 and 2005, the carrying value of the Trust’s cash and cash equivalents, restricted cash, accounts receivable, unbilled receivable, inventory, accounts payable and accrued expenses approximates their fair value. The fair value of the revolving credit facility and the long-term debt, calculated using current rates for loans with similar maturities, does not differ materially from its carrying value.

m)       Foreign Currency Translation

The British Pound Sterling and Egyptian Pound are the functional currency of the Trust’s UK and Egyptian subsidiaries, respectively. The consolidated financial statements of the Trust’s non-United States subsidiary is translated into United States dollars. Assets and liabilities are translated into US dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rates during the applicable reporting period. The cumulative foreign currency translation adjustment is a component of comprehensive loss.

n)        Comprehensive Loss

The Trust’s comprehensive loss consists of net loss and foreign currency translation adjustments.

o)        Significant Customers

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
(dollar amounts in thousands, except per share data)

p)        Income Taxes

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

q)        Deferred Financing Costs

The Trust capitalizes financing costs and amortizes them using the effective interest rate method over the life of the related loan. Amortization of deferred financing costs is included in interest expense in the consolidated statement of operations.  Accumulated amortization at December 31, 2006 and 2005 was $609 and $455, respectively.

r)        Recent Accounting Pronouncements

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

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 157.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of this standard did not have a material impact on the Trust’s consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Trust on January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Trust beginning January 1, 2009. The Trust is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

3.        NOTES RECEIVABLE, AFFILIATES

At December 31, 2006, the Trust loan balance to Indeck Maine was $4,075 and are payable on demand. During 2005 and 2004, the Trust loaned $1,000 each year to Indeck Maine which bears interest at 18% and 12% per annum, respectively. The interest income accrued on the notes receivable for the years ended December 31, 2006, 2005 and 2004 was $404, $339 and $171, respectively, which is included in notes receivable affiliates in the consolidated balance sheets. Ridgewood Electric Power Trust IV (“Trust IV”) made identical loans to Indeck Maine.

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

 On August 28, 2006, Indeck Maine and Commerce amended the mortgage loan note and subordination agreement, whereby, Indeck Maine was permitted to make payments in 2006 of up to $2,500 to Ridgewood Indeck Investors and Indeck Energy Services Inc. (“Indeck”), an unaffiliated entity, towards outstanding obligations.  On December 18, 2006, the Trust received $471 of interest payments related to the subordinated notes.

4.        IMPAIRMENT OF PLANT AND EQUIPMENT

The landfill gas resource assessment on certain UK projects acted as a triggering events for the impairment, and, therefore, the Trust performed the impairment test for each of the years ended December 31, 2006, 2005 and 2004 by comparing the cash flows of the related assets to their undiscounted cash flows and noted that the carrying value exceeded the undiscounted cash flows estimated from such assets for each of the years.  The Trust then measured the impairments using a discounted cash flow valuation methodology.  As a result, the Trust recorded impairments of plant and equipment of $1,210, $635 and $500 for the years ended December 31, 2006, 2005 and 2004, respectively.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

5.        PLANT AND EQUIPMENT

At December 31, 2006 and 2005, plant and equipment at cost and accumulated depreciation were:

	2006	2005
Plant and equipment	$73,633	$53,187
Vehicles	333	410
Furniture and fixture	255	217
Construction in progress	10,514	12,326
	84,735	66,140
Less: accumulated depreciation	(22,835)	(14,231)
	$61,900	$51,909

For the years ended December 31, 2006, 2005 and 2004, depreciation expense was $6,219, $4,486 and $3,502, respectively, which is included in cost of revenues.

6.	INTANGIBLE ASSETS

At December 31, 2006 and 2005, the gross and net amounts of amortized intangibles were:

	2006	2005
Electricity sales contracts – gross	$24,401	$22,255
Less: accumulated amortization	(11,830)	(8,887)

Intangibles, net	$12,571	$13,368

A portion of the original purchase price of the landfill gas power plants in the UK operations was assigned to electricity sales contracts and is being amortized over the duration of the contracts on a straight-line basis. As of December 31, 2006, the weighted average remaining life of the contracts was 8 years with the shortest remaining duration being 0.6 years and the longest remaining duration being 12.6 years. Electricity sales contracts are more fully described in Note 12. For the years ended December 31, 2006, 2005 and 2004, amortization expense was $1,634, $1,747 and $1,790, respectively, which is included in cost of revenues.

The Trust expects to record amortization expense during the next five years as follows:

Year ended
December 31,
2007	$1,612
2008	1,581
2009	1,573
2010	1,556
2011	1,447

7.        INVESTMENTS

The Trust’s investment includes a 50% interest in Maine Hydro, 25% interest in Indeck Maine, 14.1% interest in NEH and 29.2% interest in US Hydro.

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

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

On December 23, 1996, in a merger transaction, Maine Hydro acquired 14 hydroelectric projects located in Maine from CHI Energy, Inc. Maine Hydro has electrical generating capacity of 11.3 megawatts (“MW”) and its projects are operated under contract by Ridgewood Power Management LLC (“RPM”), an affiliate of the Managing Shareholder. The electricity generated is sold under long-term electricity sales agreements.

Summarized balance sheet data for Maine Hydro at December 31, 2006 and 2005 is as follows:

	2006	2005
Current assets	$1,448	$1,764
Non-current assets	4,739	4,182
Total assets	$6,187	$5,946

Current liabilities	$900	$606
Non-current liabilities	5	12
Partners’ equity	5,282	5,328
Total liabilities and partners' equity	$6,187	$5,946

Trust share of Maine Hydro equity	$2,641	$2,664

Summarized statements of operations data for Maine Hydro for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Revenues	$5,221	$4,806	$3,429

Cost of revenues	2,991	3,060	2,813
Other expenses (income), net	176	514	(443)
Total expenses	3,167	3,574	2,370

Net income	$2,054	$1,232	$1,059

Trust share of income in Maine Hydro	$1,027	$616	$529

Indeck Maine

On June 11, 1997, Ridgewood Indeck Investors equally purchased 50% of the membership interest in Indeck Maine, an Illinois limited liability company, which owns two electric power generating stations fueled by clean wood biomass at West Enfield, Maine and Jonesboro, Maine. Indeck, an entity unaffiliated with the Trust, owns the remaining 50% membership interest in Indeck Maine and was the seller in the June, 1997 transaction. Ridgewood Indeck investors have a preferred membership interest entitling them to receive all net cash flow from operations each year until they receive an 18% annual cumulative return on their capital contributions to Indeck Maine.

From January, 1998 through June, 2005, the Ridgewood Indeck Investors loaned approximately $8.2 million in total to Indeck Maine, in proportion to their ownership interests.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

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

Summarized balance sheet data for Indeck Maine at December 31, 2006 and 2005 is as follows:

	2006	2005
Current assets	$8,817	$10,983
Non-current assets	11,468	9,329

Total assets	$20,285	$20,312

Current liabilities	$3,715	$4,053
Notes payable to members	16,301	16,301
Loan payable – long-term portion	788	2,036
Interest payable to members	3,135	3,403
Members’ deficit	(3,654)	(5,481)

Total liabilities and members' deficit	$20,285	$20,312

Trust share of Indeck Maine equity	$2,134	$1,510

Summarized statements of operations data for Indeck Maine for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Revenues	$33,539	$33,819	$14,784

Cost of revenues	29,921	26,870	16,542
Other expenses	1,791	2,007	1,196
Total expenses	31,712	28,877	17,738

Net income (loss)	$1,827	$4,942	$(2,954)

Trust share of income (loss) in Indeck Maine	$624	$2,215	$(1,630)

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

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

On December 30, 2001, NEH, through REFI, purchased a 28% equity interest in Sinai For Environmental Services S.A.E. (“Sinai”), which owns a 6,300 cubic meter (1.7 million gallon) per day water desalinization plant, for 5 million Egyptian pounds (approximately $1,100 in 2001). In February of 2002, the Trust made an additional investment of 4.4 million Egyptian pounds (approximately $939 in 2002) to increase its ownership to 53% and gain control of Sinai. As of December 31, 2006, REFI was granted an additional interest of about 13.4% in Sinai in return for having provided Sinai with certain machinery and equipment.

Summarized balance sheet data for NEH at December 31, 2006 and 2005 is as follows:

	2006	2005
Current assets	$2,949	$2,323
Non-current assets	18,154	19,739

Total assets	$21,103	$22,062

Current liabilities	$4,054	$5,090
Non-current liabilities	3,043	3,542
Members’ equity	14,006	13,430

Total liabilities and members' equity	$21,103	$22,062

Trust share of NEH equity	$1,975	$1,903

 Summarized statements of operations data for NEH for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Revenues	$8,161	$6,742	$5,489

Cost of revenues	6,271	5,622	5,045
Other expenses	1,581	1,797	2,610
Total expenses	7,852	7,419	7,655

Net income (loss)	$309	$(677)	$(2,166)

Trust share of income (loss) in NEH	$44	$(95)	$(305)

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

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The aggregate acquisition price of US Hydro, including both the 2000 debt acquisition and the 2002 purchase of shares, was approximately $20,300. As a result of the acquisition, the Trust and the Growth Fund received seven hydroelectric generating facilities with 15MW of generating capacity and notes receivable to be repaid from the output of an additional project with 4MW of generating capacity. The Trust has since reached a settlement eliminating the notes receivable making the hydro project portfolio 15MW as of December 31, 2005. The Trust and Growth Fund also assumed approximately $7,500 million of other bank debt in connection with these transactions.

As of December 31, 2006, the output of five projects is sold to utility purchasers under long-term contacts at prices set out in those contracts while output for the two of the projects is sold at open market prices. Three of the projects are located in Virginia, two are located in New York, one project is located in California and one project is located in Rhode Island. The projects are managed by RPM under an operations and maintenance agreement that provides for the Trust to pay the actual cost of project operations and maintenance along with an allocation of actual overhead to provide for administrative services.

Five of the east coast facilities are security for a term loan facility and the California facility is security for a lease obligation.

Summarized balance sheet data for US Hydro at December 31, 2006 and 2005 is as follows:

	2006	2005
Current assets	$1,131	$3,081
Non-current assets	7,299	8,697
Total assets	$8,430	$11,778

Current liabilities	$585	$727
Non-current liabilities	1,326	2,316
Shareholders’ equity	6,519	8,735
Total liabilities and shareholders’ equity	$8,430	$11,778

Trust share of US Hydro equity	$1,907	$2,556

Summarized statements of operations data for US Hydro for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Revenues	$5,358	$5,539	$5,096

Cost of revenues	2,729	3,100	3,129
Operating expenses	1,408	1,467	1,379
Other non-operating expenses (income), net	(107)	109	(1,253)
Total expenses	4,030	4,676	3,255

Net income	$1,328	$863	$1,841

Trust share of income in US Hydro	$388	$250	$536

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

8.         ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2006 and 2005:

	2006	2005
PowerBank variable payment	$9,528	$2,804
Accrued royalty expense	2,713	1,726
General accrued expenses	2,713	1,665
Accrued interest	1,050	941
Payroll tax and benefit accrual	1,976	595

	$17,980	$7,731

9.         LONG-TERM DEBT

RUK entered into a revolving credit facility of £5,000,000 in 2006 for the purpose of providing working capital to the business.  Such facility is collateralized by all trade receivables of RUK.  The credit facility bears interest at LIBOR plus 1.5% (approximately 6.73% at December 31, 2006), with a maturity date of March 31, 2007 and was paid in full prior to the Sale of RUK business.  At December 31, 2006, the amount outstanding under this facility was £1,200,000 ($2,351).

RUK has a term loan facility (the “Term Loan”) for the purpose of financing certain of its power generation projects. Payments under the Term Loan are made semi-annually on March 31and September 30 of each year. At December 31, 2006, the outstanding debt bears interest at the following rates: $7,006 at 7.08%, $7,781 at 7.73% and $4,495 at LIBOR plus 1.31% (approximately 6.54% at December 31, 2006). At December 31, 2005, the outstanding debt bears interest at the following rates: $7,340 at 7.08%, $7,593 at 7.73% and $3,881 at LIBOR plus 1.31% (approximately 5.99% at December 31, 2005). Payments under the Term Loan include amounts of principal and interest such that the Term Loan will be fully repaid by March 31, 2014, its final maturity.

Following is a summary of long-term debt at December 31, 2006 and 2005:

	2006	2005
Total long-term debt	$19,282	$18,814
Revolving credit facility	2,351	-

Total debt	21,633	18,814
Less: current portion	(4,651)	(1,878)
Non-current portion	$16,982	$16,936

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

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Scheduled principal repayments of the Trust’s long-term debt at December 31, 2006 are as follows:

2007	$4,651
2008	2,333
2009	2,522
2010	2,723
2011	2,668
Thereafter	6,736
$21,633

10.      CAPITAL LEASE OBLIGATIONS AND CONSTRUCTION ADVANCES

RUK entered into “PowerBank Arrangements” (described below) with Ridgewood Renewable PowerBank LLC on September 12, 2003 and with Ridgewood Renewable PowerBank II LLC, Ridgewood Renewable PowerBank III LLC and Ridgewood Renewable PowerBank IV LLC on September 30, 2004 (each a “PowerBank” and collectively the “PowerBanks ”).

Under the terms of the PowerBank Arrangements, each PowerBank committed to providing £850,000 per MW of capacity, with each PowerBank committing for a specified amount of capacity. The PowerBank Arrangements are denominated entirely in British pounds sterling and provide for funds to be advanced to RUK, initially for development and construction financing and, after the project reaches commercial operations, as permanent financing. During the construction period, RUK pays to the PowerBank providing financing a prorated amount equal to 10% per annum of the advances attributable to projects financed that have not yet reached commercial operation. When a project reaches commercial operation, title to the project passes from RUK to the PowerBank that provided the financing for that project and the advances convert from construction advances to long-term financing.

Under the long-term financing provisions of the PowerBank Arrangements, RUK is obligated to make regular fixed payments and formula-based variable payments, the amounts of which are determined by a combination of (i) the output of each plant and (ii) the price received for such output during the periods for which the payments are made. The PowerBank Arrangements provide for a minimum period of ten years for the permanent financing and can be extended on a project-by-project basis indefinitely by the PowerBank providing the financing. There are no purchase options or residual guarantee provisions in the PowerBank Arrangements.

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

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

For the years ended December 31, 2006, 2005 and 2004, RUK paid to the PowerBanks construction period interest of $1,493, $2,805 and $3,448, respectively. RUK capitalized all of the construction period interest charges incurred during construction. The interest expense component of the capital lease payments made by RUK under the PowerBank Arrangements and included in interest expense on the accompanying consolidated statements of operations was $4,486, $3,401 and $2,027 for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, RUK’s capital lease obligations and construction advances outstanding with the respective PowerBanks are as follows:

	2006
	Capital lease	Construction
	obligations	advances

PBI	$9,419	$-
PBII	15,850	1,499
PBIII	17,794	3,330
PBIV	4,981	4,995
	$48,044	$9,824

In addition to the PowerBank capital lease arrangements, RUK leases certain vehicles and equipment under multiple lease agreements which vary in terms and rates ranging from 7.4% to 8.9%. At December 31, 2006 and 2005, the capital lease obligation for these assets was $818 and $900, respectively.

Following is a summary of all capital lease obligations at December 31, 2006 and 2005:

	2006	2005
Gross payments	$75,919	$48,174
Less: imputed interest	(27,057)	(18,379)
Total capital lease obligations	48,862	29,795
Less - current maturity	(5,407)	(2,897)
Capital lease obligations - long term portion	$43,455	$26,898

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

At December 31, 2006, remaining scheduled gross repayments of capital lease obligations are as follows:

2007	$10,924
2008	9,359
2009	9,359
2010	9,334
2011	9,217
Thereafter	27,726
$75,919

Included in plant and equipment are assets under capital lease obligations with a cost of $45,573 and $27,588 and accumulated depreciation of $9,165 and $4,283 at December 31, 2006 and 2005, respectively.

11.      COMMITMENTS AND CONTINGENCIES

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed a lawsuit against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and the other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and the other plaintiffs, alleging breach of contract due to unpaid invoices in the total amount of approximately $1,188. Discovery is ongoing and no trial date has been set.

On November 10, 2003, RUK entered into an equipment purchase agreement with its main supplier for the purchase of the electricity generation equipment constituting the primary element of the projects making up RUK’s future expansion. The sales price of the equipment was negotiated in euros and the contract allowed RUK to fix the Euro price for a substantial portion of its future construction costs. Foreign currency translation losses for the years ended December 31, 2006, 2005 and 2004 were $8, $209 and $22, respectively, which is included in other expenses in the consolidated statements of operations. As of December 31, 2006, all of the units provided for in the equipment purchase agreement had either been delivered or had been ordered with delivery pending. A portion of the required payments with respect to the engine/generator sets remains outstanding pending full performance by the equipment supplier. The total of these payment obligations is approximately $49 at December 31, 2006 and payments are subject to and contingent on supplier performance in subsequent periods. The engines acquired are to be used in RUK’s continued expansion under the RO program pursuant to the PowerBank Arrangements described in Note 10.

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

12.      ELECTRIC POWER SALES CONTRACTS

RUK was committed to sell all of the output from certain of its projects, representing 26.5MW at December 31, 2006, to the NFPA, a not-for-profit organization that purchases electricity generated by certain renewable power projects on behalf of large English electric utilities. The electricity prices provided for in these contracts were set at an initial level and are adjusted annually based on general inflation in the UK. Each contract is specific to a certain project site with contract terms being typically 15 years from the start of project commercial operation of the project under contract. Contracts for certain projects have shorter durations to match expected project life. Contracts with the NFPA cannot be transferred from their original site. RUK’s remaining projects, representing 32.6MW at December 31, 2006, were subject to the PowerBank Arrangements and the output from these projects was sold under one year contracts renegotiated by the PowerBanks from time-to-time. The pricing, terms and counter-parties of these contracts are subject to change and reflect market conditions at the time they are entered into.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

13.      LANDFILL GAS AGREEMENTS

Projects of RUK are located on the sites of landfills owned and operated by third parties. In each case RUK has entered into agreements with the landfill site operators (each a “Gas Agreement”) that gave RUK certain rights including the right to occupy the portion of the landfill site required for its electricity generation project (or projects), to build the project to specifications agreed with the landfill site operator, to have access to the project compound, to install, own, operate and maintain a landfill gas collection system and to use the methane-containing gas produced by the landfill site for the purpose of generating electricity. In exchange, RUK agreed to use its efforts to control the escaping of gas from the landfill and to pay a royalty to the landfill operator. The landfill gas royalty is typically a percentage of the revenue of the project and may have a fixed payment component. For the years ended December 31, 2006, 2005 and 2004, royalty expense was $5,731, $4,278 and $2,361, respectively. The term of the Gas Agreements to which RUK was a party vary but are long-term agreements approximating the expected life of the project to be located on a site.

14.      INCOME TAXES

The components of loss before provision for income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
United States	$(834)	$362	$(3,005)
Foreign	(297)	(1,741)	(1,893)
	$(1,131)	$(1,379)	$(4,898)

The foreign loss includes $341, $1,646 and $1,588 from RUK and foreign income (loss) of $44, ($95) and ($305) from NEH, for the years ended December 31, 2006, 2005 and 2004, respectively, which is reported net of tax effect consistent with the equity method of accounting.

The US Hydro income (loss) is reported net of tax effect consistent with the equity method of accounting.

The Trust is not subject to US income tax as it is treated as a fiscally transparent entity for US income tax purposes. Income tax expense represents foreign taxes paid by CLPE Holdings Ltd. (“CLP”). For the years ended December 31, 2006, 2005 and 2004, the provision for income taxes consists of:

	2006	2005	2004
Current
Foreign	$668	$-	$-

Deferred
Foreign	273	261	10
Income Tax Expense	$941	$261	$10

At December 31, 2006, 2005 and 2004, CLP had approximately $660, $960 and $1,006, respectively, of unused net operating losses, all of which may be carried forward indefinitely.  However, CLP's ability to utilize its NOL's may be limited due to the tax structure in the UK. Accordingly, CLP has determined that it is not more likely than not that it will realize the benefit of these NOL's and, as such, has recorded a full valuation allowance against the related deferred tax asset. Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The components of the Trust's deferred income tax assets and liabilities at December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Deferred tax assets
Net operating losses - noncurrent	$210	$288	$302
Less: valuation allowance	(210)	(288)	(302)
	$-	$-	$-
Deferred tax liabilities
Depreciation - noncurrent	$1,548	$1,105	$960

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

The Managing Shareholder waived its right to receive $2,042 in management fees for 2006. For 2005 and 2004, the Managing Shareholder waived 50% of the management fees due in such years. The Trust recorded the waived management fees as deemed capital contributions in the periods in which the fees pertained to. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued. For the years ended December 31, 2006, 2005 and 2004, the Trust made management fee payments to the Managing Shareholder of $290, $495 and $750, respectively. Unpaid management fees that accrued during the years ended December 31, 2004 and 2003 of $416 and $626, respectively, were forgiven by the Managing Shareholder in the fourth quarter of 2005 and were recorded as capital contributions at that time in the manner described above.

For the years ended December 31, 2006, 2005 and 2004, the Trust accrued interest expense of $115, $263 and $217, respectively, on accrued but unpaid management fees. The interest accrued has been waived by the Managing Shareholder and recorded as capital contribution in the period waived.

Under the Management Agreement with the Managing Shareholder, RPM, an entity related to the Managing Shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the years ended December 31, 2006, 2005 and 2004 RPM charged the projects approximately $916, $473 and $176, respectively, for all of the direct operating and non-operating expenses incurred during 2006.  These charges may not be indicative of costs incurred if the Trust were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 12% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. For each of the years ended December 31, 2006, 2005 and 2004, the Managing Shareholder received a distribution of $33, $9 and $14, respectively.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

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

On June 26, 2003, the Managing Shareholder, entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000 for the benefit of the Trust and other trusts that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, and liens and to provide guarantees. The Managing Shareholder and Wachovia Bank agreed to extend the Managing Shareholder’s line of credit through May 31, 2008.

See Item 13. “Certain Relationships and Related Transactions, and Director Independence” regarding amounts received by the Managing Shareholder from the sale of RUK.  Managing Shareholder was not a party to the RUK sale but received certain payments as a result of the sale for the service it provided as the Managing Shareholder of each of the Ridgewood ROCs and each of the PowerBanks.

The Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At December 31, 2006 and 2005 the Trust had outstanding payables and receivables as follows:

	December 31,		December 31,
	2006	2005	2006	2005
	Due from		Due to

RPM	$329	$512	$-	$-
RRP	534	534	-	-
Growth Fund	-	-	251	446
US Hydro	-	-	13	403
Maine Hydro	-	44	6	-
Indeck Maine	-	-	16	-
NEH	53	115	-	-
Ridgewood Providence B	-	207	-	-
PowerBanks	1,257	363	-	-
Other affiliates	402	-	5	16
Total	$2,575	$1,775	$291	$865

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

  16.    FINANCIAL INFORMATION BY BUSINESS SEGMENT AND LOCATION

In 2005, 2004 and 2003, revenues were recorded from customers of RUK. The financial statements of Maine Hydro, Indeck Maine, NEH and US Hydro are not consolidated with those of the Trust and, accordingly, their revenues are not considered to be operating revenues. For the years ended December 31, 2006, 2005 and 2004, financial information by geographic location was as follows:

	2006		2005		2004
	US	RUK	US	RUK	US	RUK
Total assets	$14,099	$100,524	$16,297	$84,391	$12,766	$100,342
Revenues	-	44,751	-	32,359	-	22,878

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

17.     SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

	2006 Quarters
	1st	2nd	3rd	4th
Revenues	$8,255	$10,947	$12,112	$13,437
Gross profit	1,535	1,734	2,287	2,323
Income from operations	712	941	715	164
Net loss	(46)	(323)	(350)	(1,353)
Net loss per Investor Share	(49)	(343)	(371)	(1,436)

	2005 Quarters
	1st	2nd	3rd	4th
Revenues	$6,882	$8,749	$8,176	$8,552
Gross profit	855	1,340	281	557
Income (loss ) from operations	67	564	(559)	(680)
Net (loss) income	(1,156)	171	(397)	(258)
Net (loss) income per Investor Share	(1,227)	181	(421)	(273)

18.      SUBSEQUENT EVENTS

On January 23, 2007, RUK entered into a sale agreement (the “Sale Agreement”) along with Arbutus, and Ridgewood ROC 2003 LLC (“ROC I”), Ridgewood ROC II 2003 LLC (“ROC II”), Ridgewood ROC III 2003 LLC (“ROC III”), Ridgewood ROC IV 2004 LLC (“ROC IV,” and together with ROC I, ROC II and ROC III, the “Ridgewood ROCs”), each of which is a wholly-owned subsidiary of a corresponding PowerBank, as sellers (collectively, the “Sellers”), with MEIF LG Energy Limited (“Buyer”), as the purchaser.

On February 22, 2007, RUK completed the sale (the “Sale”) of all of the issued and outstanding shares of CLP. Under the Sale Agreement, the Buyer agreed to buy (i) 100% of the issued and outstanding shares (the "Shares") of CLP from Ridgewood UK and Arbutus, and (ii) substantially all of the assets (the "Assets") of the PowerBanks. The Assets and the Shares constitute all the landfill gas business located in the United Kingdom of RUK and of the PowerBanks.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

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

On February 23, 2007, the Manager caused a portion of the sales proceeds to be converted from sterling into US dollars which was done at the rate of 1.9483 U.S. dollars for each pound sterling. On March 27, 2007 a subsequent conversion took place at an exchange rate of 1.9604 US dollars for each pound sterling. While certain transactions remain to be made that will require dollar/sterling conversions, management of the Trust does not expect the exchange rates of these conversions to have a material effect on RUK.

The Sellers gave a number of warranties and indemnities to the Buyer in connection with the Sale that considers typical of such transactions. Should there be a breach or breaches of the warranties or should an indemnifiable event occur, the Buyer could make claims against the Sellers including RUK. Management of RUK does not believe there is a material likelihood that such a claim will arise or that, should such a claim arise, RUK would incur a material liability. This belief is based, in part, on the Sellers having purchased warranty and indemnity insurance to minimize such risk. There are no current plans to reserve or provide an escrow for the contingent liabilities represented by these warranties and indemnities. As of January 18, 2008, the Trust is not aware of any claims. RUK has distributed all but a nominal amount of sale proceeds to its shareholders.

The assets sold did not meet the qualifications to be classified as “held for sale” at December 31, 2006.

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

On January 27, 2006, the Plaintiff, on its own initiative, filed an Amended Complaint and Jury Demand in Massachusetts Superior Court, adding a non-diverse broker-dealer to the action. On February 22, 2006, the case was removed by the defendants to United States District Court for the District of Massachusetts on the basis of diversity jurisdiction, but the defendants alleged that the only non-diverse party had been fraudulently joined by the Plaintiff. On February 27, 2006, a motion to dismiss was filed by the defendants in the District Court. On April 12, 2006, the District Court affirmed its jurisdiction over the case, and dismissed the non-diverse party. On January 10, 2007, the District Court dismissed Plaintiff’s unjust enrichment case, but denied the motion of the defendants to dismiss as to the remaining claims. Presently, attorneys for the parties are involved in discovery, with a magistrate judge having decided motions to compel brought by the parties during the summer of 2007. A new scheduling order is in the process of being developed by the parties for approval by the District Court. As of the filing of this report, no trial date has been set by the court.

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