Form 10-Q
period 2007-03-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2008-03-19
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of January 31, 2008, there were 932.8875 Investor Shares outstanding.

        FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$12,496	$398
Current assets related to discontinued operations	-	24,272
Due from affiliates	339	1,232
Prepaid expenses and other current assets	27	26
Total current assets	12,862	25,928
Notes receivable, affiliates	4,960	4,859
Investments	8,780	8,657
Noncurrent assets related to discontinued operations	-	74,894
Other assets	285	285

Total assets	$26,887	$114,623

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$102	$93
Current liabilities relating to discontinued operations	-	30,247
Due to affiliates	1,271	291
Total current liabilities	1,373	30,631
Minority interest	2,806	-
Noncurrent liabilities related to discontinued operations	-	71,220
Total liabilities	4,179	101,851

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (932.8875 Investor Shares issued and
outstanding)	23,376	13,435
Managing Shareholder’s accumulated deficit (1 management
share issued and outstanding)	(668)	(663)
Total shareholders’ equity	22,708	12,772

Total liabilities and shareholders’ equity	$26,887	$114,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006

Operating expenses:
General and administrative expenses	$596	$100
Management fee to Managing Shareholder	583	583
Total operating expenses	1,179	683

Loss from operations	(1,179)	(683)

Other income (expense):
Equity in income of Maine Hydro	228	376
Equity in income of Indeck Maine	187	130
Equity in loss of NEH	(52)	(32)
Equity in income of US Hydro	114	203
Interest income	147	109
Interest expense	(9)	(9)
Total other income, net	615	777

(Loss) income before discontinued operations	(564)	94

Income (loss) from discontinued operations including related gain on
disposal (see Note 3), net of income tax and minority interest	38,803	(140)

Net income (loss)	38,239	(46)

Foreign currency translation adjustment	(1,078)	21

Comprehensive income (loss)	$37,161	$(25)

Managing Shareholder - Net loss	$(3)	$-

Shareholder - Net (loss) income:
Continuing operations	$(558)	$93
Discontinued operations	38,800	(139)

Net (loss) income per Investor Share:
Continuing operations	$(598)	$101
Discontinued operations	41,591	(150)

Distributions per Investor Share	$29,500	$500

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(unaudited, in thousands)

		Managing	Total
	Shareholders'	Shareholder	Shareholders'
	Equity	(Deficit)	Equity

Balance at December 31, 2006	$13,435	$(663)	$12,772
Net income (loss)	38,242	(3)	38,239
Foreign currency translation adjustment	(1,078)	-	(1,078)
Capital contributions	297	3	300
Cash distributions	(27,520)	(5)	(27,525)

Balance at March 31, 2007	$23,376	$(668)	$22,708

		Managing	Total
	Shareholders'	Shareholder	Shareholders'
	Equity	(Deficit)	Equity

Balance at December 31, 2005	$16,289	$(635)	$15,654
Net loss	(46)	-	(46)
Foreign currency translation adjustment	21	-	21
Cash distributions	(465)	(6)	(471)

Balance at March 31, 2006	$15,799	$(641)	$15,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$38,239	$(46)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	583	1,735
Forgiveness of unpaid and accrued interest on management fees	300	-
Gain on disposal of discontinued operations	(54,979)	-
Loss on sale leaseback	-	151
Amortization of deferred financing costs	18	28
Interest income on notes receivable	(101)	(101)
Minority interest in the earnings (loss) of subsidiaries	16,533	(102)
Deferred income taxes	(29)	117
Restricted cash	2,482	892
Equity interest in (income) loss of:
Maine Hydro	(228)	(376)
Indeck Maine	(187)	(130)
NEH	52	32
US Hydro	(114)	(203)
Cash distributions from Maine Hydro	350	200
Cash distributions from US Hydro	-	283
Changes in operating assets and liabilities:
Accounts receivable	(426)	(170)
Unbilled receivables	1,441	(170)
Inventory	(61)	(95)
Prepaid expenses and other current assets	(180)	-
Other assets	-	56
Accounts payable	(90)	(184)
Accrued expenses	3,006	73
Due to/from affiliates, net	1,519	707
Other liabilities	(478)	8
Total adjustments	(30,589)	2,751
Net cash provided by operating activities	7,650	2,705

Cash flows from investing activities:
Capital expenditures	(312)	(1,317)
Proceeds from disposal of discontinued operations, net of cash transferred	67,965	-
Net cash provided by (used in) investing activities	67,653	(1,317)

Cash flows from financing activities:
Repayments of long-term debt	(19,270)	(939)
Repayments of line of credit facility	(2,349)	-
Repayments of capital lease obligations	(818)	(540)
Cash distributions to minority interest	(13,224)	(76)
Cash distributions to shareholders	(27,525)	(471)
Net cash used in financing activities	(63,186)	(2,026)

Effect of exchange rate on cash and cash equivalents	(19)	80

Net increase (decrease) in cash and cash equivalents	12,098	(558)
Cash and cash equivalents, beginning of period	398	7,706
Cash and cash equivalents, end of period	$12,496	$7,148

Supplemental disclosure of cash flow information:
Construction advances converted to capital lease	$-	$6,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Ridgewood Electric Power Trust V (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on January 18, 2008 (the “2006 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2006 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2007, and for the three months ended March 31, 2007 and 2006, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

The accompanying unaudited condensed consolidated financial statements give effect to the sale (the “Sale”) of the interests of Ridgewood UK, LLC (“RUK”) in CLPE Holdings Limited (“CLPE”) (see Note 3). The operating results of RUK, including CLPE, are presented as discontinued operations for the three months ended March 31, 2007 and 2006 and the balance sheet at December 31, 2006 has been modified to present the assets and liabilities of CLPE as assets and liabilities related to discontinued operations.

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

The Trust has been organized to invest primarily in independent power generation facilities, water desalinization plants and other infrastructure projects both in the US and abroad. The projects owned by the Trust have characteristics that qualify the projects for government incentives. Among the possible incentives are ancillary revenue opportunities related to the fuel used by the power plants or tax incentives provided to projects in remote locations.

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust and RUK. The Trust’s condensed consolidated financial statements also include the Trust’s 29.2% interest in Ridgewood US Hydro Corporation (“US Hydro”), 14.1% interest in Ridgewood Near East Holding LLC (“NEH”), 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and 25% interest in Indeck Maine Energy, LLC (“Indeck Maine”) which are accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of theses entities.

The Trust owns a 69.6% interest in RUK and the remaining 30.4% minority interest is owned by The Ridgewood Power Growth Fund (the “Growth Fund”). The interest of the Growth Fund is presented as minority interest in the condensed consolidated balance sheets and statements of operations. Effective with the Sale of CLPE, RUK and the Trust, based on the Trust’s method of accounting for its operations, no longer has consolidating operating assets.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

The Managing Shareholder announced that it intends to market the assets of NEH and also market Indeck Maine, Maine Hydro and US Hydro for sale. These assets represent the remaining investments of the Trust.

3.   DISCONTINUED OPERATIONS

On February 22, 2007, RUK completed the Sale of all of the issued and outstanding shares of CLPE to MEIF LG Energy Limited as part of a sale agreement dated January 23, 2007. Concurrent with the Sale, RUK and affiliated entities terminated certain sharing agreements amongst themselves. Financial information relating to RUK, including the gain recognized from the Sale of CLPE and the termination of the sharing agreements, is as follows:

	Three Months Ended March 31,
	2007	2006

Revenue from operations of discontinued business	$7,552	$8,255

Income (loss) from operations of discontinued business	$328	$(125)
Gain on disposal	54,979	-
Income tax benefit (expense)	29	(117)
Minority interest in the (earnings) loss of subsidiaries	(16,533)	102
Income (loss) from discontinued operations	$38,803	$(140)

The gain on disposal represents proceeds, less transaction costs and the net asset value of CLPE, plus the reversal of previously recorded foreign currency translation adjustments. The Managing Shareholder waived its right to receive its 1% of the distributions from these transactions. As a result, the gain from the Sale and related cash distributions, except the reversal of the current translation adjustment, are allocated solely to Investor Shares. The currency translation adjustment reversal is allocated on the same basis as its initial recording, 99% to Investor Shares and 1% to the Managing Shareholder.

The balance sheet at December 31, 2006 has been reclassified to present the assets and related liabilities of CLPE, as assets and liabilities of discontinued operations.  Major components of assets and liabilities of discontinued operations at December 31, 2006 are as follows:

December 31,
Assets	2006
Current assets	$24,272
Noncurrent assets:
Plant and equipment, net	61,900
Intangibles, net	12,571
Deferred financing costs, net	423
Total noncurrent assets	74,894
Total assets	$99,166

December 31,
Liabilities	2006
Current liabilities	$30,247
Noncurrent liabilities:
Long term debt - noncurrent portion	16,982
Capital lease obligations - noncurrent portion	43,455
Construction advances - noncurrent portion	9,235
Deferred income taxes	1,548
Total noncurrent liabilities	71,220
Total liabilities	$101,467

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Certain of the liabilities of CLPE were paid in full and retired at the time of and in connection with the Sale and the remaining liabilities of CLPE were assumed by the buyer of the CLPE shares.  No liabilities of CLPE were transferred to RUK prior to or in connection with the Sale.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On February 1, 2008, the FASB issued FASB Staff Position FIN 48-2, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN 48 for non-public companies to fiscal year beginning after December 15, 2007. The Trust has concluded that it is eligible for this deferral and therefore, FIN 48 will become effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting FIN 48 on its condensed consolidated financial statements.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will become effective for the Trust beginning January 1, 2008. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Trust is currently evaluating the impact of adopting SFAS 157 on its condensed consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting SFAS 159 on its condensed consolidated financial statements.

  SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity.  It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Trust beginning January 1, 2009. The Trust is currently evaluating the impact of adopting SFAS 160 on its condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

5.   INVESTMENTS

Maine Hydro

Summarized statements of operations data for Maine Hydro for the three months ended March 31, 2007 and 2006 is as follows:

	March 31,
	2007	2006

Revenues	$1,229	$1,520

Gross profit	582	796

Income from operations	456	767

Net income	$456	$752

Trust share of income in Maine Hydro	$228	$376

Indeck Maine

Summarized statements of operations data for Indeck Maine for the three months ended March 31, 2007 and 2006 is as follows:

	March 31,
	2007	2006

Revenues	$9,135	$8,346

Gross profit	1,043	842

Income from operations	896	789

Net income	$531	$412

Trust share of income in Indeck Maine	$187	$130

                The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciates the fixed assets over their remaining useful lives using the unit of production method.  Depreciation expense of $78 and $76 for the three months ended March 31, 2007 and 2006, respectively, is included in the equity income from Indeck Maine in the condensed consolidated statements of operations.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

NEH

Summarized statements of operations data for NEH for the three months ended March 31, 2007 and 2006 is as follows:

	March 31,
	2007	2006

Revenues	$2,091	$1,546

Gross profit	695	74

Income (loss) from operations	78	(193)

Net loss	$(371)	$(224)

Trust share of loss in NEH	$(52)	$(32)

US Hydro

Summarized statements of operations data for US Hydro for the three months ended March 31, 2007 and 2006 is as follows:

	March 31,
	2007	2006

Revenues	$1,450	$1,916

Gross profit	774	1,159

Income from operations	364	847

Net income	$389	$696

Trust share of income in US Hydro	$114	$203

6.   COMMITMENTS AND CONTINGENCIES

On August 16, 2006, the Managing Shareholder and affiliates of the Trust filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and its affiliates alleging breach of contract due to unpaid invoices totaling $1,188. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

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

On March 20, 2007, the Plaintiff commenced a derivative action, in Suffolk Superior Court, Commonwealth of Massachusetts. Paul Bergeron v. Ridgewood Electric Power Trust V, et al., Suffolk Superior Court, Docket No. 07-1205 BLS1 (“Bergeron II”). The Plaintiff joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities to an unaffiliated entity was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by the Plaintiff for an injunction. The case was then removed by the defendants to the same District Court as Bergeron I, but the District Court remanded the case to Massachusetts Superior Court on July 5, 2007, where it is presently pending. On February 29, 2008, the Plaintiff filed an amended complaint in Bergeron II adding two additional investors, one in Trust V and one in the Growth Fund, as additional plaintiffs. On March 12, 2008, the defendants’ Motion to Dismiss Bergeron as a plaintiff in the Bergeron II matter due to potential conflicts he has with the Bergeron I matter was denied by the Superior Court. Discovery will now begin in the Bergeron II matter. No trial date has been set.

All defendants in Bergeron I and Bergeron II deny the allegations and intend to defend both actions vigorously.

RUK gave number of warranties and indemnities to the purchaser of CLPE. Should there be a breach of the warranties or should an indemnifiable event occur, the buyer could make claims against RUK. RUK purchased warranty and indemnity insurance to minimize such risk.

The Trust is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense.  While it is not possible to predict the outcome of the litigation discussed above with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Trust, based on its evaluation of matters which are pending or asserted, the Trust’s management believes the disposition of such matters will not have a material adverse effect on the Trust’s business or financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

7.  TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement. Under the terms of the management agreement, the Managing Shareholder provides certain management, administrative and advisory services and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the total contributed capital of the Trust, or $2,332 annually, as compensation for such services. During the first quarter of 2007, the Managing Shareholder forgave $300 of unpaid accrued management fees and related interest, which were recorded as capital contributions. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued.

The Trust records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivable from the other affiliates do not bear interest. At March 31, 2007 and December 31, 2006, the Trust had outstanding receivables and payables as follows:

	Due from affiliates		Due to affiliates
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006

Ridgewood Power Management LLC	$290	$329	$-	$-
RRP	10	534	-	-
Growth Fund	-	-	536	251
US Hydro	-	-	64	13
Maine Hydro	-	-	52	6
Indeck Maine	-	-	-	16
NEH	39	53	-	-
PowerBanks	-	-	618	-
Other affiliates	-	316	1	5
Total	$339	$1,232	$1,271	$291

8.  SUBSEQUENT EVENTS

In October 2007, the Managing Shareholder announced that it intends to market for sale the assets of NEH and in January 2008, announced that it also intends to market for sale Indeck Maine, Maine Hydro and US Hydro.

In the fourth quarter of 2007, the Managing Shareholder waived $1,387 due from the Trust relating to professional services, which was recorded as a capital contribution at that time. The waiver included $656 of the Trust’s intercompany payables existing at March 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of  March 31, 2007 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2006 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.  These statements are based upon management’s opinions and estimates as of the date they are made.  Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2006 Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Trust’s financial condition and operating results is based on its condensed consolidated financial statements.  The preparation of this Quarterly Report on Form 10-Q requires the Trust to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Trust’s condensed consolidated financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2006 Form 10-K.

Results of Operations and Changes in Financial Condition

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

General and administrative expenses increased $0.5 million to $0.6 million in the first quarter of 2007 as compared to $0.1 million for the same period in 2006. This was primarily due to increased professional services fees.

Total other income decreased $0.2 million to $0.6 million in the first quarter of 2007 as compared to $0.8 million for the same period in 2006.  This was primarily due to the decrease in equity income from its investment in Maine Hydro from $0.4 million in the first quarter of 2006 to $0.2 million for the same period in 2007 due to decreased revenues from lower production.

During the first quarter of 2007, RUK completed the Sale of all of the issued and outstanding shares of CLPE to MEIF LG Energy Limited. The operating results of RUK, including CLPE, have been classified as discontinued operations for all periods presented.  Income from discontinued operations of $38.8 million includes income from operations of RUK and gain on disposal net of income tax and minority interest. See Note 3, “Discontinued Operations,” in the notes to condensed consolidated financial statements contained herein for further discussion.

Total assets at March 31, 2007 were $26.9 million, a decrease of $87.7 million from the December 31, 2006 balance of $114.6 million. This decrease was primarily due to decrease of $99.2 million in assets relating to the Sale of CLPE and related cash distributions, partially offset by an increase of $12.1 million in cash. Total liabilities decreased by $97.7 million from $101.9 million at December 31, 2006 to $4.2 million at March 31, 2007, primarily due to the Sale of CLPE.

Liquidity and Capital Resources

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

At March 31, 2007, the Trust had cash and cash equivalents of $12.5 million, an increase of $12.1 million from December 31, 2006. The cash flows for the three months ended March 31, 2007 were $7.6 million provided by operating activities, $67.7 million provided by investing activities, $63.2 million used in financing activities and a $19,000 negative effect of foreign exchange on cash and cash equivalents.

Cash provided by operating activities for the three months ended March 31, 2007 was $7.6 million compared to $2.7 million for the three months ended March 31, 2006. The increase of $4.9 million in cash flow in the first quarter of 2007 was primarily due to the gain on disposal of CLPE, net of minority interest.

Cash provided by investing activities for the three months ended March 31, 2007 was $67.7 million compared to cash used of $1.3 million for the three months ended March 31, 2006. The increase of $69 million in cash flow was due to the proceeds of $68 million received from the Sale of CLPE and a decrease of $1 million in capital expenditures.

Cash used in financing activities for the first quarter of 2007 was $63.2 million compared to $2 million for the three months ended March 31, 2006. In the first quarter of 2007, cash used in financing activities represents $40.7 million for cash distributions to shareholders and minority interest, $19.3 million for repayments of the long-term debt, $0.8 for repayments of capital lease obligations, and $2.3 million for repayments of line of credit. In the first quarter of 2006, cash used in financing activities included $0.5 million for repayments of capital lease obligations, $0.9 million for repayments of the long-term debt and $0.5 million for cash distributions to shareholders and minority interest.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash and cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes in the off-balance sheet arrangements and contractual obligations and commitments disclosed in the Trust’s 2006 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in the Trust’s 2006 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed pursuant to Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of March 31, 2007, which revealed that the following material weaknesses previously identified continue to exist:

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

Since the review, the Trust has implemented the following to address the above weaknesses:

•	Increased the number of degreed accountants. Additional staff expansion is underway.

•
In May 2007, the Trust appointed a new Chief Financial Officer who is a Certified Public Accountant with approximately 29 years of professional accounting experience, including prior experiences as a financial officer of publicly traded companies.

•
During the fourth quarter of 2007, the Trust expanded its disclosure controls and procedures. The Trust documented many of its existing informal procedures, established a compliance-focused disclosure committee, formalized monthly closing procedures, implemented a corporate whistleblower policy, and improved corporate oversight over the Trust’s Egyptian operations.

The Trust believes that the completion of the expansion of the accounting and financial reporting staff and the implementation of the above procedures will mitigate the above weaknesses. However, due to the Trust’s delinquencies in meeting its filing deadlines under the Exchange Act, the Trust expects these deficiencies to continue to be material weaknesses at least until such time as the Trust is no longer delinquent in its Exchange Act filings.

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

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 16, 2006, the Managing Shareholder and affiliates of the Trust filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and its affiliates alleging breach of contract due to unpaid invoices totaling $1,188,000. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

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

On March 20, 2007, the Plaintiff commenced a derivative action, in Suffolk Superior Court, Commonwealth of Massachusetts. Paul Bergeron v. Ridgewood Electric Power Trust V, et al., Suffolk Superior Court, Docket No. 07-1205 BLS1 (“Bergeron II”). The Plaintiff joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities to an unaffiliated entity was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by the Plaintiff for an injunction. The case was then removed by the defendants to the same District Court as Bergeron I, but the District Court remanded the case to Massachusetts Superior Court on July 5, 2007, where it is presently pending. On February 29, 2008, the Plaintiff filed an amended complaint in Bergeron II adding two additional investors, one in Trust and one in the Growth Fund, as additional plaintiffs.  On March 12, 2008, the defendants’ Motion to Dismiss Bergeron as a plaintiff in the Bergeron II matter due to potential conflicts he has with the Bergeron I matter was denied by the Superior Court. Discovery will now begin in the Bergeron II matter. No trial date has been set.

All defendants in Bergeron I and Bergeron II deny the allegations and intend to defend both actions vigorously.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in the Trust’s 2006 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit No.	Description

10.1
Deed of Waiver dated January 22, 2007 between Randall D. Holmes and CLPE Holdings Limited relating to a bonus entitlement under The CLPE Holdings Management Incentive Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of The Ridgewood Power Growth Fund filed with the SEC on August 17, 2007).

10.2		Compromise Agreement dated February 22, 2007 between Douglas R. Wilson and CLPE Holdings Limited (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of The Ridgewood Power Growth Fund filed with the SEC on August 17, 2007).

10.3
Agreement made on January 23, 2007 by and among Ridgewood UK LLC, Arbutus Energy Limited, Ridgewood ROC 2003 LLC, Ridgewood ROC II 2003 LLC, Ridgewood ROC III 2003 LLC, Ridgewood ROC IV 2004 LLC, and MEIF LG Energy Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the SEC on January 29, 2007).

10.4		Sellers Agreement entered into as of January 23, 2007 by and among Ridgewood UK, LLC, and Ridgewood ROC 2003 LLC, Ridgewood ROC II 2003 LLC, Ridgewood ROC III 2003 LLC, Ridgewood ROC IV 2004 LLC, Arbutus Energy Limited, Ridgewood Renewable PowerBank LLC, Ridgewood Renewable PowerBank II LLC, Ridgewood Renewable PowerBank III LLC, Ridgewood Renewable PowerBank IV LLC, Ridgewood Electric Power Trust V, The Ridgewood Power Growth Trust, Ridgewood Renewable Power LLC and Ridgewood Management Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the SEC on January 29, 2007).

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
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

RIDGEWOOD ELECTRIC POWER TRUST V

Date: March 19, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Date: March 19, 2008	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)