Form 10-Q
period 2007-06-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2008-03-19
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file Number:   0-24143

RIDGEWOOD ELECTRIC POWER TRUST V
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3437351
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1314 King Street, Wilmington, Delaware	19801
(Address of Principal Executive Offices)	(Zip Code)

(302) 888-7444
(Issuer’s Telephone Number, Including Area Code)

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

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$9,821	$398
Current assets related to discontinued operations	-	24,272
Due from affiliates	787	1,232
Prepaid expenses and other current assets	48	26
Total current assets	10,656	25,928
Notes receivable, affiliates	5,061	4,859
Investments	9,474	8,657
Noncurrent assets related to discontinued operations	-	74,894
Other assets	285	285

Total assets	$25,476	$114,623

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$182	$93
Current liabilities related to discontinued operations	-	30,247
Due to affiliates	1,995	291
Total current liabilities	2,177	30,631
Minority interest	337	-
Noncurrent liabilities related to discontinued operations	-	71,220
Total liabilities	2,514	101,851

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (932.8875 Investor Shares issued and
outstanding)	23,627	13,435
Managing Shareholder’s accumulated deficit (1 management
share issued and outstanding)	(665)	(663)
Total shareholders’ equity	22,962	12,772

Total liabilities and shareholders’ equity	$25,476	$114,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Operating expenses:
General and administrative expenses	$850	$150	$254	$50
Management fee to Managing Shareholder	1,166	1,166	583	583
Total operating expenses	2,016	1,316	837	633

Loss from operations	(2,016)	(1,316)	(837)	(633)

Other income (expense):
Equity in income of Maine Hydro	548	755	320	379
Equity in income (loss) of Indeck Maine	448	(191)	261	(321)
Equity in income (loss) income of NEH	5	(7)	57	25
Equity in income of US Hydro	167	411	53	208
Interest income	392	219	245	110
Interest expense	(14)	(31)	(5)	(22)
Other expense	(25)	-	(25)	-
Total other income, net	1,521	1,156	906	379

(Loss) income before discontinued operations	(495)	(160)	69	(254)

Income (loss) from discontinued operations including related gain on
disposal (see Note 3), net of income tax and minority interest	38,687	(209)	(116)	(69)

Net income (loss)	38,192	(369)	(47)	(323)

Foreign currency translation adjustment	(1,074)	5	4	(16)

Comprehensive income (loss)	$37,118	$(364)	$(43)	$(339)

Managing Shareholder - Net loss	$(3)	$(4)	$-	$(4)

Shareholders - Net (loss) income:
Continuing operations	$(490)	$(158)	$68	$(251)
Discontinued operations	38,685	(207)	(115)	(68)

Net (loss) income per Investor Share:
Continuing operations	$(525)	$(170)	$73	$(271)
Discontinued operations	41,468	(222)	(123)	(72)

Distributions per Investor Share	$29,500	$1,250	$-	$750

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(unaudited, in thousands)

		Managing	Total
	Shareholders'	Shareholder	Shareholders'
	Equity	(Deficit)	Equity

Balance at December 31, 2006	$13,435	$(663)	$12,772
Net income (loss)	38,195	(3)	38,192
Foreign currency translation adjustment	(1,074)	-	(1,074)
Capital contributions	591	6	597
Cash distributions	(27,520)	(5)	(27,525)

Balance at June 30, 2007	$23,627	$(665)	$22,962

		Managing	Total
	Shareholders'	Shareholder	Shareholders'
	Equity	(Deficit)	Equity

Balance at December 31, 2005	$16,289	$(635)	$15,654
Net loss	(365)	(4)	(369)
Foreign currency translation adjustment	5	-	5
Cash distributions	(1,167)	(11)	(1,178)

Balance at June 30, 2006	$14,762	$(650)	$14,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$38,192	$(369)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	583	3,623
Forgiveness of unpaid and accrued interest on management fees	597	-
Gain on disposal of discontinued operations	(54,979)	-
Loss on sale leaseback	-	154
Amortization of deferred financing costs	18	57
Interest income on notes receivable	(202)	(202)
Minority interest in the earnings (loss) of subsidiaries	16,514	(201)
Deferred income taxes	(29)	318
Restricted cash	2,482	1,057
Equity interest in (income) loss of:
Maine Hydro	(548)	(755)
Indeck Maine	(448)	191
NEH	(5)	7
US Hydro	(167)	(411)
Cash distributions from Maine Hydro	350	500
Cash distributions from US Hydro	-	511
Changes in operating assets and liabilities:
Accounts receivable	(424)	(1,032)
Unbilled receivables	1,441	(847)
Inventory	(61)	(134)
Prepaid expenses and other current assets	(200)	(1,661)
Accounts payable	(124)	1,789
Accrued expenses	3,119	3,300
Due to/from affiliates, net	1,796	667
Other liabilities	(478)	136
Total adjustments	(30,765)	7,067
Net cash provided by operating activities	7,427	6,698

Cash flows from investing activities:
Capital expenditures	(312)	(5,579)
Proceeds from disposal of discontinued operations, net of cash transferred	67,965	-
Net cash provided by (used in) investing activities	67,653	(5,579)

Cash flows from financing activities:
Repayments of long-term debt	(19,270)	(960)
(Repayments) borrowings from line of credit facility	(2,349)	1,432
Repayments of capital lease obligations	(818)	(1,160)
Cash distributions to minority interest	(15,674)	(78)
Cash distributions to shareholders	(27,525)	(1,178)
Net cash used in financing activities	(65,636)	(1,944)

Effect of exchange rate on cash and cash equivalents	(21)	352

Net increase (decrease) in cash and cash equivalents	9,423	(473)
Cash and cash equivalents, beginning of period	398	7,706
Cash and cash equivalents, end of period	$9,821	$7,233

Supplemental disclosure of cash flow information:
Construction advances converted to capital lease	$-	$9,736

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

In the opinion of management, the condensed consolidated financial statements as of June 30, 2007, and for the six and three month periods ended June 30, 2007 and 2006, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the six and three month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

The accompanying unaudited condensed consolidated financial statements give effect to the sale (the “Sale”) of the interests of Ridgewood UK, LLC (“RUK”) in CLPE Holdings Limited (“CLPE”) (see Note 3). The operating results of RUK, including CLPE, are presented as discontinued operations for the six and three months ended June 30, 2007 and 2006 and the balance sheet at December 31, 2006 has been modified to present the assets and liabilities of CLPE as assets and liabilities related to discontinued operations.

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

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust and RUK. The Trust’s condensed consolidated financial statements also include the Trust’s 29.2% interest in Ridgewood US Hydro Corporation (“US Hydro”), 14.1% interest in Ridgewood Near East Holding LLC (“NEH”), 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and 25% interest in Indeck Maine Energy, LLC (“Indeck Maine”), which are accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of these entities.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Revenue from operations of discontinued business	$7,552	$19,202	$-	$10,947

Income (loss) from operations of discontinued business	$193	$(92)	$(135)	$33
Gain on disposal	54,979	-	-	-
Income tax benefit (expense)	29	(318)	-	(201)
Minority interest in the (earnings) loss of subsidiaries	(16,514)	201	19	99
Income (loss) from discontinued operations	$38,687	$(209)	$(116)	$(69)

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

5.   INVESTMENTS

Maine Hydro

Summarized statements of operations data for Maine Hydro for the six and three months ended June 30, 2007 and 2006 is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Revenues	$2,735	$3,031	$1,506	$1,511

Gross profit	1,344	1,583	762	787

Income from operations	1,096	1,545	640	778

Net income	$1,096	$1,511	$640	$759

Trust share of income in Maine Hydro	$548	$755	$320	$379

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Indeck Maine

Summarized statements of operations data for Indeck Maine for the six and three months ended June 30, 2007 and 2006 is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Revenues	$18,329	$15,685	$9,194	$7,339

Gross profit (loss)	2,172	764	1,129	(78)

Income (loss) from operations	1,909	641	1,013	(148)

Net income (loss)	$1,185	$(102)	$654	$(514)

Trust share of income (loss) in Indeck Maine	$448	$(191)	$261	$(321)

The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciates the fixed assets over their remaining useful lives using the unit of production method.  Depreciation expense of $145 and $140 for the six months ended June 30, 2007 and 2006, respectively, and depreciation expense of $67 and $64 for the three months ended June 30, 2007 and 2006, respectively, is included in the equity income (loss) from Indeck Maine in the condensed consolidated statements of operations.

NEH

Summarized statements of operations data for NEH for the six and three months ended June 30, 2007 and 2006 is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Revenues	$4,663	$3,537	$2,572	$1,991

Gross profit	1,715	641	1,020	567

Income from operations	571	62	493	255

Net income (loss)	$35	$(51)	$406	$173

Trust share of income (loss) in NEH	$5	$(7)	$57	$25

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

US Hydro

Summarized statements of operations data for US Hydro for the six and three months ended June 30, 2007 and 2006 is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Revenues	$2,622	$3,762	$1,172	$1,846

Gross profit	1,285	2,383	511	1,224

Income from operations	488	1,783	124	936

Net income	$570	$1,406	$181	$710

Trust share of income in US Hydro	$167	$411	$53	$208

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

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

On March 20, 2007, the Plaintiff commenced a derivative action, in Suffolk Superior Court, Commonwealth of Massachusetts. Paul Bergeron v. Ridgewood Electric Power Trust V, et al., Suffolk Superior Court, Docket No. 07-1205 BLS1 (“Bergeron II”). The Plaintiff joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities to an unaffiliated entity was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by the Plaintiff for an injunction. The case was then removed by the defendants to the same District Court as Bergeron I, but the District Court remanded the case to Massachusetts Superior Court on July 5, 2007, where it is presently pending. On February 29, 2008, the Plaintiff filed an amended complaint in Bergeron II adding two additional investors, one in Trust V and one in The Ridgewood Power Growth Fund, as additional plaintiffs. On March 12, 2008, the defendants’ Motion to Dismiss Bergeron as a plaintiff in the Bergeron II matter due to potential conflicts he has with the Bergeron I matter was denied by the Superior Court. Discovery will now begin in the Bergeron II matter. As of the date of this filing, no trial date has been set.

All defendants in Bergeron I and Bergeron II deny the allegations and intend to defend both actions vigorously.

RUK gave a number of warranties and indemnities to the purchaser of CLPE. Should there be a breach of the warranties or should an indemnifiable event occur, the buyer could make claims against RUK. RUK purchased warranty and indemnity insurance to minimize such risk.

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

7. TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement. Under the terms of the management agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the total contributed capital of the Trust, or $2,332 annually, as compensation for such services. During the first six months of 2007, the Managing Shareholder forgave $597 of unpaid accrued management fees and related interest, which were recorded as capital contributions. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued.

The Trust records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivable from the other affiliates do not bear interest. At June 30, 2007 and December 31, 2006, the Trust had outstanding receivables and payables as follows:

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

	Due from affiliates		Due to affiliates
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006

Ridgewood Power Management LLC	$336	$329	$-	$-
RRP	9	534	-	-
Growth Fund	351	-	251	251
US Hydro	-	-	268	13
Maine Hydro	-	-	237	6
Indeck Maine	-	-	5	16
NEH	25	53	-	-
PowerBanks	-	-	1,229	-
Other affiliates	66	316	5	5
Total	$787	$1,232	$1,995	$291

8.  SUBSEQUENT EVENTS

In October 2007, the Managing Shareholder announced that it intends to market for sale the assets of NEH and in January 2008, announced that it also intends to market for sale Indeck Maine, Maine Hydro and US Hydro.

In the fourth quarter of 2007, the Managing Shareholder waived $1,387 due from the Trust relating to professional services, which was recorded as a capital contribution at that time. The waiver included $948 of the Trust’s intercompany payables existing at June 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of June 30, 2007 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the six and three month periods ended June 30, 2007 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2006 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.   These statements are based upon management’s opinions and estimates as of the date they are made.  Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2006 Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

Results of Operations and Changes in Financial Condition

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

General and administrative expenses increased by $0.7 million, from $0.2 million in the first six months of 2006 to $0.9 million for the same period in 2007.  The increase was primarily attributable to increases in professional fees.

In the first half of 2007, the Trust recorded equity income of $0.5 million from its investment in Maine Hydro compared to an equity income of $0.8 million for the same period in 2006. The decrease of approximately $0.3 million was primarily the result of the decreased energy revenues resulting from lower production in the first half of 2007 as compared to the first half of 2006.

In the first half of 2007, the Trust recorded equity income of $0.4 million from its investment in Indeck Maine compared to an equity loss of $0.2 million for the same period in 2006. The increase in equity income of $0.6 million during the first six months of 2007 was primarily due to increased gross profit resulting from higher production and electricity prices as compared to the first six months of 2006.

In the first half of 2007, the Trust recorded equity income of $0.2 million from its investment in US Hydro compared to equity income of $0.4 million for the same period in 2006. The decrease of $0.2 million during the first six months of 2007 was primarily due to a decrease in power generation revenue and an increase in professional fees, partially offset by a decrease in repairs and maintenance expense as compared to the first six months of 2006.

Interest income increased by $0.2 million from $0.2 million in the first six months of 2006 to $0.4 for the same period in 2007, reflecting higher average cash balances in the 2007 period.

During the first quarter of 2007, RUK completed the Sale of all of the issued and outstanding shares of CLPE to MEIF LG Energy Limited. The operating results of RUK, including CLPE, have been classified as discontinued operations for all periods presented.  Income from discontinued operations of $38.7 million includes income from operations of RUK and gain on disposal net of income tax and minority interest. See Note 3, “Discontinued Operations,” in the notes to condensed consolidated financial statements contained herein for further discussion.

Total assets at June 30, 2007 were $25.5 million, a decrease of $89.1 million from the December 31, 2006 balance of $114.6 million. This decrease was primarily due to a decrease of $99.2 million in assets relating to the Sale of CLPE and related cash distributions, partially offset by an increase of approximately $9.5 million in cash. Total liabilities decreased approximately $99.4 million from $101.9 million at December 31, 2006 to $2.5 million at June 30, 2007, primarily due to the Sale of CLPE.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

General and administrative expenses increased by $0.2 million, from $0.1 million in the second quarter of 2006 to $0.3 million for the same period in 2007.  The increase was primarily attributable to increases in professional fees.

In the second quarter of 2007, the Trust recorded equity income of $0.3 million from its investment in Indeck Maine compared to an equity loss of $0.3 million for the same period in 2006. The increase in equity income of $0.6 million in the second quarter of 2007 was primarily due to increased gross profit resulting from higher production and electricity prices as compared to the second quarter of 2006.

Liquidity and Capital Resources

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

At June 30, 2007, the Trust had cash and cash equivalents of $9.8 million, an increase of approximately $9.5 million from December 31, 2006. The cash flow for the six months ended June 30, 2007 were $7.4 million provided by operating activities, $67.7 million provided by investing activities, $65.6 million used in financing activities and a $21,000 negative effect of foreign exchange on cash and cash equivalents.

 Cash provided by operating activities for the six months ended June 30, 2007 was $7.4 million compared to $6.7 million for the six months ended June 30, 2006. The increase of $0.7 million in cash flow in the first half of 2007 was primarily due to the gain on disposal of CLPE, net of minority interest.

Cash provided by investing activities for the six months ended June 30, 2007 was $67.7 million compared to cash used of $5.6 million for the six months ended June 30, 2006. The increase of $73.3 million in cash flow was due to the proceeds of $68 million received from the Sale of CLPE, partially offset by a decrease of $5.3 million in capital expenditures.

Cash used in financing activities for the first half of 2007 was $65.6 million compared to $1.9 million for the first half of 2006. In the first half of 2007, financing activities included cash used of $19.3 million in repayments of its long-term debt, $0.8 million for repayments of capital lease obligations, $43.2 million for cash distributions to shareholders and minority interest, and $2.3 million for repayments of line of credit. In the first half of 2006, financing activities included cash used of $1 million in repayments of its long-term debt, $1.2 million for repayments of capital lease obligations and $1.3 million in cash distributions to shareholders and minority interest, partially offset by cash provided of $1.4 million in borrowings under the line of credit.

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

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed pursuant to Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of June 30, 2007, which revealed that the following material weaknesses previously identified continue to exist:

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

During the quarter ended June 30, 2007, the Trust appointed a new Chief Financial Officer who is a Certified Public Accountant with approximately 29 years of professional accounting experience, including prior experiences as a financial officer of publicly traded companies.

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

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

On March 20, 2007, the Plaintiff commenced a derivative action, in Suffolk Superior Court, Commonwealth of Massachusetts. Paul Bergeron v. Ridgewood Electric Power Trust V, et al., Suffolk Superior Court, Docket No. 07-1205 BLS1 (“Bergeron II”). The Plaintiff joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities to an unaffiliated entity was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by the Plaintiff for an injunction. The case was then removed by the defendants to the same District Court as Bergeron I, but the District Court remanded the case to Massachusetts Superior Court on July 5, 2007, where it is presently pending. On February 29, 2008, the Plaintiff filed an amended complaint in Bergeron II adding two additional investors, one in Trust V and one in the Growth Fund, as additional plaintiffs. On March 12, 2008, the defendants’ Motion to Dismiss Bergeron as a plaintiff in the Bergeron II matter due to potential conflicts he has with the Bergeron I matter was denied by the Superior Court. Discovery will now begin in the Bergeron II matter. As of the date of this filing, no trial date has been set.

All defendants in Bergeron I and Bergeron II deny the allegations and intend to defend both actions vigorously.

ITEM 1A. RISK FACTORS

 There have been no material changes to the risk factors disclosed in the Trust’s 2006 Form10-K.

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