Form 10-Q
period 2007-09-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2008-03-19
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐               Accelerated filer  ☐               Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of January 31, 2008, there were 932.8875 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$9,281	$398
Current assets related to discontinued operations	-	24,272
Due from affiliates	739	1,232
Prepaid expenses and other current assets	56	26
Total current assets	10,076	25,928
Notes receivable, affiliates	5,162	4,859
Investments	9,004	8,657
Noncurrent assets related to discontinued operations	-	74,894
Other assets	285	285

Total assets	$24,527	$114,623

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$145	$93
Current liabilities related to discontinued operations	-	30,247
Due to affiliates	2,345	291
Total current liabilities	2,490	30,631
Minority interest	320	-
Noncurrent liabilities related to discontinued operations	-	71,220
Total liabilities	2,810	101,851

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (932.8875 Investor Shares issued and
outstanding)	22,388	13,435
Managing Shareholder’s accumulated deficit (1 management
share issued and outstanding)	(671)	(663)
Total shareholders’ equity	21,717	12,772

Total liabilities and shareholders’ equity	$24,527	$114,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Operating expenses:
General and administrative expenses	$1,213	$522	$363	$372
Management fee to Managing Shareholder	1,749	1,749	583	583
Total operating expenses	2,962	2,271	946	955

Loss from operations	(2,962)	(2,271)	(946)	(955)

Other income (expense):
Equity in income (loss) of Maine Hydro	197	672	(351)	(83)
Equity in income of Indeck Maine	708	358	260	549
Equity in income of NEH	93	16	88	23
Equity in income (loss) of US Hydro	67	376	(100)	(35)
Interest income	606	337	214	118
Interest expense	(14)	(67)	-	(36)
Other expense, net	(25)	-	-	-
Total other income, net	1,632	1,692	111	536

Loss before discontinued operations	(1,330)	(579)	(835)	(419)

Income (loss) from discontinued operations including related gain on
disposal (see Note 3), net of income tax and minority interest	38,650	(140)	(37)	69

Net income (loss)	37,320	(719)	(872)	(350)

Foreign currency translation adjustment	(1,041)	(6)	33	(11)

Comprehensive income (loss)	$36,279	$(725)	$(839)	$(361)

Managing Shareholder - Net loss	$(12)	$(8)	$(9)	$(4)

Shareholder (loss) income:
Continuing operations	$(1,317)	$(573)	$(827)	$(415)
Discontinued operations	38,649	(138)	(36)	69

Net (loss) income per Investor Share:
Continuing operations	$(1,411)	$(614)	$(886)	$(444)
Discontinued operations	41,429	(148)	(39)	74

Distributions per Investor Share	$30,250	$2,250	$750	$1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(unaudited, in thousands)

		Managing	Total
	Shareholders'	Shareholder	Shareholders'
	Equity	(Deficit)	Equity

Balance at December 31, 2006	$13,435	$(663)	$12,772
Net income (loss)	37,332	(12)	37,320
Foreign currency translation adjustment	(1,041)	-	(1,041)
Capital contributions	879	9	888
Cash distributions	(28,217)	(5)	(28,222)

Balance at September 30, 2007	$22,388	$(671)	$21,717

		Managing	Total
	Shareholders'	Shareholder	Shareholders'
	Equity	(Deficit)	Equity

Balance at December 31, 2005	$16,289	$(635)	$15,654
Net loss	(712)	(7)	(719)
Foreign currency translation adjustment	(6)	-	(6)
Cash distributions	(2,099)	(21)	(2,120)

Balance at September 30, 2006	$13,472	$(663)	$12,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$37,320	$(719)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	582	5,692
Forgiveness of unpaid and accrued interest on management fees	888	-
Impairment of plant and equipment	-	422
Gain on disposal of discontinued operations	(54,979)	-
Loss on sale leaseback	-	157
Amortization of deferred financing costs	18	87
Interest income on notes receivable	(303)	(303)
Minority interest in the earnings (loss) of subsidiaries	16,497	(209)
Deferred income taxes	(29)	427
Restricted cash	2,482	1,051
Equity interest in income of:
Maine Hydro	(197)	(672)
Indeck Maine	(708)	(358)
NEH	(93)	(16)
US Hydro	(67)	(376)
Cash distributions from Maine Hydro	750	950
Cash distributions from US Hydro	-	1,037
Changes in operating assets and liabilities:
Accounts receivable	(424)	83
Unbilled receivables	1,441	(1,363)
Inventory	(61)	(108)
Prepaid expenses and other current assets	(208)	(150)
Accounts payable	(147)	659
Accrued expenses	3,105	2,465
Due to/from affiliates, net	2,194	1,315
Other liabilities	(478)	571
Total adjustments	(29,737)	11,361
Net cash provided by operating activities	7,583	10,642

Cash flows from investing activities:
Capital expenditures	(312)	(8,800)
Proceeds from disposal of discontinued operations, net of cash transferred	67,965	-
Net cash provided by (used in) investing activities	67,653	(8,800)

Cash flows from financing activities:
Repayments of long-term debt	(19,270)	(1,985)
(Repayments) borrowings from line of credit facility	(2,349)	2,000
Repayments of capital lease obligations	(818)	(1,855)
Cash distributions to minority interest	(15,674)	(79)
Cash distributions to shareholders	(28,222)	(2,120)
Net cash used in financing activities	(66,333)	(4,039)

Effect of exchange rate on cash and cash equivalents	(20)	507

Net increase (decrease) in cash and cash equivalents	8,883	(1,690)
Cash and cash equivalents, beginning of period	398	7,706
Cash and cash equivalents, end of period	$9,281	$6,016

Supplemental disclosure of cash flow information:
Construction advances converted to capital lease	$-	$14,529

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

In the opinion of management, the condensed consolidated financial statements as of September 30, 2007, and for the nine and three month periods ended September 30, 2007 and 2006, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the nine and three month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

The accompanying unaudited condensed consolidated financial statements give effect to the sale (the “Sale”) of the interests of Ridgewood UK, LLC (“RUK”) in CLPE Holdings Limited (“CLPE”) (see Note 3). The operating results of RUK, including CLPE, are presented as discontinued operations for the nine and three months ended September 30, 2007 and 2006 and the balance sheet at December 31, 2006 has been modified to present the assets and liabilities of CLPE as assets and liabilities related to discontinued operations.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Revenue from operations of discontinued business	$7,552	$31,314	$-	$12,112

Income (loss) from operations of discontinued business	$139	$78	$(54)	$170
Gain on disposal	54,979	-	-	-
Income tax benefit (expense)	29	(427)	-	(109)
Minority interest in the (earnings) loss of subsidiaries	(16,497)	209	17	8
Income (loss) from discontinued operations	$38,650	$(140)	$(37)	$69

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

5.   INVESTMENTS

Maine Hydro

Summarized statements of operations data for Maine Hydro for the nine and three months ended September 30, 2007 and 2006 is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Revenues	$2,832	$3,612	$97	$581

Gross profit (loss)	728	1,477	(616)	(106)

Income (loss) from operations	394	1,393	(702)	(152)

Net income (loss)	$394	$1,344	$(702)	$(167)

Trust share of income (loss) in Maine Hydro	$197	$672	$(351)	$(83)

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Indeck Maine

Summarized statements of operations data for Indeck Maine for the nine and three months ended September 30, 2007 and 2006 is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Revenues	$27,517	$24,566	$9,188	$8,881

Gross profit	3,228	2,531	1,056	1,767

Income from operations	2,922	2,250	1,013	1,609

Net income	$1,838	$1,154	$653	$1,256

Trust share of income in Indeck Maine	$708	$358	$260	$549

The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciates the fixed assets over their remaining useful lives using the unit of production method.  Depreciation expense of $211 and $219 for the nine months ended September 30, 2007 and 2006, respectively, and depreciation expense of $66 and $79 for the three months ended September 30, 2007 and 2006, respectively, is included in the equity income from Indeck Maine in the condensed consolidated statements of operations.

NEH

Summarized statements of operations data for NEH for the nine and three months ended September 30, 2007 and 2006 is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Revenues	$7,548	$5,993	$2,885	$2,456

Gross profit	3,000	1,151	1,285	510

Income from operations	1,287	263	716	201

Net income	$657	$112	$622	$163

Trust share of income in NEH	$93	$16	$88	$23

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

US Hydro

Summarized statements of operations data for US Hydro for the nine and three months ended September 30, 2007 and 2006 is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Revenues	$2,932	$4,388	$310	$626

Gross profit (loss)	865	2,304	(420)	(79)

(Loss) income from operations	(258)	1,356	(746)	(427)

Net income (loss)	$209	$1,287	$(361)	$(119)

Trust share of income (loss) in US Hydro	$67	$376	$(100)	$(35)

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

7.  TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement. Under the terms of the management agreement, the Managing Shareholder provides certain management, administrative and advisory services and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the total contributed capital of the Trust, or $2,332 annually, as compensation for such services. During the first nine months of 2007, the Managing Shareholder forgave $888 of unpaid accrued management fees and related interest, which were recorded as capital contributions. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

The Trust records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivable from the other affiliates do not bear interest. At September 31, 2007 and December 31, 2006, the Trust had outstanding receivables and payables as follows:

	Due from affiliates		Due to affiliates
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006

Ridgewood Power Management LLC	$320	$329	$-	$-
RRP	-	534	313	-
Growth Fund	349	-	251	251
US Hydro	-	-	341	13
Maine Hydro	-	-	197	6
Indeck Maine	-	-	9	16
NEH	4	53	-	-
PowerBanks	-	-	1,229	-
Other affiliates	66	316	5	5
Total	$739	$1,232	$2,345	$291

8.  SUBSEQUENT EVENTS

In October 2007, the Managing Shareholder announced that it intends to market for sale the assets of NEH and in January 2008, announced that it also intends to market for sale Indeck Maine, Maine Hydro and US Hydro.

In the fourth quarter of 2007, the Managing Shareholder waived $1,387 due from the Trust relating to professional services, which was recorded as a capital contribution at that time. The waiver included $1,285 of the Trust’s intercompany payables existing at September 30, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of September 30, 2007 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document.  Results of operations for the nine and three month periods ended September 30, 2007 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2006 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.  These statements are based upon management’s opinions and estimates as of the date they are made.  Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2006 Trust’s Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

Results of Operations and Changes in Financial Condition

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

General and administrative expenses increased by $0.7 million, from $0.5 million in the first nine months of 2006 to $1.2 million for the same period in 2007. The increase was primarily attributable to increases in professional fees.

For the nine months ended September 30, 2007, the Trust recorded equity income of $0.2 million from its investment in Maine Hydro compared to equity income of $0.7 million for the same period in 2006. The decrease in equity income of $0.5 million was primarily the result of decreased energy revenues resulting from lower production and an increase in professional fees, partially offset by a decrease in repairs and maintenance expense in the first nine months of 2007 as compared to the same period in 2006.

For the nine months ended September 30, 2007, the Trust recorded equity income of $0.7 million from its investment in Indeck Maine compared to equity income of $0.4 million for the same period in 2006. The increase in equity income of approximately $0.3 million was primarily due to increased gross profit resulting from higher production and electricity prices in the first nine months of 2007 as compared to the same period in 2006.

For the nine months ended September 30, 2007, the Trust recorded equity income of $0.1 million from it investment in US Hydro compared to equity income of $0.4 million for the same period in 2006. The decrease in equity income of $0.3 million was primarily due to lower outputs resulting from lower levels of precipitation and an increase in professional fees expense, partially offset by an increase in income tax benefit the first nine months of 2007 as compared to the same period in 2006.

Interest income increased by $0.3 million from $0.3 million in the first nine months of 2006 to $0.6 for the same period in 2007, reflecting higher average cash balances in the 2007 period.

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

Total assets at September 30, 2007 were $24.5 million, a decrease of $90.1 million from the December 31, 2006 balance of $114.6 million. This decrease was primarily due to a decrease of $99.2 million in assets relating to the Sale of CLPE and related cash distributions, partially offset by an increase of $8.9 million in cash.  Total liabilities decreased by approximately $99.1 million from $101.9 million at December 31, 2006 to $2.8 million at September 30, 2007, primarily due to the Sale of CLPE.

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

For the three months ended September 30, 2007, the Trust recorded equity loss of $0.4 million from its investment in Maine Hydro compared to equity loss of $0.1 million in the 2006 period. The increase in equity loss of $0.3 million was primarily the result of decreased energy revenues resulting from lower production partially offset by a decrease in repairs and maintenance expense in the third quarter of 2007 as compared to the third quarter of 2006.

For the three months ended September 30, 2007, the Trust recorded equity income of $0.3 million from its investment in Indeck Maine compared to equity income of $0.5 million for the same period in 2006. The decrease in equity income of approximately $0.2 million was primarily due to an increase in repairs and maintenance expense in the third quarter of 2007 as compared to the third quarter of 2006.

Liquidity and Capital Resources

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

At September 30, 2007, the Trust had cash and cash equivalents of $9.3 million, an increase of $8.9 million from December 31, 2006. The cash flows for the first nine months of 2007 were $7.5 million provided by operating activities, $67.7 million provided by investing activities, $66.3 million used in financing activities and a $20,000 negative effect of foreign exchange on cash and cash equivalents.

Cash provided by operating activities for the nine months ended September 30, 2007 was $7.5 million as compared to $10.6 million used in operating activities for the nine months ended September 30, 2006. The increase of $3.1 million in cash flow in the first nine months of 2007 was primarily due to the gain on disposal of CLPE, net of minority interest.

Cash provided by in investing activities was $67.7 million for the nine-month periods ended September 30, 2007 compared to $8.8 million used in investing activities for the same period in 2006. The increase of $76.5 million in cash flow was due to the proceeds of $68 million received from the Sale of CLPE, partially offset by a decrease of approximately $8.5 million in capital expenditures.

Cash used in financing activities for the first nine months of 2007 was $66.3 million compared to $4 million for the first nine months of 2006. In the first nine months of 2007, financing activities included cash used of $19.3 million in repayments of the long-term debt, $0.8 million for repayments of capital lease obligations, $43.9 million for cash distributions to shareholders and minority interest, and $2.3 million for repayments of the line of credit. In the first nine months of 2006, cash used in financing activities included cash used of $2 million in repayments of the long-term debt, $1.9 million for repayments of capital lease obligations and $2.2 million in cash distributions to shareholders and minority interest, partially offset by cash provided of $2 million in borrowings under the line of credit.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in the Trust’s 2006 Form10-K.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed pursuant to Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Trust as of September 30, 2007, which revealed that the following material weaknesses previously identified continue to exist:

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

The Trust believes that the completion of the expansion of the accounting and financial reporting staff and the implementation of the above procedures will mitigate the above weaknesses. However, due to the Trust’s delinquencies in meeting its filing deadlines under the Exchange Act, the Trust expects these deficiencies to continue to be material weaknesses at least until such time as the Trust is able to make its Exchange Act filings on a timely basis.

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

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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