Form 10-K
period 2007-12-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2008-03-26
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐            Accelerated filer   ☐            Non-accelerated filer   ☐            Smaller reporting company   ☒
                                                                                             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒

There is no market for the Investor Shares. The number of Investor Shares outstanding at January 31, 2008 was 932.8875.

 FORM 10-K

PART I

Forward-Looking Statements

Certain statements discussed in Item 1. “Business”, Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

The Trust has focused primarily on small-scale electricity generation projects using renewable sources of fuel and on water treatment facilities in remote locations serving hotel resort developments. These projects allow the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2007, the projects in which the Trust had investments were located in the United States and Egypt. As of that date, the Trust had investments in biomass-fueled electricity generating projects in the US with total generating capacity of 49 megawatts (“MW”), in hydro-electric generating projects in the US with total capacity of 26.3MW, and in projects in Egypt with the capacity to produce approximately 29,100 cubic meters (approximately 7.7 million gallons) of potable water per day and electricity generating capacity of 23.8MW. The Trust previously owned landfill gas fired electric projects located in the United Kingdom, which were sold in February 2007.

The Managing Shareholder announced that it intends to market the Trust’s water desalinization, biomass and hydro-electric projects for sale. These assets represent the remaining investments of the Trust. As of the date of this filing, the Managing Shareholder is evaluating multiple non-binding bids for the acquisition of the biomass projects. The Managing Shareholder cannot project the timing of this sale process or that any sales will occur.

The Trust initiated its private placement offering in April 1996 selling whole and fractional shares of beneficial interests of $100,000 per share (“Investor Shares”). There is no public market for Investor Shares and one is not likely to develop. In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Trust’s Declaration of Trust (“Declaration of Trust”) and applicable federal and state securities laws. The offering was concluded in April 1998 and raised approximately $93 million. After payment of offering fees, commissions and investment fees, the Trust had $76 million for investments and operating expenses. As of January 31, 2008, the Trust had 932.8875 Investor Shares outstanding, held by 1,817 shareholders.

Managing Shareholder

RRP, via a predecessor corporation, was founded in 1991 by Robert E. Swanson. As the Managing Shareholder, RRP has direct and exclusive control over the management of the Trust’s operations. With respect to project investments, RRP locates potential projects, conducts appropriate due diligence and negotiates and completes the transactions in which the investments are made by the Trust.

In addition, RRP performs (or arranges for the performance of) the operation and maintenance of the projects invested in by the Trust and the management and administrative services required for Trust operations. Among other services, RRP administers the accounts and handles relations with the shareholders, including tax and other financial information. RRP also provides the Trust with office space, equipment and facilities and other services necessary for its operation.

As compensation for its management services, the Managing Shareholder is entitled to (i) an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Trust’s shareholders, and (ii) a 20% interest in the cash distributions made by the Trust in excess of certain threshold amounts expressed in terms of shareholder returns. The Managing Shareholder is also entitled to receive reimbursement from the Trust for operating expenses incurred by the Trust, or on behalf of the Trust and paid by RRP, as the Managing Shareholder. RRP has arranged for administrative functions required to be performed for the Trust to be performed by an affiliate, Ridgewood Power Management LLC (“RPM”), and at RPM’s costs, such costs are reimbursed to RPM by the Trust. RRP also serves as the Managing Shareholder (or managing member as appropriate) of a number of affiliated trusts and investment vehicles similar to the Trust and, through RPM, provides services to those entities similar to those provided to the Trust.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Trust.

Projects and Properties

The following table is a summary of the Trust’s investment portfolio as of December 31, 2007 detailing the nature of the business, the portion of the investment owned by the Trust and the number of projects in each investment.

Company	No. of Sites	Trust Interest	Leased/ Owned[1]	Purpose	Structure[2]

IIndeck Maine[3]	2 locations	25%	Owned	Electricity generation	Industrial compound

Ridgewood Egypt[4]	19 locations	14.1%	Leased	1 – Power only 10 – Water only 8 – Water & power	Block/slab

Maine Hydro[5]	14 locations	50%	Owned	Hydro-electric generation	Integral to river dams

US Hydro[6]	7 locations	29.2%	Leased and owned	Hydro-electric generation	Integral to river dams

[1]	Refers to the locations on which the Trust’s projects are located and not the projects themselves.

[2]	Describes the type of structure in which the projects of the Trust are housed.

[3]	Co-owned with Ridgewood Electric Power Trust IV (“Trust IV”) (25%) and Indeck Energy Services LLC ("Indeck"), an unaffiliated entity (50%). Both plants are located in Maine.

[4]	Co-owned with The Ridgewood Power Growth Fund (“Growth Fund”) (68.1%) and the Ridgewood Egypt Fund (“Egypt Fund”) (17.8%). All Egyptian sites are located on or near the Red Sea.

[5]	Co-owned with Trust IV (50%). All sites are located in Maine.

[6]	Co-owned with the Growth Fund (70.8%). Six US Hydro sites are located on the Eastern Seaboard of the United States and one in California.

Indeck Maine

In June 1997, the Trust and Trust IV (collectively the “Ridgewood Indeck Investors”) purchased equal portions in a preferred membership interest in Indeck Maine Energy, L.L.C., an Illinois limited liability company (“Indeck Maine”) that owns two electric power generating stations fueled by clean wood biomass at West Enfield and Jonesboro, both in Maine. Indeck, an entity unaffiliated with the Trust, owns the remaining membership interest in Indeck Maine and was the seller in the June 1997 transaction. Ridgewood Indeck Investors have a preferred membership interest entitling them to receive all net cash flow from operations each year until they receive an 18% annual cumulative return on their capital contributions to Indeck Maine.

From January 1998 through June 2005, Ridgewood Indeck Investors in Indeck Maine loaned an aggregate of approximately $8.2 million to Indeck Maine, in proportion to their ownership interests.

Each of the Indeck Maine projects has a capacity of 24.5MW and each uses a steam turbine to generate electricity. The plants were commissioned in November 1987 and use wood chips, bark, tree limbs and tops and other forest-related biomass as fuel. The Indeck Maine projects are members of the New England Power Pool (“NEPOOL”) and have historically sold their output to the ISO New England, a regional transmission organization serving the New England states. In September 2007, Indeck Maine was awarded a six-month contract to supply electricity to a specified segment of the Maine electricity consumers market. An amount of electricity equal to approximately 50% of the output of the plants during the period of the contract was sold and delivered pursuant to this award. The contract expired at the end of February 2008.

In 1997, Massachusetts enacted the Electric Restructuring Act of 1997 (the “Restructuring Act”), which among other things, requires that all retail electricity suppliers in Massachusetts (i.e. those entities supplying electric energy to retail end-use customers in Massachusetts) purchase a minimum percentage of their electricity supplies from qualified new renewable generation units powered by one of several renewable fuels, such as solar, biomass or landfill methane gas. Beginning in 2003, each such retail supplier must obtain at least one percent of its supply from qualified new renewable generation units. Each year thereafter, the requirement increases one-half of one percentage point until 2009, when the requirement equals four percent of each retail supplier’s sales in that year. Subsequent to 2009, the increase in the percentage requirement will be determined and set by the Massachusetts Division of Energy Resources (“DOER”).

Indeck Maine and several of its affiliates have an agreement with a power marketer for which they are committed to sell Renewable Portfolio Standards and certain other environmental attributes (“RPS Attributes”) derived from their electricity generation.  The agreement provides such power marketer with six separate annual options to purchase such attributes from 2004 through 2009 at fixed prices, as defined.  If Indeck Maine and its affiliates fail to supply the required number of RPS Attributes, penalties may be imposed. In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and Indeck Maine and its affiliates produce insufficient RPS Attributes for such option year, Indeck Maine and its affiliates face a penalty, which is adjusted annually for the change in the consumer price index, among other things, of up to approximately $3.8 million, measured using factors in effect at December 31, 2007, for that option year and any other year in which an option has been exercised and insufficient RPS Attributes have been produced. Pursuant to the agreement, Indeck Maine is liable for 70% of the total penalty, but may be liable up to 100% in the event of a default of its affiliates. The power marketer exercised its option to purchase 2008 RPS Attributes. In 2007, Indeck Maine satisfied and delivered RPS Attributes as prescribed in the agreement and, therefore, no penalties were incurred.

Indeck Maine qualifies for Section 45 federal tax credits. The federal tax credit eligibility of the projects is expected to continue until the fourth quarter of 2009.

Ridgewood Egypt

In 1999, the Trust and the Growth Fund jointly formed and funded Ridgewood Near East Holdings LLC (“NEH”) to develop electric power and water purification plants for resort hotels along the Red Sea in Egypt. In 2000, Growth Fund made additional investments and acquired majority ownership of NEH, which wholly owns Ridgewood Egypt For Infrastructure, LLC (Egypt) (“REFI”). In 2001, the Egypt Fund, an affiliate of the Growth Fund and the Trust, made contributions to NEH in exchange for a minority interest.

In December 2001, NEH, through REFI, purchased a 28% equity interest in Sinai For Environmental Services S.A.E. (“Sinai”), which owns a 5,500 cubic meters (1.5 million gallon) per day water desalinization plant in Egypt. In February 2002, REFI made an additional investment to increase its ownership to 53% and gain control of Sinai. During 2006, REFI was granted an additional interest in Sinai in return for having provided Sinai with certain machinery and equipment bringing its total ownership to 66.4%.

The facilities of REFI source feedwater from shallow wells or directly from the Red Sea and use reverse osmosis filtration to produce potable water for sale. Certain of the facilities of REFI are located at or adjacent to their hotel customers’ sites while others are stand-alone facilities that deliver product water by pipeline. The facilities of REFI are modular and mobile and can be relocated to accommodate shifts in demand. As of December 31, 2007, REFI owns one project that supplies only electricity, ten that provide only potable water and eight that provide both water and electricity generation. The projects generally sell their output under contracts and other arrangements at prevailing market rates. REFI has the capacity to make 23,600 cubic meters (approximately 6.2 million gallons) per day of potable water and 23.8MW of electricity. As a matter of operational management, REFI has a practice of continual evaluation of its projects and relocates capacity between locations in order to meet changes in demand from its customers. The electricity generating capacity of REFI is used primarily by its own water treatment plants thereby displacing electricity the water plants would otherwise have to purchase from third parties. This arrangement helps REFI control costs and increase reliability. The business of REFI is managed and operated by employees of REFI, with its main office located in Cairo, Egypt.

A portion of the assets of Sinai are collateral for a Sinai bank term loan facility.

Maine Hydro

In August 1996, the Trust and Trust IV formed Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) for the purpose of acquiring a portfolio of hydro-electric facilities from CHI Energy, Inc. The Trust and Trust IV own equal interests in Maine Hydro. In December 1996, Maine Hydro acquired 14 hydro-electric projects located in Maine from CHI Energy, Inc. for $13.4 million. The projects acquired have a combined 11.3MW of generating capacity and are operated under contract by RPM on an at-cost basis.

The majority of electricity generated by the Maine Hydro projects has been sold under long-term electricity sales contracts with either Central Maine Power or Bangor Hydro-Electric Company. One of the purchase agreements expired in 2007, eleven expire at the end of 2008 and one each expires in 2014 and 2017. As the contracts expire, the affected projects expect to sell their output on the wholesale power market.

US Hydro

As a result of transactions with Synergics, Inc., that occurred from April 2000 through November 2002, the Trust and the Growth Fund acquired seven hydro-electric generating facilities with 15MW of generating capacity and notes receivable to be repaid from the output of an additional project with 4MW of generating capacity. US Hydro has since reached a settlement eliminating the notes receivable.

As of December 31, 2007, four projects sold their electric output to local utilities pursuant to power contacts and three sold electric output at open market prices. Of the seven projects, three are located in Virginia; two are in New York, one in California and one in Rhode Island. The projects are managed by RPM under an operations and maintenance agreement that provides for US Hydro to pay the actual cost of project operations and maintenance along with an allocation of actual overhead to provide for administrative services.

Ridgewood UK

In May 1999, Ridgewood UK, LLC (“RUK”) was formed as a New Jersey limited liability company and was re-domiciled to Delaware in December 2002. Prior to February 22, 2007, RUK, through its subsidiary, CLPE Holding Limited (“CLP”), was in the business of extraction of methane-containing gas from landfill sites in England, Scotland and Wales, the use of that gas as fuel for generating electricity and the sale of that electricity.

On January 23, 2007, RUK entered into a sale agreement (the “Sale Agreement”) along with Arbutus Energy Ltd. (Jersey), (“Arbutus”), and Ridgewood ROC 2003 LLC (“ROC I”), Ridgewood ROC II 2003 LLC (“ROC II”), Ridgewood ROC III 2003 LLC (“ROC III”), Ridgewood ROC IV 2004 LLC (“ROC IV”), and together with ROC I, ROC II and ROC III (the “Ridgewood ROCs”), each of which is a wholly-owned subsidiary of a corresponding Ridgewood Renewable PowerBank Fund (the “PowerBank Funds”), as sellers (collectively, the “Sellers”), with MEIF LG Energy Limited (the “Buyer”), as the purchaser.

On February 22, 2007, RUK completed the sale (the “Sale”) of all of the issued and outstanding shares of CLP (the “Shares”). Under the Sale Agreement, the Buyer acquired (i) 100% of Shares from RUK and Arbutus, and (ii) substantially all of the assets (the “Assets”) of the PowerBank Funds. The Assets and the Shares constitute all the landfill gas business located in the United Kingdom of the Trust, Growth Fund and the PowerBank Funds.

The Sellers gave a number of warranties and indemnities to the Buyer in connection with the Sale that it considered typical of such transactions. Should there be a breach of the warranties or should an indemnifiable event occur, the Buyer could make claims against the Sellers, including the Trust. Management of the Trust does not believe there is a material likelihood that such a claim will arise or that, should such a claim arise, the Trust would incur a material liability. This belief is based, in part, on the Sellers having purchased warranty and indemnity insurance to minimize such risk. There are no current plans to reserve or provide an escrow for the contingent liabilities represented by these warranties and indemnities. As of the date of this filing, the Trust is not aware of any such claims.

Project Feedstock/Raw Materials

Each project of the Trust converts a raw material into a finished product and the arrangements for obtaining these raw materials are a key element in the business of the Trust.

The Egyptian water projects rely on two feedstocks for their output. The first is feedwater which can come either from shallow wells that occur along the Red Sea coast or from the Red Sea itself and, in all cases, from a source nearby the plant that processes the feedwater. In the case of well water, the feedwater is typically brackish, meaning that it has a briny character but does not have as many impurities (primarily salts) as seawater. The feedwater is processed through reverse osmosis filtration so that a portion becomes fresh or “product” water, which is sold, and the remainder becomes reject water which must be disposed of either by returning it to the Red Sea or by injecting into wells designed for that purpose. As a general matter, the more the feedwater is like fresh water, the lower the processing cost and the greater the portion that becomes product water. Though the quality varies depending on location, well water is generally preferred to seawater. Seawater must undergo pre-treatment before being processed using reverse osmosis. In order to obtain good quality feedwater wells and suitable reject water wells, NEH must negotiate with parties owning water rights. A variety of payment arrangements exist as a result of these negotiations.

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

The two plants of Indeck Maine use wood chips, bark, tree limbs and tops and other forest-related biomass as fuel, which is burned in circulating fluidized bed boilers to make steam which drives turbine generators. This fuel supply is obtained using a systematic procurement effort from a large number of local suppliers. These suppliers are active participants in the Maine regional wood products industry.

The Trust’s hydro-electric projects are all located on, and are integral parts of, dams on river ways. Of the twenty-one projects of the Trust, eighteen are considered run-of-river, meaning that they generate such electricity as the natural flow of the river will produce with little or no ability to alter its flow rate or store water up-river of the dam. Output of these projects (and hence revenue) is characterized by high degrees of variability and seasonality. The other three hydro-electric projects are associated with dams used to create reservoirs that store water, which tends to make production from the generating facility more level. The projects do not make payments for throughput water.

Competition

Since Indeck Maine has historically sold output in its wholesale markets, competition is focused on wood supplies as the projects compete mostly with non-power generation businesses like paper and lumber companies for forest material. This competition is based on price, consistency of demand and relationships with suppliers. The Indeck Maine projects also compete for this material, in part, by their ability to use clean biomass that is waste-wood in certain other applications. Also, there are geographic limits to this competition because this clean biomass can only be economically transported over relatively short distances. Beginning in 2006, Indeck Maine has competed in the market to deliver electricity to final customers through supply auctions. Success in such auctions is based largely on price, reliability and financial strength. Indeck Maine competes with other renewable energy producers for the sale of its RPS Attributes.

Competition in the market for providing potable water to hotel resort developments is primarily driven by obtaining supply agreements and the rights to locate on the site of a customer. Secondary competitive factors are price, service and reliability of supply. Once a supply relationship has been established with a customer, a supplier is very difficult for a competitor to dislodge.

The majority of the power generated from hydro-electric projects is sold pursuant to long-term contracts, and as a result, these facilities do not face competition in the sale of their finished product.

Seasonality/Weather Effects

Ground conditions in the tree harvesting areas that the Indeck Maine projects look to for fuel can have a considerable impact on the price, quality and availability of that fuel. During periods of spring and fall rains and during periods of spring thaw, fuel suppliers may not have suitable access to tree-harvesting areas for the purpose of bringing fuel out of those areas. Also, fuel collected during these times tends to have a higher moisture content which reduces its value as a fuel. The prices received by Indeck Maine for its electricity output follow seasonal demand trends so that prices tend to be lower in the moderate spring and fall and higher in the winter and summer when demand for heating and cooling increases.

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

The output of the Trust’s hydro-electric projects is affected by seasonal weather patterns including rainfall and snowpack runoff. These factors tend to concentrate the output of these projects in the spring and fall with little or no output in the winter and summer months. Management of these sites takes advantage of these patterns to perform maintenance during periods of low output. Because river flows are the dominant factor in determining the output of the hydro-electric projects, output can vary widely from year-to-year based on amounts of rain and snowfall.

Government Incentives and Regulation

Projects of the Trust have been subject to energy and environmental laws and regulations at the federal, state and local levels in connection with development, ownership, operation, geographical location, zoning and land use of a project and emissions and other substances produced by a project. These energy and environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operates in compliance with such permits and approvals.

Indeck Maine qualifies for incentives because of its use of renewable fuel, as described under “Projects and Properties – Indeck Maine”, above.

At the inception of NEH business, there was little development or development infrastructure along the Red Sea and parties making investments in these areas were eligible for 10-year income tax holidays. REFI qualified for such an income tax holiday, which commenced on January 1, 2001 and will run through December 31, 2010. The projects of REFI are subject to routine regulatory oversight, which is executed mostly at the local level and consists primarily of zoning and work-place safety regulations that the Trust does not consider onerous.

All of the Trust’s projects, except NEH, operate under Qualifying Facility Certifications issued by the Federal Energy Regulatory Commission. Even though these projects have no employees, they are affected by general employment regulations in the jurisdictions of its facilities through the RPM operations and maintenance agreements. The Trust considers these regulations to be routine and does not consider the cost of compliance to be material.

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

Insurance

The Trust has in place, either directly or through investee companies, insurance typical for activities such as those conducted by the Trust. These policies include property and casualty, business interruption, workman’s compensation and political risk insurance, which the Trust believes to be appropriate.

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

Regulatory changes, such as the ability of the Egyptian projects to discharge the reject water that is a byproduct of the purification process and provision for fish passage in hydro-electric projects, could impact the operations of the Trust’s projects. Such changes could increase costs at the affected projects or prevent certain projects from operating.

The Trust’s projects sell at open market prices and could be adversely impacted by unfavorable changes in market prices.

Indeck Maine sells electricity at open market prices as do portions of the Trust’s hydro-electric projects. If market prices for electricity fall sufficiently, these projects may not be able to operate profitably.  Indeck Maine also sells a portion of the RPS Attributes it produces at market prices. These market prices are highly dependent on the available supply of RPS Attributes. The supply of available RPS Attributes is anticipated to increase in the coming years. If this increase in supply results in a decrease in the market prices for RPS Attributes, such a decline would impact the profitability of Indeck Maine, and, if severe enough, could result in a suspension of its operations.

The Trust’s biomass business can be affected by factors including weather and business conditions in other industries.

Greater than normal amounts of rain or snowfall, while benefiting hydro-electric projects of the Trust, could adversely affect the ability of suppliers to provide wood fuel to the Indeck Maine projects, which could result in increased supply costs. Conversely, moderate weather could adversely affect the prices Indeck Maine receives for its electricity generation. As a result, the projects could have to reduce production, or alternatively, suspend operations. Changes in conditions of the paper, lumber or other wood-products industries in the area of the plants could increase competition for the material used by the Indeck Maine projects for fuel. Such a circumstance could adversely impact operations of the projects by reducing availability of fuel to the plants or by increasing the cost of fuel.

The Trust’s investment in the Egyptian water desalinization business depends on the willingness and ability of tourists to travel to the Egyptian Red Sea resort areas. Factors that reduce that tourism, including acts of terrorism, could have an adverse impact on the business of the Trust.

REFI serves remote hotel resort communities that depend on the willingness and ability of tourists to make discretionary journeys to the Egyptian Red Sea areas. Factors decreasing the willingness or ability of tourists to make these journeys will reduce the demand for the output of the water projects of the Trust. These factors include, but are not limited to, acts of terrorism, the cost of travel to the area and general tourism industry trends. The resort areas of Egypt have experienced acts of terrorism in the past and it is possible that such acts could result in dramatically reduced tourism to the area which would likely have an adverse impact on the output quantity and price of the Trust’s products. Material increases in the cost of travel to the area for reasons such as increases in airfares, taxes or accommodations or other unrelated changes in traveler preferences can also adversely affect the demand for the products of REFI. The projects of REFI have no alternative markets for their products.

The Trust’s hydro-electric business can be affected by adverse weather conditions.

The Trust’s hydro-electric generation projects rely on rainfall and snowfall to provide water flow for electricity production. Rainfall and snowfall vary from year-to-year and an extended period of below-normal rainfall and/or snowfall would significantly reduce electricity revenue. Each project is entirely dependent on the water flow through where it is located.

The Trust has a significant portion of its investments located outside the United States that can be affected by events beyond the Trust’s control.

The Trust has a significant investment in Egypt. As a result, the Trust is subject to certain foreign-related risks, including changes in domestic and foreign government regulations, licensing requirements, tariffs or taxes and other trade barriers, exchange controls, expropriation, and political and economic instability, including fluctuations in the value of foreign currencies. Certain of these risks may be greater than those commonly experienced in the United States. The exchange rate from local currencies to US dollars may be so unfavorable that the Trust may experience negative net results, when measured in US dollars, even though the performance of the Egyptian business may be successful when measured in its local currency. Also, fluctuations in foreign currencies could reduce the value of or the ability of the Trust to make distributions to its shareholders.

The operations of the Trust have limited capital and have limited access to new capital.

The Trust’s investments, but not the Trust itself, utilize debt financing. Debt financing could increase the variability of results and increases the financial risk of the Trust. In such cases, the rights of the Trust to the cash flow of the projects would typically be subordinated to the obligations of the projects under the debt facilities, which could limit the Trust’s ability to receive cash distributions from its investments.

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

As an integral part of its Egyptian businesses, the Trust identifies, develops and constructs new projects. These processes are inherently uncertain and prone to unforeseen delays and costs which can adversely impact the revenues, expenses and cash flow of the Trust by making completed projects less economically attractive than they were expected to be at the time a commitment was made to building the project. This can also result in the abandonment or liquidation of projects prior to completion.

The projects of the Trust depend on the near-continuous operation of their equipment. Should the productivity of some or all of this equipment be compromised or should the equipment fail altogether, the Trust would be adversely affected. The Trust may also experience difficulty in hiring qualified operating personnel.

The primary equipment of the Trust includes mechanical fuel handling systems, circulating fluidized bed boilers, turbine generator sets, reverse osmosis water purification equipment, reciprocating engine generator sets and hydro-electric generating equipment. This equipment is subject to mechanical failure that the Trust may not be able to predict and that can render specific projects inoperable for considerable periods of time. This risk also extends to failures of the electricity grid near the Trust’s projects that could prevent the affected project or projects from delivering its electricity. In addition, the Trust may experience price increases for, or difficulty in obtaining, spare parts for its projects and in identifying and hiring personnel qualified to operate, maintain and repair the specialized equipment that make up parts of its projects.

REFI must arrange for feedwater, for the disposal of reject water and for a supply of electricity to operate its projects.

REFI depends on third party owners of water rights to source feedwater for their facilities and for the discharge of reject water that is a byproduct of the reverse osmosis process. Should these be restricted, not possible or the price increases significantly, the profitability of the affected sites would be reduced. The REFI projects also depend on third party supply of diesel fuel for electricity generation at certain projects and third party supply of electricity at other projects. Restrictions of availability of these commodities or significant increases in prices would have a negative impact on the affected projects and the Trust.

The Trust is, and may in the future become, involved in litigation that may be resolved unfavorably.

The Trust faces an inherent business risk of exposure to various types of claims and lawsuits that may arise in the ordinary course of business. Although it is not possible to predict the timing, nature or outcome of such claims or lawsuits should they arise, any such claims or proceedings, or any claim or proceeding discussed herein under Item 3. “Legal Proceedings”, may be disposed of unfavorably to the Trust. An unfavorable ruling could include money damages or injunctive relief and could result in a material adverse impact on the Trust's business or financial condition. Generally, for accounting purposes, the Trust's results of operations would be impacted for the period in which the matter is ultimately resolved unfavorably to the Trust or an unfavorable outcome becomes probable and reasonably estimable. In addition, while the Trust maintains insurance coverage with respect to certain claims, the Trust may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

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

The Trust’s interest in projects is illiquid. The Managing Shareholder has full discretion to determine whether any project, or any partial interest, should be sold and the terms and conditions under which such project would be sold. Consequently, subject to shareholder approvals as detailed in the Declaration of Trust, shareholders will depend on the Managing Shareholder for the decision to sell all or a portion of an asset, or retain it, for the benefit of the shareholders and for negotiating and completing the sale transaction.

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

Distributions depend primarily on available cash from project operations. At times, distributions have been delayed to repay the principal and interest on project or Trust borrowings, if any, or to fund other costs of the Trust. The Trust’s taxable income will be taxable to the shareholders in the year earned, even if cash is not distributed.

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

If the IRS audits the Trust, it could require investors to amend or adjust their tax returns or result in an audit of their tax returns.

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

ITEM 3.  LEGAL PROCEEDINGS

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed a lawsuit against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and the other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and the other plaintiffs, alleging breach of contract due to unpaid invoices in the total amount of approximately $1,188,000. Discovery is ongoing and no trial date has been set. The cost and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment fund, including the Trust.

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

On March 20, 2007, the Plaintiff commenced a derivative action, in Suffolk Superior Court, Commonwealth of Massachusetts.  Paul Bergeron v. Ridgewood Electric Power Trust V, et al., Suffolk Superior Court, Docket No. 07-1205 BLS1 (“Bergeron II”).  The Plaintiff joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities to an unaffiliated entity was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. For a description of the sale transaction, see Item 1. “Business – Projects and Properties - Ridgewood UK”. The Superior Court denied the request by the Plaintiff for an injunction.  The case was then removed by the defendants to the same District Court as Bergeron I, but the District Court remanded the case to Massachusetts Superior Court on July 5, 2007, where it is presently pending. On February 29, 2008, the Plaintiff filed an amended complaint in Bergeron II adding two additional investors, one in the Trust and one in Growth Fund, as additional plaintiffs. On March 12, 2008, the defendants’ Motion to Dismiss Bergeron as a plaintiff in the Bergeron II matter due to potential conflicts he has with the Bergeron I matter was denied by the Superior Court. Discovery is ongoing and no trial date has been set.

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

Holders

As of January 31, 2008, there were 1,817 holders of Investor Shares.

Dividends

Trust distributions for the years ended December 31, 2007 and 2006 were as follows (in thousands, except per share data):

	2007	2006
Distributions to Investors	$29,092	$3,296
Distributions per Investor Share	31,185	3,532
Distributions to Managing Shareholder	5	33

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Trust’s Consolidated Financial Statements and Notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Trust’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

The Trust is a Delaware trust formed on March 14, 1996 primarily to make investments in projects and businesses in the energy and infrastructure sectors both in the US and abroad. RRP, a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

The Trust has focused primarily on small-scale electricity generation projects using renewable sources of fuel and on water treatment facilities in remote locations serving hotel resort developments. As of December 31, 2007, the projects in which the Trust has investments were located in the United States and Egypt. As of that date, the Trust had investments in biomass-fueled electricity generating projects in the US with total generating capacity of 49MW, in hydro-electric generating projects in the US with total capacity of 26.3MW and in projects in Egypt with the capacity to produce approximately 29,100 cubic meters (approximately 7.7 million gallons) of potable water per day and electricity generating capacity of 23.8MW. The Trust previously owned landfill gas-fired electric projects located in the United Kingdom, which were sold in February 2007.

The Trust’s accompanying consolidated financial statements include the accounts of the Trust and its majority-owned subsidiary. The Trust’s consolidated financial statements also include the Trust’s 29.2% interest in US Hydro, its 14.1% interest in NEH, its 25% interest in Indeck Maine and its 50% interest in Maine Hydro, which are accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence, but does not control, the operating and financial policies of these investments.

The Trust owns a 69.6% interest in RUK and the remaining 30.4% minority interest is owned by the Growth Fund. The interests of the Growth Fund are presented as minority interest in the consolidated financial statements of the Trust.

In February 2007, RUK completed the Sale of its Shares of CLP. The Trust will present the results of operations of CLP as discontinued operations in all financial statements of the Trust filed with the SEC for as long as relevant.  Based on the Trust’s accounting for its investments, all historical operating revenues and cost of revenues of the Trust have been derived from the CLP operations. In addition, all previously recorded book value of plant and equipment and debt was attributable to CLP. As a result, on an ongoing basis, the Trust does not anticipate having any reported revenues.

The Trust’s projects derive their revenue primarily from the sale of generated electricity and sales of related RPS Attributes. For the year ended December 31, 2007, Indeck Maine derived 40% of its 2007 annual revenues, or $14.4 million, from the sale of RPS Attributes. The Trust is anticipating an increase in the coming years in the available supply of RPS Attributes. If this increase in supply has an adverse affect on prices for these attributes, profitability at Indeck Maine would decline, and, if severe enough, could result in a suspension of its operations.

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

Management Fee

The Trust is charged management fees from its Managing Shareholder. Unpaid management fees accrue interest at 10% per annum. The Managing Shareholder has periodically waived its right to receive a portion of the fees and related interest as well as various professional service fee reimbursements. Any waived management fees, interest or reimbursements are deemed capital contributions at the time of waiver. The shareholders of the Trust other than the Managing Shareholder are allocated 99% of each contribution and the Managing Shareholder is allocated 1% so that the amount of the contribution allocated offsets the allocation of the recorded expense.

Results of Operations

General and administrative expenses increased by $0.4 million, from $0.9 million in 2006 to $1.3 million in 2007. The increase was primarily attributable to increases in professional fees. During 2007, the Managing Shareholder waived its right to receive $1.4 million in professional fee reimbursement.

The management fee due to the Managing Shareholder was $2.3 million for both 2007 and 2006. The management fee to the Managing Shareholder is for certain management, administrative and advisory services, office space and other facilities provided to the Trust. In 2007, the Managing Shareholder waived its right to receive $1.2 million of the management fees for 2007, including related accrued interest.

In 2007, the Trust recorded a decrease in equity income of $0.7 million from its investment in Maine Hydro from $1 million in 2006 to $0.3 million in 2007. The decrease in equity income was primarily the result of a decrease in revenues resulting from lower levels of precipitation in 2007.

In 2007, the Trust recorded an increase in equity income of $0.3 million from its investment in Indeck Maine from $0.6 million in 2006 to $0.9 million in 2007. The increase in equity income was primarily due to an increase in gross profit resulting from higher production and electricity prices in 2007.

In 2007, the Trust recorded a decrease in equity income from its investment in US Hydro from $0.4 million in 2006 to $27,000 in 2007. The decrease in equity income was primarily due to lower outputs resulting from lower levels of precipitation and an increase in professional fees expense, partially offset by an increase in income tax benefit in 2007 as compared to 2006.

Interest income increased by $0.4 million, from $0.4 million in 2006 to $0.8 million in 2007. This increase was to the result of higher cash and cash equivalent balances in the 2007 period due to the proceeds from the Sale of CLP.

During the first quarter of 2007, RUK completed the Sale of all of the issued and outstanding shares of CLP to MEIF LG Energy Limited. The operating results of RUK, including CLP prior to the Sale, have been classified as discontinued operations for all periods presented. Income from discontinued operations of $38.5 million includes income from operations of RUK and gain on disposal, net of income tax and minority interest. See Item 1. “Business” for further discussion of the Sale.

Liquidity and Capital Resources

At December 31, 2007, the Trust had cash and cash equivalents of $6.9 million, an increase of $6.5 million from December 31, 2006. The cash flows for 2007 were $6.1 million provided by operating activities, $67.6 million provided by investing activities, $67.2 million used in financing activities and a $20,000 negative effect of foreign exchange on cash and cash equivalents.

In 2007, the Trust’s operating activities generated cash of $6.1 million compared to $13.4 million in 2006, a decrease of $7.3 million. While loss from continuing operations in 2007 was $1.4 million compared to $0.8 million in 2006, the operations for 2006 generated additional cash flow as the 2006 results included $9.1 million of depreciation expense and asset impairments compared to $0.6 million for 2007. Additionally, in 2006, there was a $1 million distribution from US Hydro.

In 2007, investing activities provided $67.6 million compared to cash used of $9 million in 2006, an increase of cash inflow of $76.6 million. The increase in cash from investing activities in 2007 was due to the proceeds of $68 million received from the Sale of CLP and a decrease of $9.2 million in capital expenditures from 2006 to 2007.

In 2007, the Trust used $67.2 million of cash in financing activities, including $19.3 million used for long-term debt repayments, $44.8 million of cash distributions to shareholders and minority interest, $2.3 million for repayments of the line of credit and $0.8 million used for capital lease obligations. In 2006, the Trust used $5.4 million of cash in financing activities, which represents $2 million used for repayments of a term loan, $3.4 million of cash distributions to shareholders and minority interest and $2.2 million used for capital lease obligations. The 2006 usage was partially offset by $2.2 million in borrowings under a revolving credit facility to provide working capital in 2006.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities, will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commitments

None.

Recent Accounting Pronouncements

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On February 1, 2008, the FASB issued FASB Staff Position FIN 48-2, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN 48 for non-public companies to fiscal years beginning after December 15, 2007. The Trust has concluded that it is eligible for this deferral and therefore, FIN 48 will become effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will become effective for the Trust beginning January 1, 2008. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Trust is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

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

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will become effective for the Trust beginning January 1, 2009. The Trust is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Trust, including the notes thereto and the report thereon, are presented beginning at page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of the Trust’s management, including its Chief Executive Officer and Chief Financial Officer, the Trust evaluated the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.

The Trust previously reported the following material weaknesses:

(i)
a lack of sufficient personnel with relevant experience to develop, administer and monitor disclosure controls and procedures to enable the Trust to comply efficiently, or on a timely basis, with its financial reporting obligations; and

(ii)
inadequate disclosure controls and procedures, including inadequate record retention and review policies that would enable the Trust to meet its financial reporting and disclosure obligations in an efficient and timely manner.

During the fourth quarter of 2007, the Trust expanded its disclosure controls and procedures. The Trust documented many of its existing informal procedures, established a compliance-focused disclosure committee, formalized monthly closing procedures and implemented a corporate whistleblower policy, and improved corporate oversight over the Trust’s Egyptian operations. Management of the Trust believes that it has corrected the weakness regarding inadequate record retention.

As of December 31, 2007, the Trust was still delinquent in its filings with the SEC. Additionally, while improvements in disclosure controls and procedures were noted, there were year-end accounting entries, that while properly recorded prior to the publication of the Trust’s consolidated financial statements, were not identified and processed in a timely manner. As a result, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Trust’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Trust’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Trust, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management of the Trust used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

While no material weaknesses were noted during their assessment using those criteria, it was noted that many of the Trust’s current disclosure procedures and controls were only recently put into place and were not operational during the entire year. Based on this, the Trust has not sufficiently demonstrated compliance with its procedures related to internal control over financial reporting. Accordingly, management of the Trust concluded that as of December 31, 2007, the Trust’s internal control over financial reporting was not effective. To mitigate the impact of this lack of effective internal control over financial reporting, the Trust’s Chief Executive Officer and Chief Financial Officer expanded their review of the disclosures contained in this Form 10-K by reviewing additional supporting materials and conducting interviews of management.

This Annual Report on Form 10-K does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Trust to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act, as amended) that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 60
President and Chief Executive Officer	2004
Robert E. Swanson, 60
Chairman	1997
Jeffrey H. Strasberg, 50
Executive Vice President and Chief Financial Officer	2007
Daniel V. Gulino, 47
Senior Vice President, General Counsel and Secretary	2000

Set forth below is the name of and certain biographical information regarding the executive officers of the Trust:

Randall D. Holmes has served as President and Chief Executive Officer of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs since January 2006 and served as Chief Operating Officer of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs from January 2004 until January 2006. Prior to such time, Mr. Holmes served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Immediately prior to being appointed Chief Operating Officer, Mr. Holmes was counsel to Downs Rachlin Martin PLLC (“DRM”). DRM is one of the primary outside counsel to the Trust, the Managing Shareholder and its affiliates. He has maintained a minor consulting relationship with DRM in which he may act as a paid advisor to DRM on certain matters that are unrelated to the Trust. Such relationship will not require a significant amount of Mr. Holmes’ time and it is expected that such relationship will not adversely affect his duties as President and Chief Executive Officer. Mr. Holmes is a graduate of Texas Tech University and the University of Michigan Law School. He is a member of the New York State Bar.

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

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and affiliated Power Trusts and LLCs since May 2007. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated LLCs and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital Trusts had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

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

Board of Directors and Board Committees

The Trust does not have its own board of directors or any board committees. The Trust relies upon the Managing Shareholder to perform the function that a board of directors or its committees would otherwise perform. Officers of the Trust are not directly compensated by the Trust, and all compensation matters are addressed by the Managing Shareholder, as described in Item 11. “Executive Compensation”. Because the Trust does not maintain a board of directors and because officers of the Trust are compensated by the Managing Shareholder, the Managing Shareholder believes that it is appropriate for the Trust not to have a nominating or compensation committee.

Managing Shareholder

The Trust’s management agreement with the Managing Shareholder (the "Management Agreement") details how the Managing Shareholder is to render management, administrative and investment advisory services to the Trust. Specifically, the Managing Shareholder performs (or may arrange for the performance of) the management and administrative services required for the operation of the Trust. Among other services, the Managing Shareholder administers the accounts and handles relations with shareholders, provides the Trust with office space, equipment and facilities and other services necessary for its operation, and conducts the Trust’s relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act  requires the Trust’s executive officers and directors, and persons who own more than 10% of a registered class of the Trust’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Trust, the Trust believes that the filing requirements were not met by Robert E. Swanson during the year ended December 31, 2007, as he failed to timely file a Form 4. This report has since been filed with the SEC.

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

Prior to becoming executive officers of the Trust, Randall D. Holmes and Douglas R. Wilson became vested participants in a CLP management incentive program. Additionally, Mr. Wilson continued serving as an officer with CLP after becoming an executive officer of the Trust. Bonus amounts presented below represent compensation received by Messrs. Holmes and Wilson from CLP during years in which they were also executive officers of the Trust. Bonus amounts represent formula-based payments under the CLP management incentive program. Mr. Wilson’s salary was paid pursuant to the terms of his Service Agreement with CLP.

Compensation information for 2007 and 2006 is presented below, but does not include benefits generally available to other CLP salaried employees.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Total
		($)	($)	($)
Randall D. Holmes	2007	-	-	-
President and Chief Executive Officer	2006	-	6,702	6,702

Douglas R. Wilson	2007	21,273	-	21,273
Former Executive Vice President and Chief Financial Officer (1)	2006	138,225	33,509	171,734

(1) Mr. Wilson served as an executive officer of the Trust from April 2005 to May 2007.

Upon the Sale of CLP in February 2007, (as discussed under Item 1. “Business”), each of Mr. Wilson’s employment with CLP and Messrs. Holmes’ and Wilson’s participation in the CLP management plan was terminated.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of December 31, 2007 (no person owns more than 5%) by:

•	each executive officer of the Trust (there are no directors); and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 932.8875 Investor Shares outstanding at December 31, 2007. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

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

For the year ended December 31, 2007, the Trust made management fee payments to the Managing Shareholder of $1,166,000. During 2007, the Managing Shareholder forgave $1,180,000 of unpaid accrued management fees and related interest. In the fourth quarter of 2007, the Managing shareholder waived its right to reimbursement of $1,386,000 relating to professional service fees of the Trust.  Any waivers, or forgiveness, by the Managing Shareholder are recorded by the Trust as a deemed capital contribution.  The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offsets the allocation of the recorded expense.

Under the Management Agreement with the Managing Shareholder, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the year ended December 31, 2007, RPM charged the projects approximately $1,340,000 for overhead items allocated in proportion to the amount invested in projects managed.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 12% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. Distributions to the Managing Shareholder were $5,000 for the year ended December 31, 2007. The Trust has not yet reached Payout.

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

On June 26, 2003, the Managing Shareholder, entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000,000 for the benefit of the Trust and other trusts that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, liens and to provide guarantees. In 2007, the Managing Shareholder and Wachovia Bank agreed to extend the Managing Shareholder’s line of credit through May 31, 2008.

As discussed in Item 1. “Business” under the heading “Projects and Properties - Ridgewood UK”, on January 23, 2007, RUK, which is owned approximately 70% by the Trust and 30% by the Growth Fund, entered into the Sale Agreement pursuant to which RUK sold its 88% equity interest in CLP, and Arbutus sold its 12% equity interest in CLP.  The Managing Shareholder was not a party to the Sale Agreement but received certain payments as a result of the Sale as a result of its service as the Managing Shareholder of each of the Ridgewood ROCs and each of the PowerBanks.  Because the Trust does not have its own board of directors or any board committees and the Trust relies upon the Managing Shareholder to perform the functions that a board of directors or its committees would otherwise perform, the Managing Shareholder is a related person of the Trust.

The Sale was completed on February 22, 2007.  The total dollar amount attributable to the Managing Shareholder as a result of the Sale was approximately $37 million, all of which was paid out of the proceeds of the Sale allocable to the PowerBank Funds.  The Managing Shareholder did not receive any payments from the Trust or Growth Fund as a result of the Sale.

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

The determination of the allocation of the purchase price among the Sellers was agreed to in the Sale Agreement as a result of negotiations among (i) the Sellers for which the Managing Shareholder acted as managing shareholder including RUK and the PowerBank Funds, (ii) Arbutus and (iii) the Buyer.  The Directors, Managing Shareholder and Managing Member (as appropriate) of the Sellers received and relied in part on an opinion from an independent financial advisor engaged by the Sellers and the Managing Shareholder which concluded that, among other things, after giving effect to the proposed allocation of the consideration paid by the Buyer in the Sale, (i) such Sale consideration, in the aggregate, being paid for the assets purchased by the Buyer, including the Assets and the Shares, taken as a whole (even if adjusted to reflect changes in interest rates pursuant to the Sale Agreement) was not less than fair value for those assets taken as a whole, (ii) the consideration being paid by the Buyer for the Shares in the Sale was fair to the shareholders of CLP from a financial point of view (without giving effect to any impacts of the Sale on any particular shareholder other than in its capacity as a shareholder) and (iii) the consideration being paid to each Ridgewood ROC in the Sale was fair to the members of such Ridgewood ROC from a financial point of view (without giving effect to any impacts of the Sale on any particular member other than in its capacity as a member). Variations in the valuation of the assets or in the allocation of the purchase price paid in the transaction would have increased or decreased amounts to be received from the Sale by each of the Sellers and the Managing Shareholder, and the respective shareholders of the PowerBank Funds, the Trust, Growth Fund and Arbutus.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal accountant, for the years ended December 31, 2007 and 2006 (in thousands).

	2007	2006

Audit fees	$392	$458
Tax fees[1]	80	129
Total	$472	$587

[1]	Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         Financial Statements

See the Index to Consolidated Financial Statements on page F-1 of this report.

(b)           Exhibits

Exhibits required by Section 601 of Regulation S-K:

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

3	(ii)(A)	Amended Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998).

3	(ii)(B)	Amendment No. 2 to Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998).

3	(ii)(C)	Amendment No. 3 to Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998).

3	(ii)(D)	Amendment No. 1 to the Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Proxy Statement filed with the SEC on November 5, 2001, SEC File No. 000-24143).

Exhibit No.		Description

3	(ii)(E)
Amendment to the Declaration of Trust of the Registrant effective January 1, 2005 (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005 filed by the Registrant with the SEC on September 27, 2007).

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

10.8	#	Deed of Waiver dated January 22, 2007 between Douglas R. Wilson and CLPE Holdings Limited relating to a bonus entitlement under The CLPE Holdings Management Incentive Plan (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of The Ridgewood Power Growth Fund filed with the SEC on August 17, 2007).

10.9
Agreement made on January 23, 2007 by and among Ridgewood UK LLC, Arbutus Energy Limited, Ridgewood ROC 2003 LLC, Ridgewood ROC II 2003 LLC, Ridgewood ROC III 2003 LLC, Ridgewood ROC IV 2004 LLC, and MEIF LG Energy Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the SEC on January 29, 2007).

10.10
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

14		Code of Ethics, adopted on March 1, 2004 (incorporated by reference to Exhibit 14 of the Annual Report on Form 10-K filed by The Ridgewood Power Growth Fund with the SEC on March 1, 2006).

21		Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on January 18, 2008).

Exhibit No.		Description

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
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

See Consolidated Financial Statements and accompanying notes included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ELECTRIC POWER TRUST V

Date: March 26, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	Chief Executive Officer	March 26, 2008
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	March 26, 2008
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes	Chief Executive Officer of Managing Shareholder	March 26, 2008
Randall D. Holmes

RIDGEWOOD ELECTRIC POWER TRUST V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust V

We have audited the accompanying consolidated balance sheets of Ridgewood Electric Power Trust V (a Delaware trust) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ridgewood Electric Power Trust V as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Edison, New Jersey
March 26, 2008

RIDGEWOOD ELECTRIC POWER TRUST V
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$6,892	$398
Current assets related to discontinued operations	-	24,272
Due from affiliates	1,173	1,232
Prepaid expenses and other current assets	32	26
Total current assets	8,097	25,928
Notes receivable, affiliates	5,263	4,859
Investments	9,396	8,657
Noncurrent assets related to discontinued operations	-	74,894
Other assets	285	285

Total assets	$23,041	$114,623

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$144	$93
Current liabilities related to discontinued operations	-	30,247
Due to affiliates	325	291
Total current liabilities	469	30,631
Minority interest	277	-
Noncurrent liabilities related to discontinued operations	-	71,220
Total liabilities	746	101,851

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (932.8875 Investor Shares issued and
outstanding)	22,951	13,435
Managing shareholder’s accumulated deficit (1 management
share issued and outstanding)	(656)	(663)
Total shareholders’ equity	22,295	12,772

Total liabilities and shareholders’ equity	$23,041	$114,623

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended December 31,
	2007	2006

Operating expenses:
General and administrative expenses	$1,340	$916
Management fee to Managing Shareholder	2,332	2,332
Total operating expenses	3,672	3,248

Loss from operations	(3,672)	(3,248)

Other income (expenses), net:
Equity in income of Maine Hydro	343	1,027
Equity in income of Indeck Maine	924	624
Equity in income of NEH	112	44
Equity in income of US Hydro	27	388
Interest income	798	446
Interest expense	(14)	(115)
Total other income, net	2,190	2,414

Loss before discontinued operations	(1,482)	(834)

Income (loss) from discontinued operations including related gain on
disposal (see Note 3), net of income tax and minority interest	38,536	(1,238)

Net income (loss)	37,054	(2,072)

Foreign currency translation adjustment	(1,000)	(85)

Comprehensive income (loss)	$36,054	$(2,157)

Managing Shareholder - Net loss	$(15)	(21)

Shareholder (loss) income:
Continuing operations	$(1,467)	(825)
Discontinued operations	38,536	(1,226)

Net (loss) income per Investor Share
Continuing operations	$(1,573)	$(884)
Discontinued operations	41,308	(1,314)

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2007 AND 2006
(in thousands)

		Managing	Total
	Shareholders'	Shareholder	Shareholders'
	Equity	(Deficit)	Equity

Balance at December 31, 2005	$16,289	$(635)	$15,654
Net loss	(2,051)	(21)	(2,072)
Foreign currency translation adjustment	(84)	(1)	(85)
Capital contribution	2,577	27	2,604
Cash distributions	(3,296)	(33)	(3,329)
Balance at December 31, 2006	13,435	(663)	12,772

Net income	37,069	(15)	37,054
Foreign currency translation adjustment	(1,001)	1	(1,000)
Capital contribution	2,540	26	2,566
Cash distributions	(29,092)	(5)	(29,097)
Balance at December 31, 2007	$22,951	$(656)	$22,295

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$37,054	$(2,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	583	7,853
Forgiveness of professional and management fees and related interest	2,566	2,605
Impairment of plant and equipment	-	1,210
Gain on disposal of discontinued operations	(54,979)	-
Loss on sale leaseback	-	191
Amortization of deferred financing costs	18	117
Interest income on notes receivable	(404)	(404)
Minority interest in the earnings (loss) of subsidiaries	16,458	(299)
Deferred income taxes	(29)	273
Restricted cash	2,482	1,040
Equity interest in income of:
Maine Hydro	(343)	(1,027)
Indeck Maine	(924)	(624)
NEH	(112)	(44)
US Hydro	(27)	(388)
Cash distributions from Maine Hydro	750	1,050
Cash distributions from US Hydro	-	1,037
Changes in operating assets and liabilities:
Accounts receivable	(427)	(1,333)
Unbilled receivables	1,441	(2,099)
Inventory	(61)	(136)
Prepaid expenses and other current assets	(184)	38
Accounts payable	(32)	(915)
Accrued expenses	2,977	8,624
Due to/from affiliates, net	(260)	(1,333)
Other liabilities	(478)	-
Total adjustments	(30,985)	15,436
Net cash provided by operating activities	6,069	13,364

Cash flows from investing activities:
Capital expenditures	(312)	(9,493)
Proceeds from disposal of discontinued operations, net of cash transferred	67,964	-
Interest received on Indeck Maine loan	-	471
Net cash provided by (used in) investing activities	67,652	(9,022)

Cash flows from financing activities:
Repayments of term loan	(19,270)	(2,012)
(Repayments) borrowings from line of credit facility	(2,349)	2,212
Repayment of capital lease obligations	(818)	(2,237)
Cash distributions to minority interest	(15,674)	(80)
Cash distributions to shareholders	(29,097)	(3,329)
Net cash used in financing activities	(67,208)	(5,446)

Effect of exchange rate on cash and cash equivalents	(19)	896

Net increase (decrease) in cash and cash equivalents	6,494	(208)
Reclassification of CLP cash to discontinued operations	-	(7,100)
Cash and cash equivalents, beginning of year	398	7,706
Cash and cash equivalents, end of year	$6,892	$398

Supplemental disclosure of cash flow information:
Interest paid	$14	$6,114

Supplemental disclosure of non-cash investing and financing activities
Construction advances converted to capital leases	$-	16,292

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

1.   DESCRIPTION OF BUSINESS

Ridgewood Electric Power Trust V (the "Trust") is a Delaware trust formed on March 14, 1996. The Trust began offering shares in April 1996 and concluded its offering in April 1998. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”). The Trust has been organized to invest primarily in independent power generation facilities, water desalinization plants and other infrastructure projects both in the US and abroad. The projects to be owned by the Trust may have characteristics that qualify the projects for government incentives.

The Trust’s accompanying consolidated financial statements include the accounts of the Trust and its majority-owned subsidiary. The Trust’s consolidated financial statements also include the Trust’s 29.2% interest in Ridgewood US Hydro Corporation (“US Hydro”), 14.1% interest in Ridgewood Near East Holding LLC (“NEH”), 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and 25% interest in Ridgewood Indeck Maine Energy, LLC (“Indeck Maine”), which are accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence, but does not control, the operating and financial policies of the entities mentioned above.  Ridgewood UK, LLC (“RUK”) previously owned landfill gas fired electric projects located in the United Kingdom, which were sold in February 2007.

The Trust owns a 69.6% interest in RUK and the remaining 30.4% minority interest is owned by The Ridgewood Power Growth Fund (the “Growth Fund”). The interest of the Growth Fund is presented as minority interest in the consolidated financial statements.

The accompanying consolidated financial statements give effect to the sale (the “Sale”) of interests of RUK in CLPE Holdings Limited (“CLP”) (see Note 3). The operation results of RUK, including CLP, are presented as discontinued operations for the years ended December 31, 2007 and 2006, and the balance sheet at December 31, 2006 has been modified to present the assets and liabilities of CLP as assets and liabilities of discontinued operations.

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

In October 2007, the Managing Shareholder announced that it intends to market NEH’s assets for sale and in January 2008 announced that it also intends to market Indeck Maine, Maine Hydro and US Hydro for sale. These assets represent the remaining investments of the Trust. These assets did not meet the qualifications to be classified as “held for sale” at December 31, 2007.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Principles of Consolidation

The consolidated financial statements include the accounts of the Trust and its majority-owned subsidiaries. Minority interests of majority-owned subsidiaries are calculated based upon the respective minority interest ownership percentages. All material intercompany transactions have been eliminated in consolidation.

The Trust uses the equity method of accounting for its investments in affiliates, which are 50% or less owned, as the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Trust’s share of the earnings or losses of the affiliates is included in the consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

b) Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Trust to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Trust evaluates its estimates, including accounts receivable, investments, recoverable value of plant and equipment, intangibles and recordable liabilities for litigation and other contingencies. The Trust bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

c) Reclassifications

Certain items in previously issued financial statements have been reclassified for comparative purposes. This had no effect on net income (loss).

d)  Revenue Recognition

Power generation revenue was recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the electric power sales contract. Adjustments were made to reflect actual volumes delivered when the actual volumetric information subsequently became available. Billings to customers for power generation generally occurred during the month following delivery. Final billings did not vary significantly from estimates.

e)  Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities when purchased of three months or less, as cash and cash equivalents. Cash deposits excluding restricted cash held in foreign banks as of December 31, 2006 exceeded the United Kingdom (“UK”) insured limits by $4,735. Restricted cash held in foreign banks as of December 31, 2006 exceeded UK insured limits by $2,422.  There was no cash held in foreign banks as of December 31, 2007.  Cash deposits held in US banks exceeded insured limits by $6,788 and $199 as of December 31, 2007 and 2006, respectively.

f)  Plant and Equipment

Plant and equipment, consisted principally of a power generating facility, was stated at cost less accumulated depreciation. Renewals and betterments that increased the useful lives of the assets were capitalized. Repair and maintenance expenditures were expensed as incurred. Upon retirement or disposal of assets, the cost and the related accumulated depreciation were removed from the consolidated balance sheets. The difference, if any, between the net asset value and any proceeds from such retirement or disposal was recorded as a gain or loss in the consolidated statement of operations.

The Trust used the straight-line method of depreciation over the estimated useful life of the assets:

Power generation facility	15 years
Equipment	4 years
Vehicles	4 years

g)  Impairment of Long-Lived Assets and Intangibles

The Trust evaluated intangible assets and long-lived assets, such as plant and equipment, when events or changes in circumstances indicated that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred was made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If impairment had occurred, the impairment loss recognized was the amount by which the carrying value exceeded the estimated fair value of the asset, which was based on the estimated future cash flows discounted at the estimated cost of capital. The analysis required estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates were critical in determining whether any impairment charge should have been recorded and the amount of such charge if an impairment loss was deemed to be necessary.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

h)  Fair Value of Financial Instruments

At December 31, 2007 and 2006, the carrying value of the Trust’s cash and cash equivalents, accounts payable and accrued expenses approximates their fair value.

i)  Foreign Currency Translation

The British pound sterling is the functional currency of the Trust’s UK subsidiary. The consolidated financial statements of the Trust’s non-United States subsidiary are translated into United States dollars. Assets and liabilities are translated into US dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rates during the applicable reporting period. The cumulative foreign currency translation adjustment is a component of comprehensive income (loss).

j) Comprehensive Income (Loss)

The Trust’s comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments. As a result of CLP Sale, as of December 31, 2007, the Trust no longer has accumulated other comprehensive income or loss.

k)  Income Taxes

The provision in the accompanying consolidated financial statements is made for UK income taxes and no provision is made for United States income taxes as the domestic income or loss of the Trust is passed through and included in the income tax returns of the individual shareholders of the Trust.

l) Deferred Financing Costs

The Trust capitalized financing costs and amortized them using the effective interest rate method over the life of the related loan.

m) Recent Accounting Pronouncements

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On February 1, 2008, the FASB issued  FASB Staff Position FIN 48-2, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN 48 for non-public companies to fiscal years beginning after December 15, 2007. The Trust has concluded that it is eligible for this deferral and therefore, FIN 48 will become effective for the Trust beginning January 1, 2008. The Trust is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will become effective for the Trust beginning January 1, 2008. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Trust is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

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

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will become effective for the Trust beginning January 1, 2009. The Trust is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

3.   DISCONTINUED OPERATIONS

On February 22, 2007, RUK completed the Sale of all of the issued and outstanding shares of CLP to MEIF LG Energy Limited pursuant to a sale and purchase agreement dated January 23, 2007. Concurrent with the Sale, RUK and affiliated entities terminated certain sharing agreements amongst themselves. Financial information relating to RUK, including the gain recognized from the Sale of CLP and the termination of the sharing agreements, is as follows:

	December 31,
	2007	2006

Revenue from operations of discontinued business	$7,552	$44,751

Loss from operations of discontinued business	$(14)	$(596)
Gain on disposal	54,979	-
Income tax benefit (expense)	29	(941)
Minority interest in (earnings) loss of subsidiaries	(16,458)	299
Income (loss) from discontinued operations	$38,536	$(1,238)

The gain on disposal represents proceeds, less transaction costs and the net asset value of CLP, plus the reversal of previously recorded foreign currency translation adjustments. The Managing Shareholder waived its right to receive its 1% of the distributions from these transactions. As a result, the gain from the Sale and related cash distributions are allocated solely to Investor Shares.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The balance sheet at December 31, 2006 has been reclassified to present the assets and related liabilities of CLP as assets and liabilities of discontinued operations.  Major components of assets and liabilities of discontinued operations at December 31, 2006 are as follows:

Assets
Current assets	$24,272
Noncurrent assets:
Plant and equipment, net	61,900
Intangibles, net	12,571
Deferred financing costs, net	423
Total noncurrent assets	74,894
Total assets	$99,166

Liabilities
Current liabilities	$30,247
Noncurrent liabilities:
Long term debt - noncurrent portion	16,982
Capital lease obligations - noncurrent portion	43,455
Construction advances - noncurrent portion	9,235
Deferred income taxes	1,548
Total noncurrent liabilities	71,220
Total liabilities	$101,467

Certain of the liabilities of CLP were paid in full and retired at the time of, and in connection with, the Sale and the remaining liabilities of CLP were assumed by the buyer of the CLP shares. No liabilities of CLP were transferred to RUK prior to, or in connection with, the Sale.

4.    NOTES RECEIVABLE, AFFILIATES

At December 31, 2007, the Trust’s loan balance to Indeck Maine was $5,263, is payable on demand and bears interest at rates ranging from 5% to 18%. The interest income accrued on the notes receivable, for each of the years ended December 31, 2007 and 2006 was $404, which is included in Notes receivable, affiliates in the consolidated balance sheets.

The notes and the related accrued interest, which are payable on demand, are subordinate to the Commerce Bank/North (“Commerce”) term loan. As a part of the subordination agreement, the Trust and Ridgewood Electric Power Trust IV (“Trust IV”) (collectively  the “Ridgewood Indeck Investors”) have agreed that prior to the payment in full of the Commerce loan and termination of all obligations of Commerce, the Ridgewood Indeck Investors shall not, without prior written consent of Commerce, accelerate the maturity of all or any portion of the subordinated debt and related interest, or take any action towards collection of all or any portion of the subordinated debt or enforcement of any rights, powers or remedies under the subordinated debt documents. On August 28, 2006, Ridgewood Indeck Investors and Commerce amended the mortgage loan note and subordination agreement whereby Indeck Maine was permitted to pay $1,883 of interest on subordination notes payable to Ridgewood Indeck Investors. On February 29, 2008, the Commerce term loan was repaid. Notes receivable, affiliates continues to be classified as noncurrent, as the Trust does not expect repayment of the notes during 2008.

5.    IMPAIRMENT OF PLANT AND EQUIPMENT

The landfill gas resource assessment on certain UK projects acted as a triggering events for an impairment evaluation, and, therefore, the Trust performed an impairment test for the year ended December 31, 2006 by comparing the cash flows of the related assets to their undiscounted cash flows and noted that the carrying value exceeded the undiscounted cash flows estimated from such assets.  The Trust then measured the impairments using a discounted cash flow valuation methodology.  As a result, the Trust recorded an impairment of plant and equipment of $1,210 for the year ended December 31, 2006. The Trust did not record any impairments in 2007.

6.    INVESTMENTS

Maine Hydro

In August 1996, Maine Hydro was formed as a Delaware limited partnership. Ridgewood Maine Hydro Corporation, a Delaware corporation, is the sole general partner of Maine Hydro and is owned equally by the Trust and Trust IV, both Delaware trusts (collectively, the “Trusts”). The Trusts are equal limited partners in Maine Hydro and have RRP as a common Managing Shareholder. Maine Hydro operations shall continue to exist until December 31, 2046 unless terminated sooner by certain provisions of the partnership agreement.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

In December 1996, Maine Hydro acquired 14 hydro-electric projects located in Maine with electrical generating capacity of 11.3 megawatts (“MW”) and its projects are operated under contract by Ridgewood Power Management LLC (“RPM”), an affiliate of the Managing Shareholder. The electricity generated has been sold primarily under long-term electricity sales agreements.

Summarized balance sheet data for Maine Hydro at December 31, 2007 and 2006 is as follows:

	2007	2006
Current assets	$1,045	$1,448
Noncurrent assets	3,945	4,739
Total assets	$4,990	$6,187

Current liabilities	$521	$900
Noncurrent liabilities	-	5
Partners’ equity	4,469	5,282
Total liabilities and partners' equity	$4,990	$6,187

Trust share of Maine Hydro equity	$2,235	$2,641

Summarized statements of operations data for Maine Hydro for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
Revenues	$3,907	$5,221

Cost of revenues	2,869	2,991
Other expenses, net	351	176
Total expenses	3,220	3,167

Net income	$687	$2,054

Trust share of income in Maine Hydro	$343	$1,027

Indeck Maine

In June 1997, Ridgewood Indeck Investors equally purchased 50% of the membership interest in Indeck Maine, an Illinois limited liability company, which owns two electric power generating stations fueled by clean wood biomass at West Enfield, Maine and Jonesboro, Maine. Indeck Energy Services, Inc. ("Indeck"), an entity unaffiliated with the Trust, owns the remaining 50% membership interest in Indeck Maine and was the seller in the June 1997 transaction. Ridgewood Indeck Investors have a preferred membership interest entitling them to receive all net cash flow from operations each year until they receive an 18% annual cumulative return on their capital contributions to Indeck Maine.

From January 1998 through June 2005, Ridgewood Indeck Investors loaned approximately $8,200 in total to Indeck Maine, in proportion to their ownership interests.

Each of the Indeck Maine projects has a capacity of 24.5MW and each uses a steam turbine to generate electricity. Indeck Maine and several of its affiliates have an agreement with a power marketer for which they are committed to sell renewable portfolio standard attributes derived from their electric generation.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Summarized balance sheet data for Indeck Maine at December 31, 2007 and 2006 is as follows:

	2007	2006
Current assets	$10,744	$8,817
Noncurrent assets	12,070	11,468

Total assets	$22,814	$20,285

Current liabilities	$2,884	$3,715
Notes payable to members	16,301	16,301
Note payable	113	788
Interest payable to members	4,751	3,135
Members’ deficit	(1,235)	(3,654)

Total liabilities and members' deficit	$22,814	$20,285

Trust share of Indeck Maine equity	$3,058	$2,134

Summarized statements of operations data for Indeck Maine for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
Revenues	$35,841	$33,539

Cost of revenues	31,626	29,921
Other expenses	1,796	1,791
Total expenses	33,422	31,712

Net income	$2,419	$1,827

Trust share of income in Indeck Maine	$924	$624

The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciates the fixed assets over their remaining useful lives using the unit of production method.  Depreciation expense of $286 and $290 for the years ended December 31, 2007 and 2006 respectively is included in the equity income from Indeck Maine in the consolidated statements of operations.

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

In December 2001, NEH, through REFI, purchased a 28% equity interest in Sinai For Environmental Services S.A.E. (“Sinai”). In February 2002, REFI made an additional investment to increase its ownership to 53% and gain control of Sinai. During 2006, REFI was granted an additional interest of in Sinai in return for having provided Sinai with certain machinery and equipment bringing its total ownership to 66.4%.

NEH has the capacity to produce 29,100 cubic meters (approximately 7.7 million gallons) of potable water per day and electricity generating capacity of 23.8MW.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Summarized balance sheet data for NEH at December 31, 2007 and 2006 is as follows:

	2007	2006
Current assets	$4,355	$2,949
Noncurrent assets	17,987	18,154

Total assets	$22,342	$21,103

Current liabilities	$3,775	$4,054
Noncurrent liabilities	3,182	3,043
Members’ equity	15,385	14,006

Total liabilities and members' equity	$22,342	$21,103

Trust share of NEH equity	$2,169	$1,975

Summarized statements of operations data for NEH for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
Revenues	$10,271	$8,161

Cost of revenues	6,324	6,271
Other expenses	3,151	1,581
Total expenses	9,475	7,852

Net income	$796	$309
Trust share of income in NEH	$112	$44

US Hydro

As a result of transactions with Synergics Inc., that occurred from April 2000 through November 2002, the Trust and the Growth Fund acquired seven hydro-electric generating facilities with 15MW of generating capacity and notes receivable to be repaid from the output of an additional project with 4MW of generating capacity. US Hydro has since reached a settlement eliminating the notes receivable.

As of December 31, 2007, four projects sold their electric output to local utilities pursuant to power contracts and three sold electric output at market prices. Three of the projects are located in Virginia, two are in New York, one in California and one in Rhode Island. The projects are managed by RPM under an operations and maintenance agreement that provides for US Hydro to pay the actual cost of project operations and maintenance along with an allocation of actual overhead to provide for administrative services.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Summarized balance sheet data for US Hydro at December 31, 2007 and 2006 is as follows:

	2007	2006
Current assets	$1,220	$1,131
Noncurrent assets	6,045	7,299
Total assets	$7,265	$8,430

Current liabilities	$91	$585
Noncurrent liabilities	564	1,326
Shareholders’ equity	6,610	6,519
Total liabilities and shareholders’ equity	$7,265	$8,430

Trust share of US Hydro equity	$1,934	$1,907

Summarized statements of operations data for US Hydro for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
Revenues	$3,467	$5,358

Cost of revenues	2,706	2,729
Operating expenses	1,635	1,408
Other non-operating income, net	(965)	(107)
Total expenses	3,376	4,030

Net income	$91	$1,328

Trust share of income in US Hydro	$27	$388

7.   COMMITMENTS AND CONTINGENCIES

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

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

On March 20, 2007, the Plaintiff commenced a derivative action, in Suffolk Superior Court, Commonwealth of Massachusetts.  Paul Bergeron v. Ridgewood Electric Power Trust V, et al., Suffolk Superior Court, Docket No. 07-1205 BLS1 (“Bergeron II”).  The Plaintiff joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities to an unaffiliated entity was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by the Plaintiff for an injunction.  The case was then removed by the defendants to the same District Court as Bergeron I, but the District Court remanded the case to Massachusetts Superior Court on July 5, 2007, where it is presently pending. On February 29, 2008, the Plaintiff filed an amended complaint in Bergeron II adding two additional investors, one in the Trust and one in Growth Fund, as additional plaintiffs. On March 12, 2008, the defendants’ Motion to Dismiss Bergeron as a plaintiff in the Bergeron II matter due to potential conflicts he has with the Bergeron I matter was denied by the Superior Court. Discovery is ongoing and no trial date has been set.

All defendants in Bergeron I and Bergeron II deny the allegations and intend to defend both actions vigorously.

RUK gave a number of warranties and indemnities to the purchaser of CLP. Should there be a breach of the warranties or should an indemnifiable event occur, the buyer could make claims against RUK. RUK purchased warranty and indemnity insurance to minimize such risk. As of March 26, 2008, the Trust is unaware of any such claims.

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

The Trust is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense.  While it is not possible to predict the outcome of the litigation discussed above with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Trust, based on its evaluation of matters which are pending or asserted, the Trust’s management believes the disposition of such matters will not have a material adverse effect on the Trust’s business or consolidated financial statements.

8.   TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

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

For the years ended December 31, 2007 and 2006, the Trust made management fee payments to the Managing Shareholder of $1,166 and $290, respectively. During 2007 and 2006, the Managing Shareholder forgave $1,166 and $2,042 of unpaid management fees. In the fourth quarter of 2007, the Managing Shareholder waived its right to reimbursement of $1,386, relating to professional fees of the Trust. Any waivers, or forgiveness, by the Managing Shareholder are recorded by the Trust as a deemed capital contribution. The shareholders of the Trust other than the Managing Shareholder were allocated 99% of each contribution of the Managing shareholder was allocated 1% so that the amount of the contribution allocated offsets the allocation of the recorded expense.

For the years ended December 31, 2007 and 2006, the Trust accrued interest expense of $14 and $115, respectively, on accrued but unpaid management fees. The interest accrued has been waived by the Managing Shareholder and recorded as capital contribution in the period waived.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Under the Management Agreement with the Managing Shareholder, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. During the years ended December 31, 2007 and 2006, RPM charged the projects approximately $1,340 and $916, respectively, for overhead items allocated in proportion to the amount invested in projects managed. These charges may not be indicative of costs incurred if the Trust were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 12% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. For each of the years ended December 31, 2007 and 2006, the Managing Shareholder received a distribution of $5 and $33, respectively. The Trust has not yet reached Payout.

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

On June 26, 2003, the Managing Shareholder, entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000 for the benefit of the trusts and other funds that it manages. As part of the agreement, the Trust agreed to limitations on its ability to incur indebtedness, and liens and to provide guarantees. In 2007, the Managing Shareholder and Wachovia Bank agreed to extend the Managing Shareholder’s line of credit through May 31, 2008.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The Trust records short-term receivables and payables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At December 31, 2007 and 2006, the Trust had outstanding receivables and payables as follows:

	Due from		Due to
	2007	2006	2007	2006
RPM	$249	$329	$-	$-
RRP	532	534	-	-
Growth Fund	-	-	251	251
US Hydro	-	-	74	13
Maine Hydro	74	-	-	6
Indeck Maine	26	-	-	16
NEH	30	53	-	-
Other affiliates	262	316	-	5
Total	$1,173	$1,232	$325	$291