Form 10-Q
period 2008-03-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2008-05-14
CIK 1060755

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐    Non-accelerated filer ☐       Smaller reporting company   ☒
                             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No    ☒

As of March 31, 2008, there were 932.8877 Investor Shares outstanding.

Table of Content

FORM 10-Q

Table of Content

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,249	$6,892
Due from affiliates	1,093	1,173
Prepaid expenses and other current assets	19	32
Total current assets	6,361	8,097
Notes receivable, affiliates	5,364	5,263
Investments	9,891	9,396
Other assets	285	285

Total assets	$21,901	$23,041

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$238	$144
Due to affiliates	421	325
Total current liabilities	659	469
Minority interest	277	277
Total liabilities	936	746

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (932.8877 Investor Shares issued
and outstanding)	21,628	22,951
Managing Shareholder’s accumulated deficit
(1 management share issued and outstanding)	(663)	(656)
Total shareholders’ equity	20,965	22,295

Total liabilities and shareholders’ equity	$21,901	$23,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

Operating expenses:
General and administrative expenses	$687	$596
Management fee to Managing Shareholder	583	583
Total operating expenses	1,270	1,179

Loss from operations	(1,270)	(1,179)

Other income (expense):
Equity in income of Maine Hydro	537	228
Equity in (loss) income of Indeck Maine	(92)	187
Equity in loss of NEH	(9)	(52)
Equity in income of US Hydro	31	114
Interest income	144	147
Interest expense	-	(9)
Total other income, net	611	615

Loss before discontinued operations	(659)	(564)

Income from discontinued operations including related gain on
disposal (see Note 3), net of income tax and minority interest	-	38,803

Net (loss) income	(659)	38,239

Foreign currency translation adjustment	29	(1,078)

Comprehensive (loss) income	$(630)	$37,161

Managing Shareholder - Net loss	$(7)	$(3)

Shareholder - Net (loss) income:
Continuing operations	$(652)	$(558)
Discontinued operations	-	38,800

Net (loss) income per Investor Share:
Continuing operations	$(699)	$(598)
Discontinued operations	-	41,591

Distributions per Investor Share	$750	$29,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(659)	$38,239
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	-	583
Forgiveness of unpaid and accrued interest on management fees	-	300
Gain on disposal of discontinued operations	-	(54,979)
Amortization of deferred financing costs	-	18
Interest income on notes receivable	(101)	(101)
Minority interest in the earnings of subsidiaries	-	16,533
Deferred income taxes	-	(29)
Restricted cash	-	2,482
Equity interest in (income) loss of:
Maine Hydro	(537)	(228)
Indeck Maine	92	(187)
NEH	9	52
US Hydro	(31)	(114)
Cash distributions from Maine Hydro	-	350
Changes in operating assets and liabilities:
Accounts receivable	-	(426)
Unbilled receivables	-	1,441
Inventory	-	(61)
Prepaid expenses and other current assets	13	(180)
Accounts payable	-	(90)
Accrued expenses	95	3,006
Due to/from affiliates, net	176	1,519
Other liabilities	-	(478)
Total adjustments	(284)	(30,589)
Net cash (used in) provided by operating activities	(943)	7,650

Cash flows from investing activities:
Capital expenditures	-	(312)
Proceeds from disposal of discontinued operations, net of cash transferred	-	67,965
Net cash provided by investing activities	-	67,653

Cash flows from financing activities:
Repayments of long-term debt	-	(19,270)
Repayments of line of credit facility	-	(2,349)
Repayments of capital lease obligations	-	(818)
Cash distributions to minority interest	-	(13,224)
Cash distributions to shareholders	(700)	(27,525)
Net cash used in financing activities	(700)	(63,186)

Effect of exchange rate on cash and cash equivalents	-	(19)

Net (decrease) increase in cash and cash equivalents	(1,643)	12,098
Cash and cash equivalents, beginning of period	6,892	398
Cash and cash equivalents, end of period	$5,249	$12,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( unaudited, dollar amounts in thousands )

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Ridgewood Electric Power Trust V (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 26, 2008 (the “2007 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2007 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year or any other period.

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

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust and its majority-owned subsidiary – Ridgewood UK, LLC (“RUK”). The Trust’s condensed consolidated financial statements also include the Trust’s 29.2% interest in Ridgewood US Hydro Corporation (“US Hydro”), 14.1% interest in Ridgewood Near East Holdings, LLC (“NEH”), 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and 25% interest in Indeck Maine Energy, L.L.C. (“Indeck Maine”), which are accounted for under the equity method of accounting as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of theses entities.  RUK previously owned landfill gas fired electric projects located in the United Kingdom, which were sold in February 2007. The operating results of RUK are presented as discontinued operations (see Note 3).

The Trust owns a 69.6% interest in RUK and the remaining 30.4% minority interest is owned by The Ridgewood Power Growth Fund (the “Growth Fund”). The interest of the Growth Fund is presented as minority interest in the condensed consolidated financial statements.

The Managing Shareholder announced that it intends to market NEH’s assets, Indeck Maine, Maine Hydro and US Hydro for sale. These assets represent the remaining investments of the Trust. There can be no assurance that any such sales will occur. These assets did not meet the qualifications to be classified as “held for sale” at March 31, 2008.

Table of Content

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( unaudited, dollar amounts in thousands )

3.           DISCONTINUED OPERATIONS

On February 22, 2007, RUK completed the sale of all of the issued and outstanding shares of CLPE Holdings Limited (“CLP”) to MEIF LG Energy Limited as part of a sale agreement dated January 23, 2007. Concurrent with the sale, RUK and affiliated entities terminated certain sharing agreements amongst themselves. Financial information relating to RUK, including the gain recognized from the sale of CLP and the termination of the sharing agreements for the three months ended March 31, 2007 was as follows:

March 31,
2007

Revenue from operations of discontinued business	$7,552

Income from operations of discontinued business	$328
Gain on disposal	54,979
Income tax benefit	29
Minority interest in the earnings of subsidiaries	(16,533)
Income from discontinued operations	$38,803

The gain on disposal represents proceeds, less transaction costs and the net asset value of CLP, plus the reversal of previously recorded foreign currency translation adjustments. The Managing Shareholder waived its right to receive its 1% of the distributions from these transactions. As a result, the gain from the sale and related cash distributions are allocated solely to Investor Shares.

4.           RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On February 1, 2008, the FASB issued FASB Staff Position FIN 48-2, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN 48 for non-public companies to fiscal years beginning after December 15, 2007. The Trust has concluded that it is eligible for this deferral and therefore, FIN 48 will become effective for the Trust for the annual period beginning January 1, 2008.  The Trust is currently evaluating the impact of adopting FIN 48 on its condensed consolidated financial statements.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Trust adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008, with no material impact on its condensed consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Trust adopted SFAS 159 effective January 1, 2008, with no material impact on its condensed consolidated financial statements.

Table of Content

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( unaudited, dollar amounts in thousands )

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that, once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will become effective for the Trust beginning January 1, 2009. The Trust is currently evaluating the impact of adopting SFAS 160 on its condensed consolidated financial statements.

5.           INVESTMENTS

Maine Hydro

Summarized statements of operations data for Maine Hydro for the three months ended March 31, 2008 and 2007 were as follows:

	March 31,
	2008	2007

Revenues	$1,819	$1,229

Gross profit	1,161	582

Income from operations	1,073	456

Net income	$1,073	$456

Trust share of income in Maine Hydro	$537	$228

Indeck Maine

Summarized statements of operations data for Indeck Maine for the three months ended March 31, 2008 and 2007 were as follows:

	March 31,
	2008	2007

Revenues	$9,458	$9,135

Gross profit	522	1,043

Income from operations	326	896

Net (loss) income	$(37)	$531

Trust share of (loss) income in Indeck Maine	$(92)	$187

In accordance with the operating agreement, losses and depreciation have been allocated to Indeck Energy Services, Inc. (“IES”) to the extent of it adjusted capital account balance.  Prior year losses and depreciation, in excess of the amount allocated to IES, have been allocated equally between the Trust and Ridgewood Electric Power Trust IV (“Trust IV”). In addition, profits will be allocated equally between the Trust and Trust IV until the priority return from operations is received. As of December 31, 2007, the cumulative priority return was $26,500.

Table of Content

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( unaudited, dollar amounts in thousands )

The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciates the fixed assets over their remaining useful lives using the unit of production method.  Depreciation expense of $73 and $78 for the three months ended March 31, 2008 and 2007, respectively, was included in the equity (loss) income from Indeck Maine in the condensed consolidated statements of operations.

NEH

Summarized statements of operations data for NEH for the three months ended March 31, 2008 and 2007 were as follows:

	March 31,
	2008	2007

Revenues	$2,389	$2,091

Gross profit	743	695

Income from operations	71	78

Net loss	$(62)	$(371)

Trust share of loss in NEH	$(9)	$(52)

US Hydro

Summarized statements of operations data for US Hydro for the three months ended March 31, 2008 and 2007 were as follows:

	March 31,
	2008	2007

Revenues	$1,033	$1,450

Gross profit	369	774

(Loss) income from operations	(32)	364

Net income	$105	$389

Trust share of income in US Hydro	$31	$114

Table of Content

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( unaudited, dollar amounts in thousands )

6.           COMMITMENTS AND CONTINGENCIES

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

On January 27, 2006, the Plaintiff, on its own initiative, filed an Amended Complaint and Jury Demand in Massachusetts Superior Court, adding a non-diverse broker-dealer to the action.  On February 27, 2006, a motion to dismiss was filed. On January 10, 2007, the District Court dismissed Plaintiff’s unjust enrichment case, but denied the motion of the defendants to dismiss as to the remaining claims.  Presently, attorneys for the parties are involved in discovery, with a magistrate judge having decided motions to compel brought by the parties during the summer of 2007. A new scheduling order is in the process of being developed by the parties for approval by the District Court.  No trial date has been set.

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

RUK gave a number of warranties and indemnities to the purchaser of CLP. Should there be a breach of the warranties or should an indemnifiable event occur, the buyer could make claims against RUK. RUK purchased warranty and indemnity insurance to minimize such risk. As of the date of this filling, the Trust is unaware of any such claims.

On August 16, 2006, the Managing Shareholder of the Trust and affiliates of the Trust filed lawsuits against the former independent registered public accounting firm for the Trust, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court. The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and its affiliates alleging breach of contract due to unpaid invoices totaling $1,188. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

The Trust is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense. While it is not possible to predict the outcome of the litigation discussed above with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Trust, based on its evaluation of matters which are pending or asserted, the Trust’s management believes the disposition of such matters will not have a material adverse effect on the Trust’s business or its financial statements.

Table of Content

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of  March 31, 2008 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2007 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s opinions and estimates as of the date they are made. Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the outcome of the litigation described in Part I, Item 1, Note 6. “Commitments and Contingencies” of this report, changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2007 Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Trust’s financial condition and operating results is based on its condensed consolidated financial statements.  The preparation of this Quarterly Report on Form 10-Q requires the Trust to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Trust’s condensed consolidated financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2007 Form 10-K.

Results of Operations and Changes in Financial Condition

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

General and administrative expenses increased $0.1 million to $0.7 million in the first quarter of 2008 as compared to $0.6 million for the same period in 2007. This was primarily due to increased professional fees.

In the first quarter of 2008, the Trust recorded equity income of $0.5 million from its investment in Maine Hydro compared to equity income of $0.2 million for the same period in 2007. The increase in equity income of $0.3 million was primarily the result of increased revenues from higher production in the first quarter of 2008 as compared to the first quarter of 2007.

In the first quarter of 2008, the Trust recorded equity loss of $0.1 million from its investment in Indeck Maine compared to equity income of $0.2 million for the same period in 2007. The decrease in equity income of $0.3 million in the 2008 period was primarily attributable to the increase in repairs and maintenance expenses, partially offset by increased revenue resulting from higher production.

During the first quarter of 2007, RUK completed the sale of all of the issued and outstanding shares of CLP to MEIF LG Energy Limited. The operating results of RUK, including CLP, have been classified as discontinued operations for all periods presented.  Income from discontinued operations of $38.8 million as of March 31, 2007 includes income from operations of RUK and gain on disposal net of income tax and minority interest. See Note 3, “Discontinued Operations,” in the notes to condensed consolidated financial statements contained herein for further discussion.

Table of Content

Total assets decreased $1.1 million from $23 million at December 31, 2007 to $21.9 million at March 31, 2008. This decrease was primarily due to a decrease of $1.6 million in cash and cash equivalents, partially offset by an increase of $0.5 million in investments. Total liabilities increased $0.2 million from $0.7 million at December 31, 2007 to $0.9 million at March 31, 2008. This increase was primarily due to an increase of $0.1 million each in accounts payable and due to affiliates.

Liquidity and Capital Resources

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

At March 31, 2008, the Trust had cash and cash equivalents of $5.2 million, a decrease of $1.6 million from December 31, 2007. The cash flows for the three months ended March 31, 2008 were $0.9 million used in operating activities and $0.7 million used in financing activities.

Cash used in operating activities for the three months ended March 31, 2008 was $0.9 million compared to cash provided by operating activities of $7.7 million for the three months ended March 31, 2007. The decrease of $8.6 million in cash provided by operating activities in the first quarter of 2008 was primarily due to the gain on disposal of CLP, net of minority interest, recorded for the three months ended March 31, 2007.

There were no cash flows from investing activity for the three months ended March 31, 2008. Cash provided by investing activities for the three months ended March 31, 2007 was $67.7 million, representing the proceeds of $68 million received from the sale of CLP, partially offset by $0.3 million in capital expenditures.

Cash used in financing activities for the three months ended March 31, 2008 was $0.7 million compared to $63.2 million for the three months ended March 31, 2007. In the first quarter of 2008, cash used in financing activities represents cash distributions to shareholders. In the first quarter of 2007, cash used in financing activities represents $40.7 million for cash distributions to shareholders and minority interest, $19.3 million for repayments of long-term debt, $0.8 million for repayments of capital lease obligations, and $2.3 million for repayments of a line of credit.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities, will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes in the off-balance sheet arrangements and contractual obligations and commitments disclosed in the Trust’s 2007 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed pursuant to Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review and evaluation of the effectiveness of these controls and procedures was done by the Trust’s Chief Executive Officer and Chief Financial Officer as of March 31, 2008.

Based on such review and evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Table of Content

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Trust’s 2007 Form 10-K.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in the Trust’s 2007 Form 10-K.

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

*           Filed herewith.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ELECTRIC POWER TRUST V

Date: May 14, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2008	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)