Form 10-Q
period 2008-06-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2008-08-12
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Not Applicable
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
 Yes  ☐        No  ☒

As of June 30, 2008, there were 932.8877 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,589	$6,892
Due from affiliates	1,078	1,173
Prepaid expenses and other current assets	14	32
Total current assets	5,681	8,097
Notes receivable, affiliates	5,465	5,263
Investments	10,456	9,396
Other assets	285	285

Total assets	$21,887	$23,041

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$39	$144
Due to affiliates	400	325
Total current liabilities	439	469
Minority interest	277	277
Total liabilities	716	746

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (932.8877 Investor Shares issued
and outstanding)	21,824	22,951
Managing Shareholder’s accumulated deficit
(1 management share issued and outstanding)	(653)	(656)
Total shareholders’ equity	21,171	22,295

Total liabilities and shareholders’ equity	$21,887	$23,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Operating expenses:
General and administrative expenses	$908	$850	$221	$254
Management fee to Managing Shareholder	1,166	1,166	583	583
Total operating expenses	2,074	2,016	804	837

Loss from operations	(2,074)	(2,016)	(804)	(837)

Other income (expense):
Equity in income of Maine Hydro	850	548	313	320
Equity in income of Indeck Maine	524	448	616	261
Equity in income of NEH	61	5	70	57
Equity in income of US Hydro	131	167	100	53
Interest income, affiliates	264	392	120	245
Interest expense	-	(14)	-	(5)
Other expense	-	(25)	-	(25)
Total other income, net	1,830	1,521	1,219	906

(Loss) income before discontinued operations	(244)	(495)	415	69

Income (loss) from discontinued operations including related gain on
disposal (see Note 3), net of income tax and minority interest	-	38,687	-	(116)

Net (loss) income	(244)	38,192	415	(47)

Foreign currency translation adjustment	53	(1,074)	24	4

Comprehensive (loss) income	$(191)	$37,118	$439	$(43)

Managing Shareholder - Net (loss) income	$(2)	$(3)	$4	$-

Shareholder - Net (loss) income:
Continuing operations	$(242)	$(490)	$411	$68
Discontinued operations	-	38,685	-	(115)

Net (loss) income per Investor Share:
Continuing operations	$(259)	$(525)	$440	$73
Discontinued operations	-	41,468	-	(123)

Distributions per Investor Share	$1,500	$29,500	$750	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(244)	$38,192
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	-	583
Forgiveness of unpaid and accrued interest on management fees	-	597
Gain on disposal of discontinued operations	-	(54,979)
Amortization of deferred financing costs	-	18
Interest income on notes receivable	(202)	(202)
Minority interest in the earnings of subsidiaries	-	16,514
Deferred income taxes	-	(29)
Restricted cash	-	2,482
Equity interest in income of:
Maine Hydro	(850)	(548)
Indeck Maine	(524)	(448)
NEH	(61)	(5)
US Hydro	(131)	(167)
Cash distributions from Maine Hydro	850	350
Cash distributions from US Hydro	175
Changes in operating assets and liabilities:
Accounts receivable	-	(424)
Unbilled receivables	-	1,441
Inventory	-	(61)
Prepaid expenses and other current assets	18	(200)
Accounts payable	-	(124)
Accrued expenses	(104)	3,119
Due to/from affiliates, net	170	1,796
Other liabilities	-	(478)
Total adjustments	(659)	(30,765)
Net cash (used in) provided by operating activities	(903)	7,427

Cash flows from investing activities:
Capital expenditures	-	(312)
Proceeds from disposal of discontinued operations, net of cash transferred	-	67,965
Net cash provided by investing activities	-	67,653

Cash flows from financing activities:
Repayments of long-term debt	-	(19,270)
Repayments of line of credit facility	-	(2,349)
Repayments of capital lease obligations	-	(818)
Cash distributions to minority interest	-	(15,674)
Cash distributions to shareholders	(1,400)	(27,525)
Net cash used in financing activities	(1,400)	(65,636)

Effect of exchange rate on cash and cash equivalents	-	(21)

Net (decrease) increase in cash and cash equivalents	(2,303)	9,423
Cash and cash equivalents, beginning of period	6,892	398
Cash and cash equivalents, end of period	$4,589	$9,821

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

In the opinion of management, the condensed consolidated financial statements as of June 30, 2008 and for the six and three months ended June 30, 2008 and 2007, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the six and three months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year or any other period.

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

The Managing Shareholder announced that it intends to market NEH’s assets, Indeck Maine, Maine Hydro and US Hydro for sale. These assets represent the remaining investments of the Trust. On June 5, 2008, NEH entered into a sale and purchase agreement pursuant to which NEH will sell its contractual and legal interest in the operating assets of NEH subject to various closing conditions, including approval of shareholders of the Trust, Growth Fund and Ridgewood/Egypt Fund. A summary of the terms and conditions of the sale has been filed on a Current Report on Form 8-K filed with the SEC on June 13, 2008. There can be no assurance that any such sales will occur. These assets did not meet the qualifications to be classified as “held for sale” at June 30, 2008.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( unaudited, dollar amounts in thousands )

3. DISCONTINUED OPERATIONS

On February 22, 2007, RUK completed the sale of all of the issued and outstanding shares of CLPE Holdings Limited (“CLP”) to MEIF LG Energy Limited as part of a sale agreement dated January 23, 2007. Concurrent with the sale, RUK and affiliated entities terminated certain sharing agreements amongst themselves. Financial information relating to RUK, including the gain recognized from the sale of CLP and the termination of the sharing agreements, for the six and three months ended June 30, 2007 were as follows:

	Six Months Ended	Three Months Ended
	June 30,2007	June 30,2007

Revenue from operations of discontinued business	$7,552	$-

Income (loss) from operations of discontinued business	$193	$(135)
Gain on disposal	54,979	-
Income tax benefit	29	-
Minority interest in the (earnings) loss of subsidiaries	(16,514)	19
Income (loss) from discontinued operations	$38,687	$(116)

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

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Trust adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008, with no material impact on its condensed consolidated financial statements.  The Trust is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on its condensed consolidated financial statements.

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

SFAS 162

               In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Trust is currently evaluating the impact of adopting SFAS 162 on its condensed consolidated financial statements.

5.  INVESTMENTS

Maine Hydro

Summarized statements of operations data for Maine Hydro for the six and three months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Revenues	$3,174	$2,735	$1,355	$1,521

Gross profit	1,862	1,344	701	762

Income from operations	1,699	1,096	626	640

Net income	1,699	1,096	626	640

Trust share of income in Maine Hydro	850	548	313	320

Indeck Maine

Summarized statements of operations data for Indeck Maine for the six and three months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Revenues	$21,165	$18,329	$11,707	$9,194

Gross profit	2,660	2,172	2,138	1,129

Income from operations	2,075	1,909	1,749	1,013

Net income	1,332	1,185	1,369	654

Trust share of income in Indeck Maine	524	448	616	261

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( unaudited, dollar amounts in thousands )

During the second quarter of 2008, management fees due to Indeck’s board members totaling $933 was forgiven by the members. Indeck Maine has recorded this forgiveness as a capital contribution. The Trust and Trust IV have each recorded this forgiveness as a capital contribution of $467.

In accordance with the Indeck Maine operating agreement, losses and depreciation have been allocated to Indeck Energy Services, Inc. (“IES”) to the extent of it adjusted capital account balance.  Prior year losses and depreciation, in excess of the amount allocated to IES, have been allocated equally between the Trust and Trust IV. In addition, profits are allocated equally between the Trust and Trust IV until the priority return from operations is received. As of June 30, 2008, the cumulative priority return was approximately $28,000.

The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciates the fixed assets over their remaining useful lives using the unit of production method.  Depreciation expense of $142 and $145 for the six months ended June 30, 2008 and 2007, respectively, and depreciation expense of $69 and $67 for the three months ended June 30, 2008 and 2007, respectively, was included in the equity income from Indeck Maine in the condensed consolidated statements of operations.

NEH

Summarized statements of operations data for NEH for the six and three months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Revenues	$5,541	$4,663	$3,152	$2,572

Gross profit	1,934	1,715	1,191	1,020

Income from operations	665	571	594	493

Net income	431	35	493	406

Trust share of income in NEH	61	5	70	57

US Hydro

Summarized statements of operations data for US Hydro for the six and three months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Revenues	$2,601	$2,622	$1,568	$1,172

Gross profit	1,284	1,291	915	517

Income from operations	466	488	498	124

Net income	447	570	342	181

Trust share of income in US Hydro	131	167	100	53

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( unaudited, dollar amounts in thousands )

6.  COMMITMENTS AND CONTINGENCIES

Indeck Maine, along with Ridgewood Providence Partners LLP and Ridgewood Rhode Island Generation, LLC, affiliates of Indeck Maine (collectively, the “Companies”) have an agreement with a power marketer for which they are committed to sell a portion of their Renewable Portfolio Standards Attributes (“RPS Attributes”) derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such RPS Attributes from 2004 through 2009 at fixed prices. If the Companies fail to supply the required number of RPS Attributes, liquidated damages may be assessed.  In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and the Companies produce no renewable attributes for such option year, the Companies face maximum liquidated damages, which are adjusted annually for the change in the consumer price index, among other things, of up to approximately $3,800, measured using factors in effect at December 31, 2007, for that option year and any other year in which an option has been exercised and insufficient renewable attributes have been produced. Indeck Maine is liable for 70% of the total liquidated damages, but may be liable for up to 100% in the event of default by any of the Companies. In addition, the Trust (together with several other Funds managed by the Managing Shareholder) is a guarantor of the Companies’ obligations under the agreement and as such, could be liable for a maximum percentage of the Companies’ liabilities under the agreement. In the fourth quarter of 2007, the power marketer notified the Companies that it has elected to purchase the output for 2008 as specified in the agreement. As of June 30, 2008 and 2007, the Companies have satisfied and delivered RPS Attributes as prescribed in the agreements and therefore no liquidated damages were incurred. In August 2008, the agreement with the power marketer was amended and the security deposit with the power marketer was increased by $6,121 ($3,121 of which was provided by the Trust) in exchange for the release of, among other things, certain underlying assets that have been sold, or are being marketed for sale, as collateral for the obligations of the Companies under the agreement. The amendment also defers the timing on the payment for the RPS Attributes and eliminates the limits on the liability of the Trusts under the guarantees.

On December 30, 2005, an investor in the Trust and entities affiliated with the Trust, Paul Bergeron, on behalf of himself and as Trustee for the Paul Bergeron Trust (the “Plaintiff”), filed a Complaint in the Federal District Court in Massachusetts, Paul Bergeron v. Ridgewood Securities Corporation, et al. (“Bergeron I”).  The action was brought against, among others, the Managing Shareholder and persons who are or were officers of the Managing Shareholder alleging violations of the Massachusetts Securities Act, as well as breach of fiduciary duty, fraud, breach of contract, negligent misrepresentation and unjust enrichment, all related to a set of alleged facts and allegations regarding the sale of securities of Funds managed by the Managing Shareholder or affiliates of the Managing Shareholder which were sold in private offerings and the operation of those Funds subsequent to the sale.  The Plaintiff is seeking damages of $900 plus interest and other damages to be determined at trial. None of the Funds are party to this litigation. No trial date has been set. Discovery has been completed and a Motion for Summary Judgment filed by the Defendants is pending.

On March 20, 2007, the Plaintiff in Bergeron I commenced a derivative action, in Suffolk County Superior Court, Commonwealth of Massachusetts,  Paul Bergeron v. Ridgewood Electric Power Trust V, et al. (“Bergeron II”).  The Plaintiff joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities to an unaffiliated entity was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds.  The Superior Court denied the request by the Plaintiff for an injunction. On February 29, 2008, the Plaintiff filed an amended complaint in Bergeron II adding two additional investors, one in the Trust and one in Growth Fund, as additional plaintiffs. Discovery is ongoing and no trial date has been set.

All defendants in Bergeron I and Bergeron II deny the allegations and intend to defend both actions vigorously.

RUK gave a number of warranties and indemnities to the purchaser of CLP. Should there be a breach of the warranties or should an indemnifiable event occur, the buyer could make claims against RUK. RUK purchased warranty and indemnity insurance to minimize such risk. As of the date of this filing, the Trust is unaware of any such claims.

On August 16, 2006, the Managing Shareholder of the Trust and affiliates of the Trust filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court. The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trusts and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of  June 30, 2008 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the six and three months ended June 30, 2008 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2007 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

General and administrative expenses of $0.9 million for the six months ended June 30, 2008 were comparable to the six months ended June 30, 2007.

For the six months ended June 30, 2008, the Trust recorded equity income of $0.9 million from its investment in Maine Hydro compared to equity income of $0.5 million for the same period in 2007. The increase in equity income of approximately $0.4 million was primarily the result of increased revenues from higher production in the 2008 period as compared to the same period in 2007.

During the first quarter of 2007, RUK completed the sale of all of the issued and outstanding shares of CLP to MEIF LG Energy Limited. The operating results of RUK, including CLP, have been classified as discontinued operations for all periods presented. Income from discontinued operations represents income from operations of RUK and gain on disposal net of income tax and minority interest. See Note 3, “Discontinued Operations,” in the notes to condensed consolidated financial statements contained herein for further discussion.

Total assets decreased approximately $1.1 million from $23 million at December 31, 2007 to $21.9 million at June 30, 2008. This decrease was primarily due to decreases of $2.3 million in cash and cash equivalents partially offset by an increase of $1.1 million in investments. Total liabilities of $0.7 million at June 30, 2008 were comparable to total liabilities at December 31, 2007.

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

In the second quarter of 2008, the Trust recorded equity income of $0.6 million from its investment in Indeck Maine compared to $0.3 million for the same period in 2007. The increase in equity income of approximately $0.3 million in the 2008 period was primarily attributable to an increase in power generation revenue resulting from higher production rates in the 2008 period.

Liquidity and Capital Resources

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

At June 30, 2008, the Trust had cash and cash equivalents of $4.6 million, a decrease of $2.3 million from December 31, 2007. The cash flows for the six months ended June 30, 2008 were $0.9 million used in operating activities and $1.4 million used in financing activities.

Cash used in operating activities for the six months ended June 30, 2008 was $0.9 million compared to cash provided by operating activities of $7.4 million for the six months ended June 30, 2007. The decrease of $8.3 million in cash provided by operating activities in the 2008 period was primarily due to the gain on disposal of CLP, net of minority interest, recorded for the six months ended June 30, 2007.

There were no cash flows from investing activity for the six months ended June 30, 2008. Cash provided by investing activities for the six months ended June 30, 2007 was $67.7 million, representing the proceeds of $68 million received from the sale of CLP, partially offset by $0.3 million in capital expenditures.

Cash used in financing activities for the six months ended June 30, 2008 was $1.4 million compared to $65.6 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, cash used in financing activities represents cash distributions to shareholders. For the six months ended June 30, 2007, cash used in financing activities represents $43.2 million for cash distributions to shareholders and minority interest, $19.3 million for repayments of long-term debt, $0.8 million for repayments of capital lease obligations, and $2.3 million for repayments of a line of credit.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities to be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations

The Trust, along with other Trusts managed by the Managing Shareholder, are jointly and severally liable for liquidated damages if Indeck Maine and affiliates fail to produce RPS Attributes under an agreement with a power marketer, as more fully described in Note 6 to the Trust’s condensed consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Trust’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report  to ensure that information required to be disclosed by a registrant in reports filed pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

2.1
Sale and Purchase Agreement, dated June 5, 2008, by and among Ridgewood Near East Holdings LLC, RW Egyptian Holdings, LLC, Horus Private Equity Fund III, LP, Mariridge for Infrastructure Projects, Zaki Girges and Ridgewood Egypt for Infrastructure LLC. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on June 13, 2008).

2.2	Escrow Agreement dated June 5, 2008 by and among Ridgewood Near East Holdings LLC, RW Egyptian Holdings, LLC, Horus Private Equity Fund III, L.P., Mairiridge for Infrastructure Projects, HSBC Egypt, Zaki Girges and Ridgewood Egypt for Infrastructure LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on June 13, 2008).

10.1	Loan agreement dated June 5, 2008 by and between Horus Private Equity Fund III, L.P. and Ridgewood Egypt for Infrastructure LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on June 13, 2008).

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
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

RIDGEWOOD ELECTRIC POWER TRUST V

Date: August 12, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2008	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)