Form 10-Q
period 2008-09-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2008-11-14
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

  ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

  ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file Number:   0-24143

RIDGEWOOD ELECTRIC POWER TRUST V
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3437351
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1314 King Street, Wilmington, DE	19801
(Address of Principal Executive Offices)	(Zip Code)

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
 Yes  ☐        No  ☒

As of September 30, 2008, there were 932.8877 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$675	$6,892
Due from affiliates	804	1,173
Deposits - current portion	1,561	-
Prepaid expenses and other current assets	304	32
Total current assets	3,344	8,097
Notes receivable, affiliates	5,566	5,263
Investments	11,188	9,396
Deposits - noncurrent portion	1,845	285

Total assets	$21,943	$23,041

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$76	$144
Due to affiliates	456	325
Total current liabilities	532	469
Minority interest	277	277
Total liabilities	809	746

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (932.8877 Investor Shares issued
and outstanding)	21,788	22,951
Managing Shareholder’s accumulated deficit
(1 management share issued and outstanding)	(654)	(656)
Total shareholders’ equity	21,134	22,295

Total liabilities and shareholders’ equity	$21,943	$23,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Operating expenses:
General and administrative expenses	$1,505	$1,213	$597	$363
Management fee to Managing Shareholder	1,749	1,749	583	583
Total operating expenses	3,254	2,962	1,180	946

Loss from operations	(3,254)	(2,962)	(1,180)	(946)

Other income (expense):
Equity in income (loss) of Maine Hydro	828	197	(22)	(351)
Equity in income of Indeck Maine	1,560	708	1,036	260
Equity in income of NEH	133	93	72	88
Equity in income (loss) of US Hydro	96	67	(35)	(100)
Interest income, affiliates	382	606	118	214
Interest expense	-	(14)	-	-
Other expense	-	(25)	-	-
Total other income, net	2,999	1,632	1,169	111

Loss before discontinued operations	(255)	(1,330)	(11)	(835)

Income (loss) from discontinued operations including related gain on
disposal (see Note 3), net of income tax and minority interest	-	38,650	-	(37)

Net (loss) income	(255)	37,320	(11)	(872)

Foreign currency translation adjustment	27	(1,041)	(26)	33

Comprehensive (loss) income	$(228)	$36,279	$(37)	$(839)

Managing Shareholder - Net loss	$(3)	$(12)	$-	$(9)

Shareholder - Net (loss) income:
Continuing operations	$(252)	$(1,317)	$(11)	$(827)
Discontinued operations	-	38,649	-	(36)

Net (loss) income per Investor Share:
Continuing operations	$(270)	$(1,411)	$(12)	$(886)
Discontinued operations	-	41,429	-	(39)

Distributions per Investor Share	$1,500	$30,250	$-	$750

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(255)	$37,320
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	-	582
Forgiveness of unpaid and accrued interest on management fees	-	888
Gain on disposal of discontinued operations	-	(54,979)
Amortization of deferred financing costs	-	18
Interest income on notes receivable	(303)	(303)
Minority interest in the earnings of subsidiaries	-	16,497
Deferred income taxes	-	(29)
Restricted cash	-	2,482
Equity interest in income of:
Maine Hydro	(828)	(197)
Indeck Maine	(1,560)	(708)
NEH	(133)	(93)
US Hydro	(96)	(67)
Cash distributions from Maine Hydro	888	750
Cash distributions from US Hydro	431	-
Changes in operating assets and liabilities:
Accounts receivable	-	(424)
Unbilled receivables	-	1,441
Inventory	-	(61)
Prepaid expenses and other current assets	(272)	(208)
Deposits	(3,121)	-
Accounts payable and accrued expenses	(68)	2,958
Due to/from affiliates, net	500	2,194
Other liabilities	-	(478)
Total adjustments	(4,562)	(29,737)
Net cash (used in) provided by operating activities	(4,817)	7,583

Cash flows from investing activities:
Capital expenditures	-	(312)
Proceeds from disposal of discontinued operations, net of cash transferred	-	67,965
Net cash provided by investing activities	-	67,653

Cash flows from financing activities:
Repayments of long-term debt	-	(19,270)
Repayments of line of credit facility	-	(2,349)
Repayments of capital lease obligations	-	(818)
Cash distributions to minority interest	-	(15,674)
Cash distributions to shareholders	(1,400)	(28,222)
Net cash used in financing activities	(1,400)	(66,333)

Effect of exchange rate on cash and cash equivalents	-	(20)

Net (decrease) increase in cash and cash equivalents	(6,217)	8,883
Cash and cash equivalents, beginning of period	6,892	398
Cash and cash equivalents, end of period	$675	$9,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands )

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Ridgewood Electric Power Trust V (the “Trust”) Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 26, 2008 (the “2007 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2007 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of September 30, 2008, and for the nine and three months ended September 30, 2008 and 2007, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2008 and 2007, are not necessarily indicative of the results to be expected for the full year or any other period.

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

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust and its majority-owned subsidiary, Ridgewood UK, LLC (“RUK”). The Trust’s condensed consolidated financial statements also include the Trust’s 29.2% interest in Ridgewood US Hydro Corporation (“US Hydro”), 14.1% interest in Ridgewood Near East Holdings, LLC (“NEH”), 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and 25% interest in Indeck Maine Energy, L.L.C. (“Indeck Maine”), which are accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of these entities.  RUK previously owned landfill gas fired electric projects located in the United Kingdom, which were sold in February 2007. The operating results of RUK are presented as discontinued operations (see Note 3).

The Trust owns a 69.6% interest in RUK and the remaining 30.4% minority interest is owned by The Ridgewood Power Growth Fund (“Growth Fund”). The interest of Growth Fund is presented as minority interest in the condensed consolidated financial statements.

The Managing Shareholder announced that it intends to market NEH’s assets, Indeck Maine, Maine Hydro and US Hydro for sale. These assets represent the remaining investments of the Trust and did not meet the qualifications to be classified as “held for sale” at September 30, 2008.

On June 12, 2008, NEH, and its wholly-owned subsidiary, entered into a sale and purchase agreement, pursuant to which they would sell their contractual and legal interests in the operating assets of NEH subject to various closing conditions, including approval of shareholders of the Trust, Growth Fund and Ridgewood/Egypt Fund (“Egypt Fund”). A summary of the terms and conditions of the sale was provided in a Current Report on Form 8-K filed with the SEC on June 13, 2008. On or about September 19, 2008 and October 10, 2008, respectively, a definitive consent statement and a supplement to consent statement regarding the sale of NEH assets were filed with SEC and subsequently sent to the shareholders of the Trust, Growth Fund and Egypt Fund. Shareholders representing a majority of shares for each of the three funds approved the proposal to sell NEH’s assets. The results of the consent solicitation are included in Part II, Item 4. “Submission of Matters to a Vote of Security Holders.” Under the terms of the sale and purchase agreement, the prospective buyers have the ability to terminate this agreement, without penalty, if the sale has not closed by the end of November 15, 2008. On November 13, 2008, as described in a Current Report on Form 8-K filed with the SEC on November 13, 2008, the prospective buyers were asked by the Managing Shareholder for an extension; but instead the Managing Shareholder was informed by them that they would not proceed to close the sale transaction on the terms and conditions of the sale and purchase agreement that was executed on June 5, 2008, due, in part, to the worldwide deterioration in the financial markets. The prospective buyers indicated that they have an interest in continuing to pursue purchasing the NEH assets, but on different terms that would include a lower purchase price.

On August 22, 2008, Ridgewood Maine L.L.C. ((“Ridgewood Maine”), co-owned by the Trust and Ridgewood Electric Power Trust IV (“Trust IV”)) and Indeck Energy Services, Inc. (“IES”) entered into a purchase and sale agreement to sell 100% of the membership interest in Indeck Maine to Covanta Energy Corporation (“Covanta”) for cash, subject to various closing conditions, including approval of shareholders of the Trust and Trust IV. A summary of the terms and conditions of the sale was provided in a Current Report on Form 8-K filed with the SEC on August 25, 2008.  As the sale of Indeck Maine did not occur by October 31, 2008, parties to the sale may now terminate the purchase and sale agreement without cause or penalty. As of the date of this filing, no such termination has occurred. Effective November 12, 2008, as described in a Current Report on Form 8-K filed with the SEC on November 13, 2008, Covanta, Ridgewood Maine, IES and affiliated entities entered into various amendments, which among other things, extended the date to which the sale can be terminated, without penalty, to January 31, 2009 (or February 29, 2009 if certain conditions are present) and reduced the overall proceeds of the transaction to be received by Indeck Energy and IES.

There can be no assurance that any sales of NEH’s assets, Indeck Maine, Maine Hydro or US Hydro will occur.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands )

3.             DISCONTINUED OPERATIONS

On February 22, 2007, RUK completed the sale of all of the issued and outstanding shares of CLPE Holdings Limited (“CLP”) to MEIF LG Energy Limited. Concurrent with the sale, RUK and affiliated entities terminated certain sharing agreements amongst themselves. Financial information relating to RUK, including the gain recognized from the sale of CLP and the termination of the sharing agreements, for the nine and three months ended September 30, 2007 were as follows:

	Nine Months Ended	Three Months Ended
	September 30, 2007	September 30, 2007

Revenue from operations of discontinued business	$7,552	$-

Income (loss) from operations of discontinued business	$139	$(54)
Gain on disposal	54,979	-
Income tax expense	29	-
Minority interest in the (earnings) loss of subsidiaries	(16,497)	17
Income (loss) from discontinued operations	$38,650	$(37)

The gain on disposal represents proceeds, less transaction costs and the net asset value of CLP, plus the reversal of previously recorded foreign currency translation adjustments. The Managing Shareholder waived its right to receive its 1% of the distributions from these transactions. As a result, the gain from the sale and related cash distributions are allocated solely to Investor Shares.

4.             RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In February 2008, the FASB issued FASB Staff Position FIN 48-2, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN 48 for non-public companies to fiscal years beginning after December 15, 2007. The Trust has concluded that it is eligible for this deferral and therefore, FIN 48 will become effective for the Trust for the annual period beginning January 1, 2008.  The Trust is currently evaluating the impact of adopting FIN 48 on its condensed consolidated financial statements.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with GAAP and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and to determine the fair value of a financial asset when the market for that financial asset is not active. The Trust adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008, with no material impact on its condensed consolidated financial statements. Staff Position 157-3 does not have a material impact on its condensed consolidated financial statements. The Trust is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on its condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands )

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

SFAS 162

               In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Trust is currently evaluating the impact of adopting SFAS 162 on its condensed consolidated financial statements.

5.             CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At September 30, 2008, amounts in excess of insured limits are directly or indirectly invested in US government backed securities.

6.             INVESTMENTS

Maine Hydro

Summarized statements of operations data for Maine Hydro for the nine and three months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$4,081	$2,832	$907	$97

Gross profit (loss)	2,055	728	193	(616)

Income (loss) from operations	1,656	394	(43)	(702)

Net income (loss)	1,656	394	(43)	(702)

Trust share of income (loss) in Maine Hydro	828	197	(22)	(351)

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands )

Indeck Maine

Summarized statements of operations data for Indeck Maine for the nine and three months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$32,094	$26,573	$10,929	$8,244

Gross profit	5,295	3,228	2,635	1,056

Income from operations	4,683	2,922	2,608	1,013

Net income	3,554	1,838	2,222	653

Trust share of income in Indeck Maine	1,560	708	1,036	260

During the second quarter of 2008, management fees due to Indeck’s board members totaling $933 was forgiven by the members. Indeck Maine has recorded this forgiveness as a capital contribution. The Trust and Trust IV have each recorded this forgiveness as a capital contribution of $467.

In accordance with the Indeck Maine operating agreement, losses and depreciation have been allocated to IES to the extent of its adjusted capital account balance.  Prior year losses and depreciation, in excess of the amount allocated to IES, have been allocated equally between the Trust and Trust IV. In addition, profits are allocated equally between the Trust and Trust IV until the priority return from operations is received. As of September 30, 2008, the cumulative priority return was approximately $29,000.

The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciates the fixed assets over their remaining useful lives using the unit of production method.  Depreciation expense of $217 and $211 for the nine months ended September 30, 2008 and 2007, respectively, and depreciation expense of $75 and $66 for the three months ended September 30, 2008 and 2007, respectively, was included in the equity income from Indeck Maine in the condensed consolidated statements of operations.

NEH

Summarized statements of operations data for NEH for the nine and three months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$9,471	$7,548	$3,930	$2,885

Gross profit	3,426	3,000	1,492	1,285

Income from operations	1,484	1,287	819	716

Net income	944	657	513	622

Trust share of income in NEH	133	93	72	88

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands )

US Hydro

Summarized statements of operations data for US Hydro for the nine and three months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$3,244	$2,932	$643	$310

Gross profit (loss)	1,249	872	(35)	(419)

Loss from operations	(125)	(258)	(591)	(746)

Net income (loss)	330	209	(117)	(361)

Trust share of income (loss) in US Hydro	96	67	(35)	(100)

7.             COMMITMENTS AND CONTINGENCIES

Indeck Maine, along with Ridgewood Providence Partners LLP and Ridgewood Rhode Island Generation, LLC, affiliates of Indeck Maine (collectively, the “Companies”), have an agreement with a power marketer for which they are committed to sell a portion of their Renewable Portfolio Standards Attributes (“RPS Attributes”) derived from their electric generation. The agreement provides such power marketer with six separate annual options to purchase such RPS Attributes from 2004 through 2009 at fixed prices. If the Companies fail to supply the required number of RPS Attributes, liquidated damages may be assessed.  In accordance with the terms of the agreement, if the power marketer elects to exercise an annual option and the Companies produce no renewable attributes for such option year, the Companies face maximum liquidated damages, which are adjusted annually for the change in the consumer price index, among other things, of up to approximately $3,800, measured using factors in effect at December 31, 2007, for that option year and any other year in which an option has been exercised and insufficient renewable attributes have been produced. Indeck Maine is liable for 70% of the total liquidated damages, but may be liable for up to 100% in the event of default by any of the Companies. In addition, the Trust (together with several other Funds managed by the Managing Shareholder) is a guarantor of the Companies’ obligations under the agreement and as such, could be liable for a maximum percentage of the Companies’ liabilities under the agreement. In the fourth quarter of 2007, the power marketer notified the Companies that it has elected to purchase the output for 2008 as specified in the agreement. As of September 30, 2008 and 2007, the Companies have satisfied and delivered RPS Attributes as prescribed in the agreements and therefore no liquidated damages were incurred. In August 2008, the agreement with the power marketer was amended and the security deposit with the power marketer was increased by $6,121 ($3,121 of which was provided by the Trust) in exchange for the release of, among other things, certain underlying assets that have been sold, or are being marketed for sale, as collateral for the obligations of the Companies under the agreement. The amendment also defers the timing on the payment for the RPS Attributes and eliminates the limits on the liability of the Trusts under the guarantees. Indeck Maine’s and Trust’s portion of the deposits total $5,581 at September 30, 2008. To the Trust’s knowledge, the power marketer does not have the deposits segregated. In September 2008, the power marketer announced it was being acquired. Indeck Maine and the Trust do not believe any impairment in the recorded value of the deposit has occurred. It is anticipated that the power marketer will not exercise its option to purchase 2009 output. If this were to occur, the amount of the required deposit will begin to decline and be returned. Additionally, the RPS Attributes that were under option, as produced, would likely be sold in the open market, which at the current time, is below that of the price per RPS Attribute in the agreement with the power marketer.

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
(unaudited, dollar amounts in thousands )

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

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Trust.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of September 30, 2008 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the nine and three months ended September 30, 2008 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2007 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s opinions and estimates as of the date they are made. Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the sale of Trust’s assets, the outcome of the litigation described in Part I, Item 1, Note 7. “Commitments and Contingencies” of this report, changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Trust’s 2007 Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

Results of Operations and Changes in Financial Condition

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

General and administrative expenses increased $0.3 million from $1.2 million for the first nine months of 2007 to $1.5 million for the same period in 2008. The increase was primarily attributable to higher professional fees.

For the nine months ended September 30, 2008, the Trust recorded equity income of $0.8 million from its investment in Maine Hydro compared to $0.2 million for the same period in 2007. The increase in equity income of $0.6 million was primarily the result of increased revenues resulting from higher production in the 2008 period.

For the nine months ended September 30, 2008, the Trust recorded equity income of $1.6 million from its investment in Indeck Maine compared to $0.7 million for the same period in 2007. The increase in equity income of $0.9 million was primarily attributable to an increase in power generation revenue resulting from higher production rates in the 2008 period.

Interest income decreased $0.2 million from $0.6 million in the first nine months of 2007 to $0.4 for the same period in 2008, reflecting lower average cash balances in the 2008 period.

During the first quarter of 2007, RUK completed the sale of all of the issued and outstanding shares of CLP to MEIF LG Energy Limited. The operating results of RUK, including CLP, have been classified as discontinued operations for all periods presented. Income from discontinued operations represents income from operations of RUK and gain on disposal net of income tax and minority interest. See Note 3, “Discontinued Operations”, in the notes to condensed consolidated financial statements contained herein for further discussion.

Total assets decreased $1.1 million from $23 million at December 31, 2007 to $21.9 million at September 30, 2008. This decrease was primarily due to decreases of $6.2 million in cash and cash equivalents and $0.4 million in due from affiliates, partially offset by increases of $1.8 million in investments, $3.1 million in deposits and $0.3 million each in notes receivable, affiliates and other current assets. Total liabilities of $0.8 million at September 30, 2008 were comparable to total liabilities at December 31, 2007.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

General and administrative expenses increased $0.2 million from $0.4 million for three months ended September 30, 2007 to $0.6 million for the same period in 2008. The increase was primarily attributable to higher professional fees.

For the three months ended September 30, 2008, the Trust recorded equity loss of $22,000 from its investment in Maine Hydro compared to $0.4 million for the same period in 2007. This decrease in equity loss was primarily the result of increased revenues from higher production in the 2008 period.

For the three months ended September 30, 2008, the Trust recorded equity income of $1 million from its investment in Indeck Maine compared to $0.3 million for the same period in 2007. The increase in equity income of approximately $0.7 million was primarily attributable to an increase in power generation revenue resulting from higher production rates in the 2008 period.

Liquidity and Capital Resources

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

At September 30, 2008, the Trust had cash and cash equivalents of $0.7 million, a decrease of $6.2 million from December 31, 2007. The cash flows for the nine months ended September 30, 2008 were $4.8 million used in operating activities and $1.4 million used in financing activities.

Cash used in operating activities for the nine months ended September 30, 2008 was $4.8 million compared to cash provided by operating activities of $7.6 million for same period in 2007. The decrease of $12.4 million in cash used by operating activities in the 2008 period was primarily due to the gain on disposal of CLP, net of minority interest, recorded in the 2007 period and an increase in deposits to the power marketer in the 2008 period.

There were no cash flows from investing activity for the nine months ended September 30, 2008. Cash provided by investing activities for the nine months ended September 30, 2007 was $67.7 million, representing the proceeds of $68 million received from the sale of CLP, partially offset by $0.3 million in capital expenditures.

Cash used in financing activities for the nine months ended September 30, 2008 was $1.4 million compared to $66.3 million for the same period in 2007. For the nine months ended September 30, 2008, cash used in financing activities represents cash distributions to shareholders. For the nine months ended September 30, 2007, cash used in financing activities represents $43.9 million for cash distributions to shareholders and minority interest, $19.3 million in repayments of long-term debt, $0.8 million in repayments of capital lease obligations, and $2.3 million in repayments of a line of credit.

Future Liquidity and Capital Resource Requirements

The Trust expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations

The Trust, along with other Trusts managed by the Managing Shareholder, are jointly and severally liable for liquidated damages if Indeck Maine and affiliates fail to produce RPS Attributes under an agreement with a power marketer, as more fully described in Note 7 to the Trust’s condensed consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Form 10-Q.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the third quarter ended September 30, 2008, consents for the sale of NEH assets were solicited pursuant to Section 14(a) of the Exchange Act. On or about September 19, 2008 and October 10, 2008, respectively, a definitive consent statement and a supplement to consent statement were filed with the SEC and subsequently mailed to the shareholders of the Trust soliciting the consent of the shareholders of the Trust to approve the sale and purchase agreement of NEH in lieu of holding a special meeting of shareholders. See Part I, Item 1, Note 2. “Description of Business” for details of the NEH sale.

There were 932.8877 Investor Shares outstanding as of the record date of the consent solicitation. The results of the consent solicitation were as follows:

Approve: Not Approve: Abstain:	818.5954 shares 111.3173 shares (includes no response regarding 109.8173 shares) 2.9750 shares

ITEM 5.   OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.		Description

2.1		Purchase and Sale Agreement, dated August 19, 2008, by and among Ridgewood Maine, L.L.C., and Indeck Energy Services, Inc., Covanta Energy Corporation, and for certain limited purposes, Indeck Maine Energy, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008).

2.2		Amendment No. 1 to Sale and Purchase Agreement, dated June 5, 2008, as amended, by and among Ridgewood Near East Holdings LLC, RW Egyptian Holdings LLC, Horus Private Equity Fund III, L.P., Mariridge for Infrastructure Projects, Mr. Zaki Girges and Ridgewood Egypt for Infrastructure LLC (incorporated by reference to Annex A to the Current Report on Schedule 14A filed by the Registrant with the SEC on September 19, 2008).

2.3	*	Amendment No. 2 to Sale and Purchase Agreement, dated September 9, 2008, as amended, by and among Ridgewood Near East Holdings LLC, RW Egyptian Holdings, LLC, Horus Private Equity Fund III, LP, and Mariridge for Infrastructure Projects.

Exhibit No.	Description

2.4		Amendment No. 1 to Escrow Agreement, dated as of June 5, 2008, as amended, by and among Ridgewood Near East Holdings, LLC, RW Egyptian Holdings LLC, Horus Private Equity Fund III, L.P., Mariridge for Infrastructure Projects, Ridgewood Egypt for Infrastructure LLC and HSBC Egypt, as escrow agent (incorporated by reference to Annex B to the Current Report on Schedule 14A filed by the Registrant with the SEC on September 19, 2008).

2.5	*	Amendment No. 2 to Escrow Agreement, dated September 9, 2008, as amended, by and among Ridgewood Near East Holdings LLC, RW Egyptian Holdings, LLC, Horus Private Equity Fund III, LP, and Mariridge for Infrastructure Projects, HSBC Egypt, and Ridgewood Egypt for Infrastructure Projects LLC.

2.6		Assignment and Amendment Agreement, dated September 30, 2008, by and among Ridgewood Near East Holdings LLC, RW Egyptian Holdings LLC, Horus Private Equity Fund III, L.P., Mariridge for Infrastructure Projects, Mr. Zaki Girges, Ridgewood Egypt for Infrastructure LLC, EFG-Hermes for Water Desalination, SAE and EFG Hermes Holding Co., SAE (incorporated by reference to Annex 1 to the Current Report on Schedule 14A filed by the Registrant with the SEC on October 10, 2008).

2.7		Inter-Fund Agreement Egypt Transaction, dated as of June 5, 2008, by and between Ridgewood Renewable Power LLC, The Ridgewood Power Growth Fund, Ridgewood Electric Power Trust V and Ridgewood/Egypt Fund (incorporated by reference to Annex C to the Current Report on Schedule 14A filed by the Registrant with the SEC on September 19, 2008).

10.1
Backup Certificate Agreement, dated August 19, 2008, by and among Indeck Maine Energy, LLC, Ridgewood Providence Power Partners, L.P., Ridgewood Rhode Island Generation, LLC, Linwood 0708 LLC, Rhode Island LFG Genco, LLC, and for certain limited purposes, Ridgewood Power Management LLC, and Covanta Energy Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008).

10.2		Guaranty of Covanta Energy Corporation dated August 19, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008).

10.3
Sellers Omnibus Agreement, dated August 19, 2008, by and among Ridgewood Maine, L.L.C., Indeck Energy Services, Inc., and for certain limited purposes Ridgewood Renewable Power LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008).

10.4
Certificate Sale Support Agreement, dated July 31, 2008, by and among Linwood 0708 LLC, Ridgewood Rhode Island Generation, LLC, Ridgewood Providence Power Partners, L.P., Rhode Island LFG Genco, LLC, Indeck Energy Services, Inc., Ridgewood Electric Power Trust I, Ridgewood Electric Power Trust III, Ridgewood Electric Power Trust IV, Ridgewood Electric Power Trust V, Ridgewood Power B Fund/Providence Expansion, and Ridgewood Renewable Power, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008).

10.5
Agency Agreement, dated August 19, 2008, among Ridgewood Providence Power Partners, L.P., Ridgewood Rhode Island Generation, LLC, Linwood 0708 LLC, Ridgewood Power Management, LLC and Indeck Maine Energy, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008).

10.6	*	Senior Executive Bonus Plan.

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
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

RIDGEWOOD ELECTRIC POWER TRUST V

Date: November 14, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)