Form 10-K
period 2008-12-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2009-04-09
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
Yes  ☐ No  ☒

There is no market for the Investor Shares. The number of Investor Shares outstanding at March 31, 2009 was 932.8877.

FORM 10-K

PART I

Forward-Looking Statements

Certain statements discussed in Item 1. “Business”, Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s opinions and estimates as of the date they are made. Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include, without limitation, possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust, including, without limitation, proceeds received from the disposition of Trust investments, settlement of the Trust’s liabilities and obligations, costs incurred in connection with the carrying out of the plan of liquidation and dissolution of the Trust, and the actual timing of liquidating distributions. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

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

Historically, the Trust focused primarily on projects fueled by renewable sources of fuel and on water treatment facilities in remote locations serving hotel resort developments. These projects allowed the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2008, the projects in which the Trust had investments were located in the United States and Egypt. As of that date, the Trust had investments in hydro-electric generating projects in the US with total capacity of 26.3 megawatts (“MW”), and in projects in Egypt with the capacity to produce approximately 38,650 cubic meters (approximately 10 million gallons) of potable water per day and electricity generating capacity of approximately 24MW.  The Trust previously owned biomass fueled electricity generating facilities in Maine, which were sold in December 2008, as discussed in Item 1. “Business – Indeck Maine”. Also, the Trust previously owned landfill gas-fired electric projects located in the United Kingdom, which were sold in February 2007.

On or about December 2, 2008, the Managing Shareholder, on behalf of the Trust, solicited the approval of the holders of investors shares of beneficial interest (“Investor Shares”) for the sale of 100% of the interests of Indeck Maine Energy, L.L.C., an Illinois limited liability company (“Indeck Maine”) and the allocation of related proceeds. As Indeck Maine represented a significant portion of the Trust’s assets, the Managing Shareholder informed the Trust’s shareholders that this sale, if completed, would put the Trust in dissolution. Because of this, shareholders were delivered a copy of the Plan of Liquidation and Dissolution of Ridgewood Electric Power Trust V (the “Plan of Dissolution”). The shareholders approved the sale and on December 22, 2008, Indeck Maine was sold and the Trust’s Plan of Dissolution became effective.  See Item 4. “Submission of Matters to a Vote of Security Holders” for the voting results of the consent solicitation.

Under the Plan of Dissolution, the business of the Trust has shifted, and has become limited to the sale or disposition of the remaining investments of the Trust, disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Trust is required to make adequate provision to satisfy its known and unknown liabilities, which may involve difficult valuation decisions that could substantially delay or limit the Trust’s ability to make future distributions to shareholders.

The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of the date of this filing, the Trust has not been liquidated as it is in process of selling the remaining investments of the Trust. The Managing Shareholder may, in its sole determination, establish one or more liquidating trusts in connection with the termination of the Trust.

The Trust initiated its private placement offering in April 1996, selling whole and fractional shares of beneficial interests of $100,000 per share. There is no public market for Investor Shares and one is not likely to develop. In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Trust’s Declaration of Trust (“Declaration of Trust”) and applicable federal and state securities laws. The offering was concluded in April 1998, and after payment of offering fees, commissions and investment fees, the Trust had approximately $76 million available for investments and operating expenses.

Managing Shareholder

RRP, via a predecessor corporation, was founded in 1991 by Robert E. Swanson. As the Managing Shareholder, RRP has direct and exclusive control over the management of the Trust’s operations.

RRP performs (or arranges for the performance of) the operation and maintenance of the projects invested in by the Trust and the management and administrative services required for Trust operations. Among other services, RRP administers the accounts, including tax and other financial information, and handles relations with the shareholders. RRP also provides the Trust with office space, equipment and facilities and other services necessary for its operation. Effective upon the approval of the Plan of Dissolution, the Managing Shareholder has sole authority to dissolve, liquidate and terminate the Trust.

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

Projects and Properties

The following table is a summary of the Trust’s investment portfolio as of December 31, 2008 detailing the nature of the business, the portion of the investment owned by the Trust and the number of projects in each investment.

Company	No. of Sites	Trust Interest	Leased/ Owned[1]	Purpose	Structure[2]

Ridgewood Egypt[3]	32 locations	14.1%	Leased	1 – Power only 24 – Water only 7 – Water & power	Block/slab

Maine Hydro[4]	14 locations	50%	Owned	Hydro-electric generation	Integral to river dams

US Hydro[5]	7 locations	29.2%	Leased and owned	Hydro-electric generation	Integral to river dams

[1]	Refers to the locations on which the Trust’s projects are located and not the projects themselves.

[2]	Describes the type of structure in which the projects of the Trust are housed.

[3]	All Egyptian sites are located on or near the Red Sea.

[4]	All sites are located in Maine.

[5]	Six US Hydro sites are located on the Eastern Seaboard of the United States and one in California.

Ridgewood Egypt

In 1999, the Trust and The Ridgewood Power Growth Fund (“Growth Fund”) jointly formed and funded Ridgewood Near East Holdings LLC and its wholly-owned subsidiary, RW Egyptian Holdings, LLC ( collectively, “NEH”) to develop electric power and water purification plants for resort hotels along the Red Sea in Egypt. In 2000, Growth Fund made additional investments and acquired majority ownership of NEH, which controls and owns all contractual rights to the ownership of Ridgewood Egypt for Infrastructure, LLC (Egypt) (“REFI”). In 2001, the Ridgewood/Egypt Fund (“Egypt Fund”), an affiliate of Growth Fund and the Trust, made contributions to NEH in exchange for a minority interest.

In 2001, NEH, through REFI, formed a wholly-owned subsidiary and also purchased a 28% equity interest in Sinai For Environmental Services S.A.E. (“Sinai”), which owns a 5,750 cubic meters (approximately 1.5 million gallons) per day water desalinization plant in Egypt. In February 2002, REFI made an additional investment to increase its ownership to 53% and gain control of Sinai. During 2006, REFI was granted an additional interest in Sinai in return for having provided Sinai with certain machinery and equipment. In June 2008, REFI purchased an additional interest in Sinai, bringing its total ownership to 75.9%. The Trust owns 14.1%, Growth Fund owns 68.1%, and Egypt Fund owns 17.8% of NEH. The assets of REFI are located in Egypt.

The facilities of REFI source feedwater from shallow wells or directly from the Red Sea and use reverse osmosis filtration to produce potable water for sale. Certain of the facilities of REFI are located at or adjacent to their hotel customers’ sites while others are stand-alone facilities that deliver water by pipeline. The facilities of REFI are modular and mobile and can be relocated to accommodate shifts in demand. As of December 31, 2008, REFI, excluding Sinai, owns one project that supplies only electricity, twenty four that provide only potable water and six that provide both water and electricity generation. The projects generally sell their output under contracts and other arrangements at prevailing market rates. REFI, excluding Sinai, has the capacity to make 32,900 cubic meters (approximately 8.5 million gallons) of potable water per day and electricity generating capacity of approximately 24MW. As a matter of operational management, REFI has a practice of continual evaluation of its projects and relocates capacity between locations in order to meet changes in demand from its customers. The electricity generating capacity of REFI is used primarily by its own water treatment plants thereby displacing electricity the water plants would otherwise have to purchase from third parties. This arrangement helps REFI control costs and increase reliability. The business of REFI is managed and operated by employees of REFI, with its main office located in Cairo, Egypt.

A portion of the assets of Sinai are collateral for a Sinai bank term loan facility.

During 2008, NEH entered into a sale and purchase agreement to sell REFI. The sale did not close and the sale and purchase agreement was terminated without liability.

Maine Hydro

In August 1996, the Trust and Ridgewood Electric Power Trust IV (“Trust IV”) formed Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) for the purpose of acquiring a portfolio of hydro-electric facilities from CHI Energy, Inc. The Trust and Trust IV own equal interests in Maine Hydro. In December 1996, Maine Hydro acquired 14 hydro-electric projects located in Maine from CHI Energy, Inc. for $13.4 million. The projects acquired have a combined 11.3MW of electrical generating capacity and are operated under contract by RPM on an at-cost basis.

The majority of electricity generated by the Maine Hydro projects has been sold under long-term electricity sales contracts with either Central Maine Power or Bangor Hydro-Electric Company. One of the purchase agreements expired in 2007, eleven expired at the end of 2008 and one each expires in 2014 and 2017. As the contracts expire, the affected projects sell their output on the wholesale power market.

US Hydro

From April 2000 through November 2002, the Trust and Growth Fund acquired seven hydro-electric generating facilities with 15MW of generating capacity and notes receivable from Synergics, Inc. Ridgewood US Hydro Corporation (“US Hydro”) has since reached a settlement eliminating the notes receivable. The Trust owns 29.2% and Growth Fund owns 70.8% of US Hydro.

As of December 31, 2008, three projects sold their electric output to local utilities pursuant to electric power sales contracts and four sold electric output at open market prices. Of the three projects under a long-term contract, one expires in July 2009, 2010 and 2014. Three projects are located in Virginia, two are in New York and one are each in California and Rhode Island. The projects are operated and maintained by RPM, on an at-cost basis.

Indeck Maine

In June 1997, the Trust and Trust IV purchased equal portions of a preferred membership interest in Indeck Maine that owned two electric power generating stations fueled by clean wood biomass at West Enfield and Jonesboro, both in Maine. Indeck Energy Services Inc. (“IES”), an entity unaffiliated with the Trust, owned the remaining membership interest in Indeck Maine and was the seller in the June 1997 transaction.

On August 22, 2008, Ridgewood Maine LLC (“Ridgewood Maine”), co-owned by the Trust and Trust IV, and IES (together the “Sellers”) entered into a purchase and sale agreement to sell 100% of the membership interests of Indeck Maine to Covanta Energy Corporation (“Covanta”) for cash, subject to various closing conditions, including approval of shareholders of the Trust and Trust IV. A summary of the terms and conditions of the sale is provided in Current Reports on Form 8-K filed with the SEC on August 25, 2008 and November 14, 2008.

Effective November 12, 2008, as described in a Current Report on Form 8-K filed with the SEC on November 14, 2008, Covanta, Ridgewood Maine, IES and affiliated entities entered into various amendments, which among other things, reduced the overall proceeds of the transaction to be received by the Sellers.

On December 22, 2008, the Sellers completed the sale and transferred 100% of the membership interests in Indeck Maine to Covanta for an aggregate purchase price of $53.9 million which includes estimated net working capital of $3.1 million as defined in the purchase and sale agreement, as amended, less estimated retention and vacation payments of $1.2 million relating to RPM staff based at the Indeck Maine facilities. Immediately prior to the sale, Indeck Maine transferred to a wholly-owned subsidiary of Trust IV specific accounts receivable, deposits and rights to future cash flows. As these amounts are collected, 45% will be distributed to IES and 27.5% will be distributed to the Trust.

Under the purchase and sale agreement, as amended, the estimated net working capital proceeds amount was subject to revision based upon subsequent analysis by the parties to the sale. In case there was an adjustment, $2.5 million of the sale proceeds were placed in an account managed by the Managing Shareholder. The actual amount of working capital was not significantly different than the estimated amount and the $2.5 million was distributed to the Trust, Trust IV and IES in March 2009.

Ridgewood UK

In May 1999, Ridgewood UK, LLC (“RUK”) was formed as a New Jersey limited liability company and was re-domiciled to Delaware in December 2002. Prior to February 22, 2007, RUK, through its subsidiary, CLPE Holding Limited (“CLP”), was in the business of extraction of methane-containing gas from landfill sites in England, Scotland and Wales, the use of that gas as fuel for generating electricity and the sale of that electricity. The Trust owns 69.6% and Growth Fund owns 30.4% of RUK.

On January 23, 2007, RUK entered into a sale agreement (the “Sale Agreement”) along with Arbutus Energy Ltd. (Jersey) (“Arbutus”), and Ridgewood ROC 2003 LLC (“ROC I”), Ridgewood ROC II 2003 LLC (“ROC II”), Ridgewood ROC III 2003 LLC (“ROC III”), Ridgewood ROC IV 2004 LLC (“ROC IV”), and together with ROC I, ROC II, ROC III and ROC IV (the “Ridgewood ROCs”), each of which is a wholly-owned subsidiary of a corresponding Ridgewood Renewable PowerBank Fund (the “PowerBank Funds”), as sellers (collectively, the “Sellers”), with MEIF LG Energy Limited (the “Buyer”), as the purchaser.

On February 22, 2007, RUK completed the sale of all of the issued and outstanding shares of CLP (the “Shares”) to the Buyer. Under the Sale Agreement, the Buyer acquired (i) 100% of Shares from RUK and Arbutus, and (ii) substantially all of the assets of the PowerBank Funds. The assets and the Shares constitute all the landfill gas business located in the United Kingdom of the Trust, Growth Fund and the PowerBank Funds.

Project Raw Materials

The Trust’s investments convert a raw material into a finished product and the arrangements for obtaining these raw materials are a key element in the business of the Trust. The Egyptian water projects rely on two feedstocks for their output. The first is feedwater which can come either from shallow wells that occur along the Red Sea coast or from the Red Sea itself and, in all cases, from a source nearby the plant that processes the feedwater. In the case of well water, the feedwater is typically brackish, meaning that it has a briny character but does not have as many impurities (primarily salts) as seawater. The feedwater is processed through reverse osmosis filtration so that a portion becomes fresh or “product” water, which is sold, and the remainder becomes reject water which must be disposed of either by returning it to the Red Sea or by injecting into wells designed for that purpose. As a general matter, the more the feedwater is like fresh water, the lower the processing cost and the greater the portion that becomes product water. Though the quality varies depending on location, well water is generally preferred to seawater. Seawater must undergo pre-treatment before being processed using reverse osmosis. In order to obtain good quality feedwater wells and suitable reject water wells, NEH must negotiate with parties owning water rights. A variety of payment arrangements exist as a result of these negotiations.

The Egyptian water projects also need electricity to run the high compression pumps that operate the reverse osmosis processing equipment. In most of its projects, REFI generates its own electricity using diesel-fired reciprocating engine generators. Diesel fuel and electricity are subsidized commodities in Egypt and are readily available. In other cases, electricity is purchased either from the local electricity grid or from the on-site generation of REFI’s hotel customers. In cases where a project purchases electricity from a host hotel or customer, the value of the electricity is deducted from the price of water purchased by the customer. These are negotiated transactions that reflect prevailing market rates for the commodities involved. About 65% of the capacity of the REFI projects generates their own electricity and the remainder purchase electricity from third parties. The Egypt projects do not maintain material amounts of either raw materials or product water inventories.

The Trust’s hydro-electric projects are all located on, and are integral parts of, dams on the river ways. Of the twenty-one projects of the Trust, eighteen are considered run-of-river, meaning that they generate such electricity as the natural flow of the river will produce with little or no ability to alter its flow rate or store water up-river of the dam. Output of these projects (and hence revenue) is characterized by high degrees of variability and seasonality. The other three hydro-electric projects are associated with dams used to create reservoirs that store water, which tends to make production from the generating facility more level. The projects do not make payments for throughput water.

Competition

The Egypt projects are primarily in the market for providing potable water to hotel resort developments, which is driven by obtaining supply agreements and the rights to locate on the site of a customer. Secondary competitive factors are price, service and reliability of supply. Once a supply relationship has been established with a customer, a supplier is very difficult for a competitor to dislodge.

The majority of the power generated from hydro-electric projects is sold pursuant to long-term contracts, and as a result, these facilities do not face competition in the sale of their finished product. Beginning in 2009, a majority of the power generated by the hydro-electric projects is sold at prevailing market prices.

Seasonality/Weather Effects

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

At the inception of the NEH business, there was little development along the Red Sea and parties making investments in these areas were eligible for 10-year income tax holidays. REFI qualified for such an income tax holiday, which commenced on January 1, 2001 and will run through December 31, 2010. The projects of REFI are subject to routine regulatory oversight, which is executed mostly at the local level and consists primarily of zoning and work-place safety regulations that the Trust does not consider onerous.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth elsewhere in this report, you should carefully consider the factors discussed below. This discussion excludes factors relating to the operation of Indeck Maine as this investment has been sold prior to the date of this filing.

 RISKS INHERENT IN THE BUSINESSES OF THE TRUST

The Trust cannot assure the exact amount or timing of any liquidation distributions under the Plan of Dissolution.

The liquidation and dissolution process is subject to numerous uncertainties and may not result in timely distributions to shareholders. The precise nature, amount and timing of liquidation distributions to shareholders will depend on and could be delayed by, among other things, sale of the Trust's investments, settlement of litigation and unexpected or greater than expected expenses. Furthermore, notwithstanding the approval of the Plan of Dissolution, the Managing Shareholders on behalf of the Trust, may modify, amend or abandon the Plan of Dissolution without further action by the shareholders.

The Trust will continue to incur liabilities and expenses that could materially reduce the amount available for liquidation distributions to its shareholders.

Liabilities and expenses from operations such as operating costs, payroll, legal and accounting fees will continue to be incurred as the Trust's operations wind down. These expenses could be significant and may reduce the amount of assets available for future distributions.

The Trust’s investment in the Egyptian water desalinization business depends on the willingness and ability of tourists to travel to the Egyptian Red Sea resort areas. Factors that reduce that tourism, including global acts of terrorism, could have an adverse impact on the business of the Trust.

REFI serves remote hotel resort communities that depend on the willingness and ability of tourists to make discretionary journeys to the Egyptian Red Sea areas. Factors decreasing the willingness or ability of tourists to make these journeys will reduce the demand for the output of the water projects of the Trust. These factors include, but are not limited to, global acts of terrorism, the cost of travel to the area and general tourism industry trends. The resort areas of Egypt have experienced acts of terrorism in the past and it is possible that such acts could result in dramatically reduced tourism to the area which would likely have an adverse impact on the output quantity and price of the Trust’s products. Material increases in the cost of travel to the area for reasons such as increases in airfares, taxes or accommodations or other unrelated changes in traveler preferences can also adversely affect the demand for the products of REFI. The projects of REFI have no alternative markets for their products.

The recent global economic crisis is expected to have an impact on discretionary spending on tourism. The length and depth of this crisis could have a significant impact on REFI’s operating results.

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

The Trust has a significant investment in Egypt and as a result, the Trust is subject to certain foreign-related risks, including changes in domestic and foreign government regulations, licensing requirements, tariffs or taxes and other trade barriers, exchange controls, expropriation, and political and economic instability, including fluctuations in the value of foreign currencies. Certain of these risks may be greater than those commonly experienced in the United States. The exchange rate from local currencies to US dollars may be so unfavorable that the Trust may experience negative net results, when measured in US dollars, even though the performance of the Egyptian business may be successful when measured in its local currency. Also, fluctuations in foreign currencies could reduce the value of or the ability of the Trust to make distributions to its shareholders.

The Trust relies on key Egyptian-based personnel for day-to-day operations of its foreign business. If the Trust loses the services of these employees, it could have an adverse impact on the business of the Trust.

The Trust is dependent on locally-based employees for its foreign operations. The departure of these employees would have a detrimental impact on the business until such time they are replaced.

The operations of the Trust may experience competitive price pressure and competition for project development opportunities.

Competition for new project opportunities is based largely on price, service and reliability. While it is difficult to displace the existing project of the Trust from its customers, competition exists for new projects and this competition may, in some circumstances, drive down the prices of the products and services offered by the Trust’s project.

The operations of the Trust have limited capital and have limited access to new capital.

The Trust’s investments, but not the Trust itself, have in the past utilized debt financing. Debt financing could increase the variability of results and increases the financial risk of the Trust. In such cases, the rights of the Trust to the cash flow of the projects would typically be subordinated to the obligations of the projects under the debt facilities, which could limit the Trust’s ability to receive cash distributions from its investments.

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

The projects of the Trust depend on the near-continuous operation of their equipment. Should the productivity of some or all of this equipment be compromised or should the equipment fail altogether, the projects and the Trust would be adversely affected. The Trust may also experience difficulty in hiring qualified operating personnel.

The primary equipment of the Trust includes reverse osmosis water purification equipment and hydro-electric generating equipment. This equipment is subject to mechanical failure that the Trust may not be able to predict and that can render specific projects inoperable for considerable periods of time. This risk also extends to failures of the electricity grid near the Trust’s projects that could prevent the projects from delivering its electricity. In addition, the Trust may experience price increases for, or difficulty in obtaining, spare parts for its projects and in identifying and hiring personnel qualified to operate, maintain and repair the specialized equipment that make up parts of its projects.

The projects of the Trust are subject to regulatory changes (including changes in environmental regulations) that could significantly reduce revenues or increase expenses of the Trust.

Regulatory changes, such as the ability of the Egyptian projects to discharge the reject water that is a byproduct of the purification process and provision for fish passage in hydro-electric projects could impact the operations of the Trust’s projects. Such changes could increase their costs or prevent them from operating.

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

RISKS RELATED TO THE NATURE OF THE TRUST’S SHARES

The Trust’s shares have significant restrictions on transferability and liquidity and shareholders are required to hold the shares indefinitely.

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

The Declaration of Trust provides that the Trust’s officers and agents, the Managing Shareholder, the affiliates of the Managing Shareholder and their respective directors, officers and agents when acting on behalf of the Managing Shareholder or its affiliates on the Trust’s behalf, will be indemnified and held harmless by the Trust  from any and all claims rising out of the Trust’s management, except for claims arising out of bad faith, gross negligence or willful misconduct or a breach of the Declaration of Trust. Therefore, the Trust may have difficulty sustaining an action against the Managing Shareholder, or its affiliates and their officers, based on breach of fiduciary responsibility or other obligations to the shareholders.

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

Distributions depend primarily on available cash from project operations. At times, distributions have been delayed to repay the principal and interest on project or Trust borrowings, if any, or to fund other costs. The Trust’s taxable income will be taxable to the shareholders in the year earned, even if cash is not distributed.

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

Although the Trust has obtained an opinion of counsel regarding the matters described in the preceding paragraph when it was established, it will not obtain a ruling from the IRS as to any aspect of the Trust’s tax status. The tax consequences of investing in the Trust could be altered at any time by legislative, judicial, or administrative action.

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

ITEM 3.  LEGAL PROCEEDINGS

On December 30, 2005, an investor in the Trust and several affiliated entities, Paul Bergeron, on behalf of himself and as Trustee for the Paul Bergeron Trust (the “Plaintiff”), filed a Complaint in the Federal District Court in Massachusetts, Paul Bergeron v. Ridgewood Securities Corporation, et al. (“Bergeron I”).  The action was brought against, among others, the Managing Shareholder and persons who are or were officers of the Managing Shareholder alleging violations of the Massachusetts Securities Act, as well as breach of fiduciary duty, fraud, breach of contract, negligent misrepresentation and unjust enrichment, all related to a set of alleged facts and allegations regarding the sale of securities of the Trust and affiliated trusts managed by the Managing Shareholder or affiliates of the Managing Shareholder which were sold in private offerings and the operation of the Trust and affiliated trusts subsequent to the sale. The Plaintiff is seeking damages of $900,000 plus interest and attorney fees. Neither the Trust nor trusts are party to this litigation. Discovery has been completed and in March 2009 a pending Motion for Summary Judgment filed by the Defendants was granted on breach of fiduciary duty claims and partially granted on contract claims, but otherwise denied, and a trial date of June 15, 2009 was set.

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

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs alleging breach of contract due to unpaid invoices with a combined total of approximately $1.2 million. Discovery is ongoing and no trial date has been set. The costs and expenses of this litigation, including adverse judgments, if any, are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2008, consents for the sale of 100% of the membership interests of Indeck Maine and the allocation of related proceeds were solicited pursuant to Section 14(a) of the Exchange Act. On or about December 2, 2008, a definitive consent statement and a supplement to consent statement were filed with the SEC and subsequently mailed to the shareholders of the Trust soliciting the consent of the shareholders of the Trust to approve the sale of Indeck Maine and the allocation of proceeds relating to the sale in lieu of holding a special meeting of shareholders. See Part I, Item 1. “Business” for details of the Indeck Maine sale.

There were 932.8877 Investor Shares outstanding as of December 2, 2008, the record date of the consent solicitation. The consent solicitation closed on December 19, 2008 and the consents were tabulated on at that time. The results of the consent solicitation were as follows:

Approve: Not Approve: Abstain:	703.07035 shares 226.51735 shares (includes no response regarding 215.09635 shares) 3.3 shares

During the third quarter ended September 30, 2008, a consent solicitation for the sale of NEH assets was submitted pursuant to Section 14(a) of the Exchange Act. The results of such solicitation are incorporated by reference to Part II, Item 4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Trust’s Investor Shares.

Holders

As of March 31, 2009, there were 1,813 holders of Investor Shares.

Dividends

Trust distributions for the years ended December 31, 2008 and 2007 were as follows (in thousands, except per share data):

	2008	2007
Distributions to Investors	$2,293	$29,092
Distributions per Investor Share	2,458	31,185
Distributions to Managing Shareholder	9	5

The Trust is required to make adequate provision to satisfy its known and unknown liabilities, which may involve difficult valuation decisions that could substantially delay or limit the Trust’s ability to make future liquidation distributions to shareholders.

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

Historically, the Trust focused primarily on small scale projects fueled by renewable sources of fuel and on water treatment facilities in remote locations serving hotel resort developments. These projects allowed the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2008, the projects in which the Trust had investments were located in the United States and Egypt. As of that date, the Trust had investments in hydro-electric generating projects in the US with total capacity of 26.3MW and in projects in Egypt with the capacity to produce approximately 38,650 cubic meters (approximately 10 million gallons) of potable water per day and electricity generating capacity of approximately 24MW.

The Trust’s accompanying consolidated financial statements include the accounts of the Trust and its majority-owned subsidiary. The Trust’s consolidated financial statements also include the Trust’s 29.2% interest in US Hydro, 14.1% interest in NEH and 50% interest in Maine Hydro, which are accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence, but does not control, the operating and financial policies of these investments. The Trust previously owned a 25% interest in Indeck Maine, which was sold in December 2008. Also, the Trust previously owned a 69.6% interest in landfill gas-fired electric projects located in the United Kingdom, which were sold in February 2007.

The Trust owns a 69.6% interest in RUK and the remaining 30.4% minority interest is owned by Growth Fund. The interests of Growth Fund are presented as minority interest in the consolidated financial statements of the Trust.

In February 2007, RUK completed the sale of its shares of CLP. The Trust has presented the results of operations of CLP as discontinued operations in the accompanying consolidated statement of operations of this Form 10-K.

On or about December 2, 2008, the Managing Shareholder, on behalf of the Trust, solicited the approval of the holders of its Investor Shares for the sale of 100% of the interests of Indeck Maine and the allocation of related proceeds. The shareholders approved the sale and on December 22, 2008, Indeck Maine was sold and the Trust’s Plan of Dissolution became effective.

Under the Plan of Dissolution, the business of the Trust has shifted, and has become limited to the sale or disposition of the remaining investments of the Trust, disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligations under the Exchange Act. The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of the date of this filing, the Trust has not been liquidated as it is in the process of selling the remaining investments of the Trust.

Liquidation Basis of Accounting

The consolidated financial statements for the period from January 1, 2008 to December 22, 2008, and for the year ended December 31, 2007, were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. However, the Trust is not able to reasonably estimate the net realizable value of its investments in NEH, Maine Hydro and US Hydro. As a result, these investment assets will continue to be accounted for using the going concern basis of accounting. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs to be incurred in liquidation. The Trust will continue to incur operating costs and receive income from its investments and cash and cash equivalents. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual costs and income may differ materially and adversely from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process may increase, reducing net assets available in liquidation. At December 22, 2008, shareholders’ equity, measured on a going concern basis, totaled approximately $24,433,000. Net assets at December 31, 2008, measured on a liquidation basis, totaled approximately $21,616,000. Changes during the period from December 23, 2008 to December 31, 2008 were as follows (in thousands):

Decrease in cash and cash equivalents	$(86)
Capital contribution due from Managing Shareholder	33
RPS Attributes produced, but not sold	466
Investment loss in unconsolidated entities[1]	(7)
Estimated management fees to be incurred during liquidation[2]	(2,332)
Other estimated liquidation costs[3]	(977)
Other changes in working capital components	86
$(2,817)

1 This includes the net of the Trust’s share of equity income (loss) for NEH, Maine Hydro and US Hydro.
2 Management fees represent the 2009 obligation to pay the Managing Shareholder for the services it provides to the Trust.
3 This includes legal, accounting and other professional fees expected to be incurred related to the wind down activities of the Trust.

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Trust’s assets and liabilities, revenues and expenses including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the financial statements.

Results of Operations

Results of operations discussed below compares the results of the period from January 1, 2008 to December 22, 2008 to the year ended December 31, 2007.

General and administrative expenses of $1.3 million in 2008 were comparable to 2007 expenses. General and administrative expenses decreased slightly due to lower professional fees in 2008 compared to 2007, offset by increased insurance expense in 2008, related to Indeck Maine.

The management fee due to the Managing Shareholder was $2.3 million for both 2008 and 2007. The management fee to the Managing Shareholder is for certain management, administrative and advisory services, office space and other facilities provided to the Trust.

In 2008, the Trust recorded equity income of $0.2 million from its investment in Maine Hydro compared to equity income of $0.3 million in 2007. The decrease in equity income of $0.1 million was primarily due to an impairment charge recorded in 2008, partially offset by increased gross profit due to higher levels of precipitation in 2008.

In 2008, the Trust recorded an equity loss of $0.5 million from its investment in Indeck Maine compared to equity income of $0.9 million for 2007. The decrease in equity income of $1.4 million was primarily attributable to an increase in fuel expenses and maintenance costs.

During the fourth quarter of 2008, Indeck Maine completed the sale and transfer of 100% of the membership interests in Indeck Maine to Covanta. As a result of this transaction, the Trust recorded a $7.2 million gain on sale of Indeck Maine. See Item 1. “Business” for further discussion of the sale.

Interest income decreased by $0.3 million, from $0.8 million in 2007 to $0.5 million in 2008. This decrease was due to higher average cash and cash equivalent balances in 2007 due to the proceeds from the sale of CLP.

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

Liquidity and Capital Resources

At December 31, 2008, the Trust had cash and cash equivalents of $14.7 million compared to $6.9 million at December 31, 2007, an increase of $7.8 million. This increase in cash was primarily due to $14 million in proceeds from the disposal of Indeck Maine.

In 2008, the Trust’s operating activities used cash of $3.9 million compared to cash provided of $6.1 million in 2007. This decrease in cash used by operating activities of $10 million was primarily due to the gain on disposal of CLP, net of minority interest, recorded in 2007 and an increase in deposits to the power marketer in 2008.

In 2008, the Trust’s investing activities provided cash of $14.1 million, which represents proceeds received from the sale of Indeck Maine. In 2007, the Trust’s investing activities provided cash of $68 million, which represents proceeds received from the sale of CLP, partially offset by $0.3 million in capital expenditures.

In 2008, the Trust used cash of $2.3 million in financing activities for distributions to shareholders. In 2007, the Trust used $67.2 million of cash in financing activities, including $19.3 million used for long-term debt repayments, $44.8 million of cash distributions to shareholders and minority interest, $2.3 million for repayments of the line of credit and $0.8 million used for capital lease obligations.

For the period from December 23, 2008 to December 31, 2008, the Trust used $0.1 million in cash and cash equivalents, primarily to pay recorded accounts payable.

Future Liquidity and Capital Resource Requirements

The Trust distributed $11.6 million to the holders of its Investor Shares in January 2009. The Trust expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities, will be sufficient to provide working capital and fund capital expenditures for the next 12 months. The Trust intends to distribute excess cash to its shareholders after liquidating its assets and satisfying its liabilities.

Pursuant to the various agreements relating to the sale of the interest in Indeck Maine, the sellers are expected to receive additional amounts estimated at December 31, 2008 to be $10.5 million. This includes approximately $4.6 million of certain accounts receivable resulting from the sale of Renewable Portfolio Standards Attributes (“RPS Attributes”) produced by Indeck Maine facilities that have been delivered and not fully paid for as of closing of the sale of its interests in Indeck Maine to Covanta, as well as produced but unsold RPS Attributes that are associated with electricity produced by Indeck Maine’s projects prior to closing, $4.6 million of a security deposit with the power marketer and $1.3 million reserved for amounts that may be due back to Covanta that result from the net working capital true-up. Of this $10.5 million, $8 million was collected through March 31, 2009.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commitments

The Trust will continue to incur expenses through the liquidation process. Presented above is the initial estimate of these expenses at December 31, 2008. The Trust will continue to evaluate the estimates and assumptions that can have a significant impact during liquidation.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Trust’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by a registrant in reports filed pursuant to Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Trust’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Trust, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management of the Trust used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on this evaluation, the Trust’s management concluded that as of December 31, 2008, the Trust’s internal controls over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 61
President and Chief Executive Officer	2004
Robert E. Swanson, 62
Chairman	1997
Jeffrey H. Strasberg, 51
Executive Vice President and Chief Financial Officer	2007
Daniel V. Gulino, 48
Senior Vice President, General Counsel and Secretary	2000

Set forth below is the name of and certain biographical information regarding the executive officers of the Trust:

Randall D. Holmes has served as President and Chief Executive Officer of the Trust, the Managing Shareholder and affiliated Ridgewood Power trusts and limited liability companies since January 2006 and served as Chief Operating Officer of the Trust, the Managing Shareholder and affiliated Ridgewood Power trusts and limited liability companies from January 2004 until January 2006. Prior to such time, Mr. Holmes served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Immediately prior to being appointed Chief Operating Officer, Mr. Holmes was counsel to Downs Rachlin Martin PLLC (“DRM”). DRM is one of the primary outside counsel to the Trust, the Managing Shareholder and its affiliates. He has maintained a minor consulting relationship with DRM in which he may act as a paid advisor to DRM on certain matters that are unrelated to the Trust. Such relationship will not require a significant amount of Mr. Holmes’ time and it is expected that such relationship will not adversely affect his duties as President and Chief Executive Officer. Mr. Holmes is a graduate of Texas Tech University and the University of Michigan Law School. He is a member of the New York State Bar.

Robert E. Swanson has served as Chairman of the Trust, the Managing Shareholder and affiliated Ridgewood Power trusts and limited liability companies since their inception. From their inception until January 2006, Mr. Swanson also served as their Chief Executive Officer. Mr. Swanson is the controlling member of the Managing Shareholder, as well as Ridgewood Energy and Ridgewood Capital, affiliates of the Trust. Mr. Swanson has been President and registered principal of Ridgewood Securities since its formation in 1982, has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998 and has served as President and Chief Executive Officer of Ridgewood Energy since its inception in 1982. Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and Ridgewood Power trusts and limited liability companies since May 2007. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated limited liability companies and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital trusts had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

Daniel V. Gulino has served as Senior Vice President and General Counsel of the Trust, the Managing Shareholder and Ridgewood Power trusts and limited liability companies since 2000 and was appointed Secretary in February 2007. Mr. Gulino also serves as Senior Vice President and General Counsel of Ridgewood Energy, Ridgewood Capital, Ridgewood Securities and affiliated Ridgewood Power trusts and limited liability companies and has done so since 2000. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Trust’s executive officers and directors, and persons who own more than 10% of a registered class of the Trust’s equity securities, to file reports of ownership and changes in ownership with the SEC. During the past fiscal year, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act have been duly filed with the SEC.

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

ITEM 11.  EXECUTIVE COMPENSATION

During 2008, the executive officers of the Trust did not receive compensation directly from the Trust or any of its subsidiaries. They provide managerial services to the Trust in accordance with the terms of the Trust’s Declaration of Trust. The Managing Shareholder, or affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder and other trusts managed by the Managing Shareholder and its affiliates.

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

As part of the sale of various assets of the Trust, affiliated trusts and assets of the Managing Shareholder, the Managing Shareholder has adopted the Senior Executive Bonus Plan (“Plan”), which provides for incentive payments to the participants in the Plan. Any payments made pursuant to this Plan will be borne entirely by the Managing Shareholder and not by any of the trusts managed by the Managing Shareholder. Pursuant to the Plan:

•
Once a relevant trust reaches payout, three officers of the Managing Shareholder, including Randall D. Holmes, President and Chief Executive Officer of the Trust and the Managing Shareholder will receive, in the aggregate, depending on the trust, 25% to 30% (25% in regards to the Trust) of any payments received by the Managing Shareholder from the various trusts it manages resulting from the sale of assets by the trusts.

•	Participants in the Plan will receive bonus payments in the aggregate at the rate of 30% of any payment received by the Managing Shareholder for sales of assets owned by it and not a trust.

•	The Managing Shareholder will generally fund the Plan, as it receives any payments from a trust from the sale of its assets once that trust reaches payout.

To be included under the plan, a sale must be consummated pursuant to a contract executed and delivered on or prior to June 30, 2009. As of the date of this filing, no payment has been made pursuant to this Plan.

Under the Plan, the three officers have also agreed to be employed by any purchasers of assets from the trusts as requested by the Managing Shareholder, for up to one year. To the extent that the compensation received by any of them from any such purchase is less than the base salary that officer currently receives from the Managing Shareholder, the Managing Shareholder has agreed to pay to that officer 75% of the difference, if any, for one year, even if such officer leaves the employ of the purchaser prior to the end of such one year period, except in the event of death or disability.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of March 31, 2009 (no person owns more than 5%) by:
•	each executive officer of the Trust (there are no directors); and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 932.8877 Investor Shares outstanding at March 31, 2009. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	1.66	*
Robert E. Swanson, Chairman	.15	*
Executive officers as a group	1.81	*
_______________________________
*     Represents less than one percent.

(1)
Does not include a management share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder. The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Trust. The management rights of the Managing Shareholder are described in further detail in Item 1. “Business”. Its beneficial interest in cash distributions of the Trust and its allocable share of the Trust’s net profits and net losses and other items attributable to the management share are described in further detail below in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Management Agreement, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the total contributed capital of the Trust, which was approximately $2,332,000 for the years ended December 31, 2008 and 2007, as compensation for the services the Managing Shareholder provides to the Trust. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

For the years ended December 31, 2008 and 2007, the Trust made management fee payments to the Managing Shareholder of approximately $2,332,000 and $1,166,000, respectively. In the fourth quarter of 2007, the Managing Shareholder forgave approximately $1,180,000 of unpaid management fees and related interest and also waived its right to reimbursement of approximately $1,386,000 relating to professional fees of the Trust. Any waivers, or forgiveness, by the Managing Shareholder are recorded by the Trust as a deemed capital contribution. The shareholders of the Trust, other than the Managing Shareholder, were allocated 99% of each contribution and the Managing shareholder was allocated 1% so that the amount of the contribution allocated offsets the allocation of the recorded expense.

Under the Operating Agreement with the Trust, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the years ended December 31, 2008 and 2007, RPM charged the projects approximately $1,937,000 and $1,968,000, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2008 and 2007, RPM charged the projects approximately $2,117,000 and $1,352,000, respectively, for direct expenses incurred. These charges may not be indicative of costs incurred if the projects were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 12% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. Distributions to the Managing Shareholder for the years ended December 31, 2008 and 2007 were approximately $9,000 and $5,000, respectively. The Trust has not yet reached Payout.

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

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Trust in liquidation, the Managing Shareholder is required to contribute to the capital of the Trust an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. As of December 31, 2008, the last date such calculation was made, the Managing Shareholder would have been required to contribute approximately $33,000 to the Trust prior to the Trust making any liquidating distributions.

As discussed in Item 1. “Business” under the heading “Projects and Properties - Ridgewood UK”, on January 23, 2007, RUK, which is owned 69.6% by the Trust and 30.4% by the Growth Fund, entered into the Sale Agreement pursuant to which RUK sold its 88% equity interest in CLP, and Arbutus sold its 12% equity interest in CLP (the “CLP Sale”).  The Managing Shareholder was not a party to the Sale Agreement but received certain payments as a result of the CLP Sale and as a result of its service as the Managing Shareholder of each of the Ridgewood ROCs and each of the PowerBank Funds.

The CLP Sale was completed on February 22, 2007.  The total dollar amount attributable to the Managing Shareholder as a result of the CLP Sale was approximately $37 million, all of which was paid out of the proceeds of the CLP Sale allocable to the PowerBank Funds.  The Managing Shareholder did not receive any payments from the Trust or Growth Fund as a result of the CLP Sale.

As a result of the CLP Sale, two executive officers of the Trust, who were also executive officers of RUK and were executive officers and/or directors of CLP prior to the sale, were due an aggregate of $584,000 in cash from CLP under the terms of a CLP management incentive plan.  These officers waived their rights to receive such payments in favor of RUK, resulting in such portion of the proceeds of the CLP Sale being allocated to RUK rather than to the officers.

The determination of the allocation of the purchase price among the Sellers was agreed to in the Sale Agreement as a result of negotiations among (i) the Sellers for which the Managing Shareholder acted as managing shareholder including RUK and the PowerBank Funds, (ii) Arbutus and (iii) the Buyer.  The Directors, Managing Shareholder and Managing Member (as appropriate) of the Sellers received and relied in part on an opinion from an independent financial advisor engaged by the Sellers and the Managing Shareholder which concluded that, among other things, after giving effect to the proposed allocation of the consideration paid by the Buyer in the CLP Sale, (i) such CLP Sale consideration, in the aggregate, being paid for the assets purchased by the Buyer, including the Assets and the Shares, taken as a whole (even if adjusted to reflect changes in interest rates pursuant to the Sale Agreement) was not less than fair value for those assets taken as a whole, (ii) the consideration being paid by the Buyer for the Shares in the CLP Sale was fair to the shareholders of CLP from a financial point of view (without giving effect to any impacts of the CLP Sale on any particular shareholder other than in its capacity as a shareholder) and (iii) the consideration being paid to each Ridgewood ROC in the CLP Sale was fair to the members of such Ridgewood ROC from a financial point of view (without giving effect to any impacts of the CLP Sale on any particular member other than in its capacity as a member). Variations in the valuation of the assets or in the allocation of the purchase price paid in the transaction would have increased or decreased amounts to be received from the CLP Sale by each of the Sellers and the Managing Shareholder, and the respective shareholders of the PowerBank Funds, the Trust, Growth Fund and Arbutus.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal accountant, for the years ended December 31, 2008 and 2007 (in thousands).

	2008	2007

Audit fees	$337	$392
Tax fees[1]	56	80
Total	$393	$472

[1]	Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         Financial Statements

See the Index to Consolidated Financial Statements on page F-1 of this report.

(b)           Exhibits

Exhibits required by Section 601 of Regulation S-K:

Exhibit No.	Description

2.1	Plan of Liquidation and Dissolution of Ridgewood Electric Power Trust V (incorporated by reference to Annex A to the Definitive Schedule 14A filed by the Registrant with the SEC on December 2, 2008)

2.2
Purchase and Sale Agreement, dated August 19, 2008, by and among Ridgewood Maine, L.L.C., Indeck Energy Services, Inc., Covanta Energy Corporation, and for certain limited purposes, Indeck Maine Energy, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008)

2.3
Amendment No. 1 to the Purchase and Sale Agreement, dated November 11, 2008, by and among Ridgewood Maine, L.L.C., Indeck Energy Services, Inc., Covanta Energy Corporation, and for certain limited purposes Indeck Maine Energy, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 14, 2008)

2.4
Sale and Purchase Agreement, dated June 5, 2008, as amended, by and among Ridgewood Near East Holdings LLC, RW Egyptian Holdings LLC, Horus Private Equity Fund III, LP, Mariridge for Infrastructure Projects, Mr. Zaki Girges and Ridgewood Egypt for Infrastructure LLC (incorporated by reference to Annex A to the Definitive Schedule 14A filed by the Registrant with the SEC on September 19, 2008)

2.5
Escrow Agreement, dated June 5, 2008, as amended, by and among Ridgewood Near East Holdings, LLC, RW Egyptian Holdings, LLC, Horus Private Equity Fund III LP, Mariridge for Infrastructure Projects, Ridgewood Egypt for Infrastructure LLC and HSBC Egypt (incorporated by reference to Annex B to the Definitive Schedule 14A filed by the Registrant with the SEC on September 19, 2008)

2.6
Inter-Fund Agreement, dated June 5, 2008, by and between Ridgewood Renewable Power LLC, The Ridgewood Power Growth Fund, Ridgewood Electric Power Trust V and Ridgewood/Egypt Fund (incorporated by reference to Annex C to the Definitive Schedule 14A filed by the Registrant with the SEC on September 19, 2008)

2.7
Amendment to the Sale and Purchase Agreement, dated September 9, 2008, as amended, by and among Ridgewood Near East Holdings LLC, RW Egyptian Holdings, LLC, Horus Private Equity Fund III, LP, Mariridge for Infrastructure Projects, Mr. Zaki Girges and Ridgewood Egypt for Infrastructure LLC (incorporated by reference to Exhibit 2.3 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on November 14, 2008)

2.8
Assignment and Amendment Agreement, dated September 30, 2008, by and among Ridgewood Near East Holdings LLC, RW Egyptian Holdings LLC, Horus Private Equity Fund III, LP, Mariridge for Infrastructure Projects, Mr. Zaki Girges, Ridgewood Egypt for Infrastructure LLC, EFG-Hermes for Water Desalination, SAE and EFG Hermes Holding Co., SAE (incorporated by reference to Annex 1 to the Definitive Schedule 14A filed by the Registrant with the SEC on October 10, 2008)

2.9
Amendment to the Escrow Agreement, dated September 9, 2008, as amended, by and among Ridgewood Near East Holdings LLC, RW Egyptian Holdings, LLC, Horus Private Equity Fund III LP, Mariridge for Infrastructure Projects, HSBC Egypt, and Ridgewood Egypt for Infrastructure LLC (incorporated by reference to Exhibit 2.5 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on November 14, 2008)

Exhibit No.		Description

3	(i)(A)	Certificate of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998)

3	(i)(B)
Certificate of Amendment to the Certificate of Trust of the Registrant filed with Delaware Secretary of State on December 18, 2003 (incorporated by reference to the Annual Report on Form 10-K filed by the Registrant with the SEC on September 27, 2007)

3	(ii)(A)	Amended Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998)

3	(ii)(B)	Second Amendment to the Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998)

3	(ii)(C)	Third Amendment to the Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998)

3	(ii)(D)	First Amendment to the Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Definitive Schedule 14A filed with the SEC on November 5, 2001, SEC File No. 000-24143)

3	(ii)(E)
Amendment to the Declaration of Trust of the Registrant effective January 1, 2005 (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005 filed by the Registrant with the SEC on September 27, 2007)

10.1	#
Management Agreement between the Trust and Managing Shareholders, dated April 12, 1996 (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998)

10.2	#	Amended and Restated Management Agreement between the Registrant and the Managing Shareholders made as of March 20, 2003 (incorporated by reference to the Annual Report on Form 10-K filed by the Registrant with the SEC on September 27, 2007)

10.3
Backup Certificate Agreement, dated August 19, 2008, by and among Indeck Maine Energy, LLC, Ridgewood Providence Power Partners, L.P., Ridgewood Rhode Island Generation, LLC, Linwood 0708 LLC, Rhode Island LFG Genco, LLC, and for certain limited purposes, Ridgewood Power Management LLC, and Covanta Energy Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008)

10.4
First Amendment to the Backup Certificate Agreement, dated November 11, 2008, by and among Indeck Maine Energy, LLC, Ridgewood Providence Power Partners, L.P., Ridgewood Rhode Island Generation, LLC, Linwood 0708 LLC, Rhode Island LFG Genco, LLC, and for certain limited purposes, Ridgewood Power Management LLC and Covanta Energy Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 14, 2008)

10.5		Guaranty of Covanta Energy Corporation dated August 19, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008)

10.6
First Amendment to the Guaranty of Covanta Energy Corporation, dated as of November 11, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 14, 2008)

10.7
Sellers Omnibus Agreement, dated August 19, 2008, by and among Ridgewood Maine, L.L.C., Indeck Energy Services, Inc., and for certain limited purposes Ridgewood Renewable Power LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008)

10.8
First Amendment to the Sellers Omnibus Agreement, dated as of November 11, 2008, by and among Ridgewood Maine, LLC Indeck Energy Services, Inc. and, for certain limited purposes, Ridgewood Renewable Power LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 14, 2008)

Exhibit No.		Description

10.9
Certificate Sale Support Agreement, dated July 31, 2008, by and among Linwood 0708 LLC, Ridgewood Rhode Island Generation, LLC, Ridgewood Providence Power Partners, L.P., Rhode Island LFG Genco, LLC, Indeck Energy Services, Inc., Ridgewood Electric Power Trust I, Ridgewood Electric Power Trust III, Ridgewood Electric Power Trust IV, Ridgewood Electric Power Trust V, Ridgewood Power B Fund/Providence Expansion, and Ridgewood Renewable Power, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008)

10.10
First Amendment to the Certificate Sale Support Agreement, dated as of November 11, 2008, by and among Linwood 0708 LLC, Ridgewood Rhode Island Generation, LLC, Ridgewood Providence Power Partners, L.P., Rhode Island LFG Genco, LLC, Indeck Energy Services, Inc., Ridgewood Electric Power Trust I, Ridgewood Electric Power Trust III, Ridgewood Electric Power Trust IV, Ridgewood Electric Power Trust V, Ridgewood Power B Fund/Providence Expansion and Ridgewood Renewable Power, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 14, 2008)

10.11
Agency Agreement, dated August 19, 2008, among Ridgewood Providence Power Partners, L.P., Ridgewood Rhode Island Generation, LLC, Linwood 0708 LLC, Ridgewood Power Management, LLC and Indeck Maine Energy, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008)

10.12
First Amendment to the Agency Agreement, dated as of November 11, 2008, among Ridgewood Providence Power Partners, L.P., Ridgewood Rhode Island Generation, LLC, Linwood 0708 LLC, Ridgewood Power Management, LLC and Indeck Maine Energy, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 14, 2008)

10.13	#	Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on November 14, 2008)

10.14	#
The CLPE Holdings Management Incentive Plan dated August 6, 2003 (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of The Ridgewood Power Growth Fund filed with the SEC on August 17, 2007)

10.15	#
Service Agreement dated October 1, 2004 between Douglas R. Wilson and CLPE Holdings Limited (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of The Ridgewood Power Growth Fund filed with the SEC on August 17, 2007)

10.16	#
Deed of Waiver dated January 22, 2007 between Randall D. Holmes and CLPE Holdings Limited relating to a bonus entitlement under The CLPE Holdings Management Incentive Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of The Ridgewood Power Growth Fund filed with the SEC on August 17, 2007)

10.17	#
Compromise Agreement dated February 22, 2007 between Douglas R. Wilson and CLPE Holdings Limited (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K of The Ridgewood Power Growth Fund filed with the SEC on August 17, 2007)

10.18	#
Deed of Waiver dated January 22, 2007 between Douglas R. Wilson and CLPE Holdings Limited relating to a bonus entitlement under The CLPE Holdings Management Incentive Plan (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of The Ridgewood Power Growth Fund filed with the SEC on August 17, 2007)

10.19
Agreement made on January 23, 2007 by and among Ridgewood UK LLC, Arbutus Energy Limited, Ridgewood ROC 2003 LLC, Ridgewood ROC II 2003 LLC, Ridgewood ROC III 2003 LLC, Ridgewood ROC IV 2004 LLC, and MEIF LG Energy Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on January 29, 2007)

Exhibit No.	Description

10.20
Sellers Agreement entered into as of January 23, 2007 by and among Ridgewood UK, LLC, and Ridgewood ROC 2003 LLC, Ridgewood ROC II 2003 LLC, Ridgewood ROC III 2003 LLC, Ridgewood ROC IV 2004 LLC, Arbutus Energy Limited, Ridgewood Renewable PowerBank LLC, Ridgewood Renewable PowerBank II LLC, Ridgewood Renewable PowerBank III LLC, Ridgewood Renewable PowerBank IV LLC, Ridgewood Electric Power Trust V, The Ridgewood Power Growth Trust, Ridgewood Renewable Power LLC and Ridgewood Management Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on January 29, 2007)

10.21
Loan Agreement, dated June 5, 2008, by and between Horus Private Equity Fund III, LP and Ridgewood Egypt for Infrastructure LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on June 13, 2008)

14	Code of Ethics, adopted on March 1, 2004 (incorporated by reference to Exhibit 14 of the Annual Report on Form 10-K filed by The Ridgewood Power Growth Fund with the SEC on March 1, 2006)

21	Subsidiaries of the Registrant (incorporated by reference to the Annual Report on Form 10-K filed with the SEC on January 18, 2008)

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Randall D. Holmes, Chief Executive Officer of the Registrant, and Jeffrey H. Strasberg, Chief Financial Officer of the Registrant

____________________
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

RIDGEWOOD ELECTRIC POWER TRUST V

Date: April 9, 2009	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	President and Chief Executive Officer	April 9, 2009
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	April 9, 2009
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes	President and Chief Executive Officer of Managing Shareholder	April 9, 2009
Randall D. Holmes

RIDGEWOOD ELECTRIC POWER TRUST V

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statement of Net Assets at December 31, 2008 and Consolidated Balance Sheet at December 31, 2007	F-3
Consolidated Statement of Changes in Net Assets for the period from December 23, 2008 to December 31, 2008	F-4
Consolidated Statements of Operations and Comprehensive Income for the period from January 1, 2008 to December 22, 2008 and for the year ended December 31, 2007	F-5
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the period from January 1, 2008 to December 22, 2008 and for the year ended December 31, 2007	F-6
Consolidated Statements of Cash Flows for the period from January 1, 2008 to December 22, 2008 and for the year ended December 31, 2007	F-7
Notes to Consolidated Financial Statements	F-8

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust V

We have audited the accompanying consolidated statement of net assets in liquidation (liquidation basis) of Ridgewood Electric Power Trust V (a Delaware trust) as of December 31, 2008, and the related consolidated statement of changes in net assets in liquidation (liquidation basis) for the period from December 23, 2008 to December 31, 2008.  We also have audited the consolidated balance sheet as of December 31, 2007, and the related statements of operations and comprehensive income, changes in shareholders’ equity (deficit) and cash flows for the year then ended, and the statements of operations and comprehensive income, changes in shareholders’ equity (deficit) and cash flows for the period from January 1, 2008 to December 22, 2008.  These consolidated financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the shareholders of Ridgewood Electric Power Trust V approved the sale of its interests in Indeck Maine and, as a result, the Trust’s plan of liquidation became effective on December 22, 2008.  The Trust has changed its basis of accounting for periods subsequent to December 22, 2008 from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation (liquidation basis) of Ridgewood Electric Power Trust V as of December 31, 2008, the consolidated changes in its net assets in liquidation for the period from December 23, 2008 to December 31, 2008, the consolidated financial position as of December 31, 2007, and the consolidated results of its operations and comprehensive income and its cash flows for the year then ended and for the period from January 1, 2008 to December 22, 2008  in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

/s/ GRANT THORNTON LLP
Edison, New Jersey
April 9, 2009

RIDGEWOOD ELECTRIC POWER TRUST V
CONSOLIDATED STATEMENT OF NET ASSETS AT DECEMBER 31, 2008 (Liquidation Basis)
AND CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2007 (Going Concern Basis)
(in thousands, except share data)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$14,734	$6,892
Unbilled receivables	466	-
Due from affiliates	3,148	1,173
Deposits - current portion	2,243	-
Prepaid expenses and other current assets	264	32
Total current assets	20,855	8,097
Notes receivable, affiliates	-	5,263
Investments	5,410	9,396
Deposits - noncurrent portion	-	285

Total assets	$26,265	$23,041

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,465	$144
Due to affiliates	184	325
Total current liabilities	4,649	469
Minority interest	-	277
Total liabilities	4,649	746

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (932.8877 Investor Shares issued
and outstanding)	-	22,951
Managing Shareholder’s accumulated deficit
(1 management share issued and outstanding)	-	(656)
Total shareholders’ equity	-	22,295

Total liabilities and shareholders’ equity	4,649	$23,041

Net assets in liquidation	$21,616

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
FOR THE PERIOD FROM DECEMBER 23, 2008 TO DECEMBER 31, 2008
(Liquidation Basis)
(in thousands)

Shareholders’ equity at December 23, 2008	$24,433
Decrease in cash and cash equivalents	(86)
Capital contribution due from Managing Shareholder	33
RPS Attributes produced, but not sold	466
Investment loss in unconsolidated entities	(7)
Management fee to Managing Shareholder	(2,332)
Other estimated liquidation costs	(977)
Other changes in working capital components	86

Net assets in liquidation at December 31, 2008	$21,616

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Going Concern Basis)
(in thousands, except per share data)

	Period From January 1, 2008 to December 22, 2008	Year Ended December 31, 2007

Operating expenses:
General and administrative expenses	$1,282	$1,340
Management fee to Managing Shareholder	2,332	2,332
Total operating expenses	3,614	3,672

Loss from operations	(3,614)	(3,672)

Other income (expense):
Equity in income of Maine Hydro	229	344
Equity in income of NEH	223	112
Equity in (loss) income of Indeck Maine	(509)	924
Equity in income of US Hydro	6	27
Gain on disposal of Indeck Maine	7,190	-
Interest income	475	798
Interest expense	-	(15)
Total other income, net	7,614	2,190

Income (loss) before discontinued operations	4,000	(1,482)

Income from discontinued operations including related gain on
disposal (see Note 4), net of income tax and minority interest	-	38,536

Net income	4,000	37,054

Foreign currency translation adjustment	(27)	(1,000)

Comprehensive income	$3,973	$36,054

Managing Shareholder - Net income (loss)	$40	$(15)

Shareholder - Net income (loss):
Continuing operations	$3,960	$(1,467)
Discontinued operations	-	38,536

Net income (loss) income per Investor Share:
Continuing operations	$4,245	$(1,573)
Discontinued operations	-	41,308

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
PERIOD FROM JANUARY 1, 2008 TO DECEMBER 22, 2008 AND YEAR ENDED DECEMBER 31, 2007
(Going Concern Basis)
(in thousands)

		Managing	Total
	Shareholders'	Shareholder	Shareholders'
	Equity	(Deficit)	Equity

Balance at December 31, 2006	$13,435	$(663)	$12,772
Net income	37,069	(15)	37,054
Foreign currency translation adjustment	(1,001)	1	(1,000)
Capital contributions	2,540	26	2,566
Cash distributions	(29,092)	(5)	(29,097)
Balance at December 31, 2007	22,951	(656)	22,295

Net income	3,960	40	4,000
Foreign currency translation adjustment	(27)	-	(27)
Capital contributions	462	5	467
Cash distributions	(2,293)	(9)	(2,302)
Balance at December 22, 2008	$25,053	$(620)	$24,433

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(in thousands)

	Period From January 1, 2008 to December 22, 2008	Year Ended December 31, 2007

Cash flows from operating activities:
Net income	$4,000	$37,054
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	-	583
Forgiveness of unpaid and accrued interest on management fees	-	2,566
Gain on disposal of discontinued operations	-	(54,979)
Gain on disposal of Indeck Maine	(7,190)	-
Amortization of deferred financing costs	-	18
Interest income on notes receivable	(389)	(404)
Minority interest in the earnings of subsidiaries	-	16,458
Deferred income taxes	-	(29)
Restricted cash	-	2,482
Equity interest in (income) loss of:
Maine Hydro	(229)	(343)
Indeck Maine	509	(924)
NEH	(223)	(112)
US Hydro	(6)	(27)
Cash distributions from Maine Hydro	963	750
Cash distributions from US Hydro	389	-
Changes in operating assets and liabilities:
Accounts receivable	-	(427)
Unbilled receivables	-	1,441
Inventory	-	(61)
Prepaid expenses and other current assets	(232)	(184)
Deposits	(2,977)	-
Accounts payable and accrued expenses	1,099	2,945
Due to/from affiliates, net	430	(260)
Other liabilities	-	(478)
Total adjustments	(7,856)	(30,985)
Net cash (used in) provided by operating activities	(3,856)	6,069

Cash flows from investing activities:
Proceeds from disposal of Indeck Maine	14,086	-
Capital expenditures	-	(312)
Proceeds from disposal of discontinued operations, net of cash transferred	-	67,964
Net cash provided by investing activities	14,086	67,652

Cash flows from financing activities:
Repayments of term loan	-	(19,270)
Repayments from line of credit facility	-	(2,349)
Repayments of capital lease obligations	-	(818)
Cash distributions to minority interest	-	(15,674)
Cash distributions to shareholders	(2,302)	(29,097)
Net cash used in financing activities	(2,302)	(67,208)

Effect of exchange rate on cash and cash equivalents	-	(19)

Net increase in cash and cash equivalents	7,928	6,494
Cash and cash equivalents, beginning of year	6,892	398
Cash and cash equivalents, end of period	$14,820	$6,892

Supplemental disclosure of cash flow information:
Interest paid	$-	$14

Supplemental disclosure of noncash financing activities:
Noncash activity in connection with Indeck Maine sale:
Exchange of notes for membership units	$5,654	$-
Amounts due from affiliates	2,570	-
Distributions of deposits	573	-

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

The Trust’s accompanying consolidated financial statements include the accounts of the Trust and its majority-owned subsidiary, Ridgewood UK, LLC (“RUK”). The Trust’s consolidated financial statements also include the Trust’s 29.2% interest in Ridgewood US Hydro Corporation (“US Hydro”), 14.1% interest in Ridgewood Near East Holding LLC (“NEH”), and 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”), which are accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence, but does not control, the operating and financial policies of the these investments.  The Trust owned 25% interest in Indeck Maine Energy, LLC (“Indeck Maine”), accounted for under the equity method of accounting, which was sold in December 2008 as further discussed in Note 5.

RUK previously owned interests in CLPE Holding Limited (“CLP”), a landfill gas-fired electric project located in the United Kingdom, which were sold in February 2007. The operating results of RUK are presented as discontinued operations (See Note 4). The Trust owns a 69.6% interest in RUK and the remaining 30.4% minority interest is owned by The Ridgewood Power Growth Fund (“Growth Fund”). The interest of the Growth Fund is presented as minority interest in the consolidated financial statements.

On or about December 2, 2008, the Managing Shareholder, on behalf of the Trust, solicited the approval of the holders of its investor shares of beneficial interest (“Investor Shares”) for the sale of 100% of the interests of Indeck Maine and the allocation of related proceeds. As Indeck Maine represented a significant portion of the Trust’s assets, the shareholders were informed that this sale, if completed, would put the Trust in dissolution. The shareholders approved the sale and on December 22, 2008, Indeck Maine was sold and the Plan of Liquidation and Dissolution of Ridgewood Electric Power Trust V (the “Plan of Dissolution”) became effective.

Under the Plan of Dissolution, the business of the Trust has shifted, and has become limited to the sale or disposition of the remaining investments of the Trust, disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligation under the Securities Exchange Act of 1934, as amended. The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of April 9, 2009, the Trust has not been liquidated as it is in the process of selling the remaining investments of the Trust.

The Managing Shareholder performs (or arranges for the performance of) the operation and maintenance of the projects invested in by the Trust and the management and administrative services required for the Trust operations. Among other services, the Managing Shareholder administers the accounts, including tax and other financial information, and handles relations with the shareholders. The Managing Shareholder also provides the Trust with office space, equipment and facilities and other services necessary for its operation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The consolidated financial statements include the accounts of the Trust and its majority-owned subsidiary. Minority interest of the majority-owned subsidiary is calculated based upon the respective minority interest ownership percentage. All material intercompany transactions have been eliminated in consolidation.

The Trust uses the equity method of accounting for its investments in affiliates, which are 50% or less owned, as the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Trust’s share of the earnings or losses of the affiliates is included in the consolidated financial statements.

The consolidated financial statements for the period from January 1, 2008 to December 22, 2008, and for the year ended December 31, 2007, were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. However, the Trust is not able to reasonably estimate the net realizable value of its investment in NEH, Maine Hydro and US Hydro. As a result, these investment assets will continue to be accounted for using the going concern basis of accounting. The conversion from going concern to liquidation basis of accounting required management to make significant estimates and assumptions.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

b) Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Trust to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. On an ongoing basis, the Trust evaluates its estimates of assets, including investments, and recordable liabilities for litigation and other contingencies. The Trust bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

c)  Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less, as cash and cash equivalents. At December 31, 2008, cash and cash equivalents did not exceed insured limits. At December 31, 2007, cash balances with banks exceeded insured limits by $6,788.

(d) Unbilled Receivables

Unbilled receivables represents the estimated realizable value of Renewable Portfolio Standards Attributes (“RPS Attributes”) distributed from Indeck Maine, that have been produced but for which no invoices had been generated under executed commitments.

e)  Plant and Equipment

Plant and equipment, relates to assets of CLP, which were sold in February 2007.

Renewals and betterments that increased the useful lives of the assets were capitalized. Repair and maintenance expenditures were expensed as incurred.

The Trust used the straight-line method of depreciation over the estimated useful life of the assets:

Power generation facility	15 years
Equipment	4 years
Vehicles	4 years

f)  Fair Value of Financial Instruments

At December 31, 2008 and 2007, the carrying value of the Trust’s cash and cash equivalents, unbilled receivables, deposits, other current assets, notes receivable, accounts payable and accrued expenses, and other liabilities approximates their fair value.

g)  Foreign Currency Translation

The British pound sterling and Egyptian pound are the functional currencies of the Trust’s UK and Egypt subsidiaries. The consolidated financial statements of the Trust’s foreign subsidiaries are translated into US dollars. Assets and liabilities are translated into US dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rates during the applicable reporting period. The cumulative foreign currency translation adjustment is a component of comprehensive income.

h) Comprehensive Income

The Trust’s comprehensive income consists of net income and foreign currency translation adjustments.

i)  Income Taxes

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

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

j) Recent Accounting Pronouncements

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In February 2008, the FASB issued FASB Staff Position FIN 48-2, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN 48 for non-public companies to fiscal years beginning after December 15, 2007. The Trust has concluded that it is eligible for this deferral and therefore, FIN 48 will become effective for the Trust for the annual period beginning January 1, 2008. In December 2008, the FASB issued FASB Staff Position FIN 48-3, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which again deferred the effective date of FIN 48 for non-public companies to fiscal years beginning after December 15, 2008. The Trust is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements. The Trust evaluates uncertain tax positions, if any, using SFAS No. 5, Accounting for Contingencies. If applicable, a loss contingency is recognized when, in the opinion of management, it is probable that a tax liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. Based on the Trust’s evaluation, there are no significant uncertain tax positions requiring recognition in the Trust’s consolidated financial statements. The Trust is no longer subject to US or state income tax examinations by tax authorities for years before 2005.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with GAAP and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities for the Trust until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and to determine the fair value of a financial asset when the market for that financial asset is not active. The Trust adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008, with no material impact on its consolidated financial statements.  Staff Position 157-3 does not have a material impact on its consolidated financial statements. The Trust is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on its consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Trust adopted SFAS 159 effective January 1, 2008, with no material impact on its consolidated financial statements.

SFAS 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Trust is currently evaluating the impact of adopting SFAS 162 on its consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

3.     CHANGES IN NET ASSETS IN LIQUIDATION

The Trust has applied the liquidation basis of accounting in its financial statements assuming that it will be liquidated in 2009.  Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs to be incurred in liquidation. However, the Trust is not able to reasonably estimate the net realizable value of its investments in NEH, Maine Hydro and US Hydro. As a result, these investment assets will continue to be accounted for using the going concern basis of accounting. The Trust will continue to incur operating costs and receive income from its investments and cash and cash equivalents. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on Trust’s reported net assets in liquidation. Actual costs and income may differ materially and adversely from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process may increase, reducing net assets available in liquidation. Presented below is a reconciliation of shareholders’ equity at December 22, 2008, measured on a going concern basis, and net assets at December 31, 2008, measured on a liquidation basis.

Decrease in cash and cash equivalents	$(86)
Capital contribution due from Managing Shareholder	33
RPS Attributes produced, but not sold	466
Investment loss in unconsolidated entities[1]	(7)
Estimated management fees to be incurred during liquidation[2]	(2,332)
Estimated professional fees to be incurred during liquidation[3]	(627)
Other estimated liquidation costs	(350)
Other changes in working capital components	86
$(2,817)

1 This includes the net of the Trust’s share of equity income (loss) for NEH, Maine Hydro and US Hydro.
2 Management fees represent the 2009 obligation to pay the Managing Shareholder for the services it provides to the Trust.
3 This includes legal, accounting and other professional fees expected to be incurred related to the wind down activities of the Trust.

4.   DISCONTINUED OPERATIONS

On February 22, 2007, RUK completed the sale of all of the issued and outstanding shares of CLP to MEIF LG Energy Limited. Concurrent with the sale, RUK and affiliated entities terminated certain sharing agreements amongst themselves. Financial information relating to RUK, including the gain recognized from the sale of CLP and the termination of the sharing agreements, for the year end December 31, 2007 is summarized as follows:

December 31,
2007

Revenue from operations of discontinued business	$7,552

Loss from operations of discontinued business	$(14)
Gain on disposal	54,979
Income tax benefit	29
Minority interest in earnings of subsidiaries	(16,458)
Income from discontinued operations	$38,536

The gain on disposal represents proceeds, less transaction costs and the net asset value of CLP, plus the reversal of previously recorded foreign currency translation adjustments. The Managing Shareholder waived its right to receive its 1% of the distributions from these transactions. As a result, the gain from the sale and related cash distributions are allocated solely to Investor Shares.

5.    INVESTMENTS

Maine Hydro

In August 1996, Maine Hydro was formed as a Delaware limited partnership. Ridgewood Maine Hydro Corporation, a Delaware corporation, is the sole general partner of Maine Hydro and is owned equally by the Trust and Ridgewood Electric Power Trust IV (“Trust IV”), both Delaware trusts (collectively, the “Trusts”). The Trusts are equal limited partners in Maine Hydro and have RRP as a common Managing Shareholder. Maine Hydro operations shall continue to exist until December 31, 2046 unless terminated sooner by certain provisions of the partnership agreement.

In December 1996, Maine Hydro acquired 14 hydro-electric projects located in Maine with electrical generating capacity of 11.3 megawatts (“MW”) and its projects are operated under contract by Ridgewood Power Management LLC (“RPM”), an affiliate of the Managing Shareholder, on an at-cost basis. The electricity generated has been primarily sold under long-term electricity sales agreements but starting 2009, most of the Maine Hydro projects expect to sell their output on the wholesale power market.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Summarized balance sheet data for Maine Hydro at December 31, 2008 and 2007 is as follows:

	2008	2007
Current assets	$1,583	$1,045
Noncurrent assets	2,137	3,945
Total assets	$3,720	$4,990

Current liabilities	$668	$521
Partners' equity	3,052	4,469
Total liabilities and partners' equity	$3,720	$4,990

Trust share of Maine Hydro equity	$1,526	$2,235

Summarized statements of operations data for Maine Hydro for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Revenues	$5,473	$3,907

Cost of revenues	3,104	2,869
Other expenses, net	1,860	351
Total expenses	4,964	3,220

Net income	$509	$687

Trust share of income in Maine Hydro	$254	$344

As the Trust adopted the liquidation basis of accounting, the Trust’s share of income in Maine Hydro is included in the accompanying consolidated statement of operations through December 22, 2008. The Trust’s share of Maine Hydro equity reflected above includes income of $25 for the period from December 23, 2008 to December 31, 2008, which is included as a part of the investment loss in unconsolidated entities in the accompanying consolidated statement of changes in net assets.

NEH

In 1999, the Trust and Growth Fund jointly formed and funded NEH to develop electric power and water purification plants for resort hotels along the Red Sea in Egypt. In 2000, Growth Fund made additional investments and acquired majority ownership of NEH, which controls and owns all contractual rights to the ownership of Ridgewood Egypt for Infrastructure, LLC (Egypt) (“REFI”). In 2001, the Ridgewood/Egypt Fund (“Egypt Fund”), an affiliate of the Trust and Growth Fund, made contributions to NEH in exchange for a minority interest.

In 2001, NEH, through REFI, formed a wholly-owned subsidiary and also purchased a 28% equity interest in Sinai For Environmental Services S.A.E. (“Sinai”). In February 2002, REFI made an additional investment to increase its ownership to 53% and gain control of Sinai. During 2006, REFI was granted an additional interest in Sinai in return for having provided Sinai with certain machinery and equipment. In June 2008, REFI purchased an additional interest in Sinai, bringing its total ownership to 75.9%. The Trust owns 14.1%, Growth Fund owns 68.1%, and Egypt Fund owns 17.8% of NEH. NEH has the capacity to make 38,650 cubic meters (approximately 10 million gallons) of potable water per day and electricity generating capacity of approximately 24MW.

Summarized balance sheet data for NEH at December 31, 2008 and 2007 is as follows:

	2008	2007
Current assets	$4,123	$4,355
Noncurrent assets	22,108	17,987
Total assets	$26,231	$22,342

Current liabilities	$6,053	$3,775
Noncurrent liabilities	3,512	3,182
Members' equity	16,666	15,385
Total liabilities and members' equity	$26,231	$22,342

Trust share of NEH equity	$2,350	$2,169

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Summarized statements of operations data for NEH for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Revenues	$13,200	$10,271

Cost of revenues	8,206	6,324
Other expenses, net	3,525	3,151
Total expenses	11,731	9,475

Net income	$1,469	$796

Trust share of income in NEH	$207	$112

As the Trust adopted the liquidation basis of accounting, the Trust’s share of income in NEH is included in the accompanying consolidated statement of operations through December 22, 2008. The Trust’s share of NEH equity income reflected above includes a loss of $16 for the period from December 23, 2008 to December 31, 2008, which is included as a part of the investment loss in unconsolidated entities in the accompanying consolidated statement of changes in net assets.

US Hydro

From April 2000 through November 2002, the Trust and Growth Fund acquired seven hydro-electric generating facilities with 15MW of generating capacity and notes receivable from Synergics, Inc. US Hydro has since reached a settlement eliminating the notes receivable. The Trust owns 29.2% and Growth Fund owns 70.8% of US Hydro.

As of December 31, 2008, four projects sold their electric output to local utilities pursuant to electric power sales contracts and three sold electric output at open market prices. Of the four projects under long-term contract, one each expires in 2010 and 2014 and two will expire in July 2009. The projects are operated and maintained by RPM, on an at-cost basis.

Summarized balance sheet data for US Hydro at December 31, 2008 and 2007 is as follows:

	2008	2007
Current assets	$796	$1,207
Noncurrent assets	5,595	6,059
Total assets	$6,391	$7,266

Current liabilities	$526	$91
Noncurrent liabilities	648	564
Shareholders' equity	5,217	6,611
Total liabilities and shareholders' equity	$6,391	$7,266

Trust share of US Hydro equity	$1,534	$1,934

Summarized statements of operations data for US Hydro for the years ended December 31, 2008 and 2007 is as follows:
	2008	2007
Revenues	$3,806	$3,467

Cost of revenues	2,677	2,697
Operating expenses	1,877	1,644
Other non-operating income, net	(711)	(965)
Total expenses	3,843	3,376

Net (loss) income	$(37)	$91

Trust share of (loss) income in US Hydro	$(10)	$27

As the Trust adopted the liquidation basis of accounting, the Trust’s share of loss in US Hydro is included in the accompanying consolidated statement of operations through December 22, 2008. The Trust’s share of US Hydro equity reflected above includes a loss of $16 for the period from December 23, 2008 to December 31, 2008, which is included as a part of the investment loss in unconsolidated entities in the accompanying consolidated statement of changes in net assets.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Indeck Maine

In June 1997, the Trust and Trust IV equally purchased 50% of the membership interest in Indeck Maine, an Illinois limited liability company, which owned two electric power generating stations fueled by clean wood biomass at West Enfield and Jonesboro, both in Maine. Indeck Energy Services Inc. (“IES”), an entity unaffiliated with the Trust, owned the remaining 50% membership interest in Indeck Maine and was the seller in the June 1997 transaction.

On December 22, 2008, Indeck Maine completed the sale and transferred 100% of the membership interests in Indeck Maine to Covanta Energy Corporation for an aggregate price of approximately $53,858, which includes estimated net working capital of $3,111 as defined in the purchase and sale agreement, as amended, less estimated retention and vacation payments of $1,162 relating to RPM staff based at the Indeck Maine facilities. The Trust recorded a gain of $7,190 on the sale of Indeck Maine in the accompanying consolidated statements of operations.

Immediately prior to the sale, Indeck Maine transferred to a wholly-owned subsidiary of Trust IV specific accounts receivable, deposits and rights to future cash flows. The receivables and deposits have been recorded as current assets at their historical value, which is their approximate fair value. As these amounts are collected, in accordance with an agreement between the Trust, Trust IV and IES, 45% will be distributed to IES, 27.5% will be distributed to the Trust and Trust IV will retain the other 27.5%.

Under the purchase and sale agreement, as amended, estimated net working capital is subject to revision based upon subsequent analysis by the parties to the sale. In case there is an adjustment, $2,500 of the sale proceeds has been placed in an account managed by the Managing Shareholder. The portion allocable to the Trust of $688 has been recorded as due from affiliates. This amount was received in full by the Trust in March 2009.

Summarized balance sheet data for Indeck Maine at December 31, 2007 is as follows:

2007
Current assets	$10,744
Noncurrent assets	12,070
Total assets	$22,814

Current liabilities	$2,884
Notes payable to members	16,301
Note payable	113
Interest payable to members	4,751
Members' equity (deficit)	(1,235)
Total liabilities and members' equity (deficit)	$22,814

Trust share of Indeck Maine equity	$3,058

Summarized statements of operations data for Indeck Maine for the period from January 1, 2008 to December 22, 2008 and for the year ended December 31, 2007 is as follows:

	2008	2007
Revenues	$37,421	$35,841

Cost of revenues	35,776	31,626
Other expenses, net	2,105	1,796
Total expenses	37,881	33,422

Net (loss) income	$(460)	$2,419

Trust share of (loss) income in Indeck Maine	$(509)	$924

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

During the second quarter of 2008, management fees due to IES’ board members totaling $933 was forgiven by the members. Indeck Maine has recorded this forgiveness as a capital contribution. The Trust and Trust IV have each recorded this forgiveness as a deemed capital contribution of $467.

The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciated the fixed assets over their remaining useful lives using the unit of production method. Depreciation expense of $279 and $286 for the period from January 1, 2008 to December 22, 2008 and for the year ended December 31, 2007, respectively, is included in the equity (loss) income from Indeck Maine in the consolidated statements of operations.

6.    NOTES RECEIVABLE, AFFILIATES

As of December 19, 2008, the Trust loan balance to Indeck Maine was $5,654, which was payable on demand and bore interest at rates ranging from 5% to 18%. On that date, the loan was contributed to Indeck Maine in exchange for the issuance of 500 senior preferred membership interests of Indeck Maine.

7.   COMMITMENTS AND CONTINGENCIES

The Trust will continue to incur expenses through the liquidation process. The initial estimates of these expenses are accrued at December 31, 2008, as discussed in Note 3. The Trust will continue to evaluate the estimates and assumptions that can have a significant impact during liquidation.

On December 30, 2005, an investor in the Trust and several affiliated entities, Paul Bergeron, on behalf of himself and as Trustee for the Paul Bergeron Trust (the “Plaintiff”), filed a Complaint in the Federal District Court in Massachusetts, Paul Bergeron v. Ridgewood Securities Corporation, et al. (“Bergeron I”).  The action was brought against, among others, the Managing Shareholder and persons who are or were officers of the Managing Shareholder alleging violations of the Massachusetts Securities Act, as well as breach of fiduciary duty, fraud, breach of contract, negligent misrepresentation and unjust enrichment, all related to a set of alleged facts and allegations regarding the sale of securities of the Trust and affiliated trusts managed by the Managing Shareholder or affiliates of the Managing Shareholder which were sold in private offerings and the operation of the Trust and affiliated trusts subsequent to the sale.  The Plaintiff is seeking damages of $900 plus interest and attorney fees. Neither the Trust nor trusts are party to this litigation. Discovery has been completed and in March 2009 a pending Motion for Summary Judgment filed by the Defendants was granted on breach of fiduciary duty claims and partially granted on contract claims, but otherwise denied, and a trial date of June 15, 2009 was set.

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

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and no trial date has been set. The costs and expenses of this litigation, including adverse judgments, if any, are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

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

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

8.   TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement (“Management Agreement”). Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Trust. In return, the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the total contributed capital of the Trust, which was $2,332 for the years ended December 31, 2008 and 2007, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

For the years ended December 31, 2008 and 2007, the Trust made management fee payments to the Managing Shareholder of $2,332 and $1,166, respectively. In the fourth quarter of 2007, the Managing Shareholder forgave $1,180 of unpaid management fees and related interest and also waived its right to reimbursement of $1,386, relating to professional fees of the Trust. Any waivers, or forgiveness, by the Managing Shareholder are recorded by the Trust as a deemed capital contribution. The shareholders of the Trust, other than the Managing Shareholder, were allocated 99% of each contribution of the Managing shareholder was allocated 1% so that the amount of the contribution allocated offsets the allocation of the recorded expense.

Under the Operating Agreement with the Trust, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. During the years ended December 31, 2008 and 2007, RPM charged the projects $1,937 and $1,968, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2008 and 2007, RPM charged the projects $2,117 and $1,352, respectively, for direct expenses incurred.  These charges may not be indicative of costs incurred if the projects were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 12% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. For the years ended December 31, 2008 and 2007, the Managing Shareholder received a distribution of $9 and $5, respectively. The Trust has not reached Payout as of April 9, 2009.

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

In accordance with the  Declaration of Trust, upon or prior to the first distribution in liquidation, the Managing Shareholder shall contribute to the capital of the Trust an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. As of December 31, 2008, the last date such calculation was made, the Managing Shareholder would have been required to contribute $33 to the Trust prior to the Trust making any liquidating distributions.

On January 23, 2007, RUK and affiliates entered into a sale agreement pursuant to which RUK sold its 88% equity interest in CLP and affiliates sold their interests in similar assets (the “CLP Sale”). The Managing Shareholder was not a party to the sale agreement but was entitled to receive certain payments from the affiliates as a result of the CLP Sale and as a result of its service as the Managing Shareholder to the affiliated funds.

The CLP Sale was completed on February 22, 2007. The total dollar amount received by the Managing Shareholder as a result of the CLP Sale was approximately $37,000, all of which was paid out of the proceeds of the CLP Sale allocable to the affiliated funds. The Managing Shareholder did not receive any payments from the Trust or Growth Fund as a result of the sale.

RRP owns 1.81 Investor Shares of the Trust. The Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights and rights to distributions of cash flow.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The Trust records short-term receivables and payables from other affiliates in the ordinary course of business. The amounts payable and receivables with the other affiliates do not bear interest. At December 31, 2008 and 2007, the Trust had outstanding receivables and payables as follows:

	Due from		Due to
	2008	2007	2008	2007
RPM	$-	$249	$25	$-
RRP	43	532	-	-
Growth Fund	-	-	121	251
US Hydro	-	-	-	74
Maine Hydro	-	74	38	-
Trust IV	2,570	26	-	-
NEH	309	30	-	-
Other affiliates	226	262	-	-
Total	$3,148	$1,173	$184	$325

9.   SUBSEQUENT EVENT

The Trust distributed $11,622 to the holders of its Investor Shares in the first quarter of 2009.