Form 10-Q
period 2009-03-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2009-05-11
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of April 30, 2009, there were 932.8877 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS (Liquidation Basis)
(in thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,861	$14,734
Unbilled receivables	110	466
Due from affiliates	1,432	3,148
Deposits	430	2,243
Prepaid expenses and other current assets	162	264
Total current assets	7,995	20,855
Investments	5,397	5,410

Total assets	$13,392	$26,265

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$2,627	$4,465
Due to affiliates	40	184
Total liabilities	$2,667	$4,649

Net assets in liquidation	$10,725	$21,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands, except per share data)

Three Months Ended
March, 31, 2009

Net assets in liquidation, beginning of period	$21,616
Distribution to shareholders	(10,728)
Investment income in unconsolidated entities	19
Adjustment to liquidation accruals	(86)
Other changes in working capital components, net	(96)

Net assets in liquidation, end of period	$10,725

Distributions per Investor Share	$11,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Going Concern Basis)
(unaudited, in thousands, except per share data)

Three Months Ended
March 31, 2008
Operating expenses:
General and administrative expenses	$687
Management fee to Managing Shareholder	583
Total operating expenses	1,270

Loss from operations	(1,270)

Other income (expense):
Equity in income of Maine Hydro	537
Equity in loss of NEH	(9)
Equity in income of US Hydro	31
Equity in loss of Indeck Maine	(92)
Interest income	144
Total other income, net	611

Net loss	$(659)

Managing Shareholder - Net loss	$(7)
Shareholders - Net loss	(652)
Net loss per Investor Share	(699)
Distributions per Investor Share	750

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
(unaudited, in thousands)

Three Months Ended
March 31, 2008
Cash flows from operating activities:
Net cash used in operating activities	$(943)

Cash flows from financing activities:
Cash distributions to shareholders	(700)

Net decrease in cash and cash equivalents	(1,643)
Cash and cash equivalents, beginning of period	6,892
Cash and cash equivalents, end of period	$5,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands )

1.  DESCRIPTION OF BUSINESS

Ridgewood Electric Power Trust V (the “Trust”) is a Delaware trust formed in March 1996. The Trust began offering shares in April 1996 and concluded its offering in April 1998. The Trust was organized to invest primarily in independent power generation facilities, water desalinization plants and other infrastructure projects both in the US and abroad. Ridgewood Renewable Power LLC (the “Managing Shareholder”), a New Jersey limited liability company, is the Managing Shareholder.

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust. The Trust’s condensed consolidated financial statements also include the Trust’s 29.2% interest in Ridgewood US Hydro Corporation (“US Hydro”), 14.1% interest in Ridgewood Near East Holding LLC (“NEH”), and 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”), which are accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence, but does not control, the operating and financial policies of the these investments.  The Trust owned a 25% interest in Indeck Maine Energy, LLC (“Indeck Maine”), accounted for under the equity method of accounting, which was sold in December 2008 as further discussed in Note 4.

On December 22, 2008, the Trust sold its interests in Indeck Maine and the Plan of Liquidation and Dissolution of Ridgewood Electric Power Trust V (the “Plan of Dissolution”) became effective.  Under the Plan of Dissolution, the business of the Trust shifted, and became limited to the sale or disposition of the remaining investments of the Trust, disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligation under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Trust is required to make adequate provisions to satisfy its known and unknown liabilities, which could substantially delay or limit the Trust’s ability to make future distributions to shareholders. The process of accounting for the Trust’s liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the Trust’s ability to make distributions in a timely manner.

The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of May 11, 2009, the Trust has not been liquidated as it is in the process of selling the remaining investments of the Trust.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments that are necessary for a fair presentation of the consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on April 9, 2009 (the “2008 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2008 Form 10-K.

The condensed consolidated financial statements for the three months ended March 31, 2008, were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting, effective December 23, 2008. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. However, the Trust is not able to reasonably estimate the net realizable value of its investments in NEH, Maine Hydro and US Hydro. As a result, these investment assets will continue to be accounted for using the going concern basis of accounting. The conversion from going concern to liquidation basis of accounting required management to make significant estimates and assumptions. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual costs and income may differ from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process may increase, reducing the amounts available for future distribution.

3. CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At March 31, 2009, cash and cash equivalents did not exceed insured limits.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands )

4. INVESTMENTS

Maine Hydro

Maine Hydro is owned equally by the Trust and Ridgewood Electric Power Trust IV (“Trust IV”). Summarized statements of operations data for Maine Hydro for the three months ended March 31, 2009 and 2008 were as follows:

	March 31,
	2009	2008

Revenues	$803	$1,819

Gross profit	331	1,161

(Loss) income from operations	(215)	1,073

Net (loss) income	(215)	1,073

Trust share of (loss) income in Maine Hydro	(107)	537

NEH

The Trust owns 14.1%, The Ridgewood Power Growth Fund (“Growth Fund”) owns 68.1%, and the Ridgewood/Egypt Fund owns 17.8% of NEH. Summarized statements of operations data for NEH for the three months ended March 31, 2009 and 2008 were as follows:

	March 31,
	2009	2008

Revenues	$2,609	$2,389

Gross profit	875	743

Income from operations	278	71

Net income (loss)	129	(62)

Trust share of income (loss) in NEH	18	(9)

US Hydro

The Trust owns 29.2% and Growth Fund owns 70.8% of US Hydro. Summarized statements of operations data for US Hydro for the three months ended March 31, 2009 and 2008 were as follows:

	March 31,
	2009	2008

Revenues	$1,046	$1,033

Gross profit	693	369

Income (loss) from operations	139	(32)

Net income	372	105

Trust share of income in US Hydro	108	31

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands )

Indeck Maine

On December 22, 2008, the owners of Indeck Maine sold their interests to Covanta Energy Corporation. Immediately prior to the sale, Indeck Maine transferred to a wholly-owned subsidiary of Trust IV specific accounts receivable, deposits and rights to future cash flows. As these amounts are collected, in accordance with an agreement between the Trust, Trust IV and Indeck Energy Services, Inc. (“IES”), 45% will be distributed to IES, 27.5% will be distributed to the Trust and Trust IV will retain the other 27.5%. As of March 31, 2009, the remaining amount due under these arrangements is estimated at $1.3 million.

Summarized statements of operations data for Indeck Maine for the three months ended March 31, 2008 was as follows:

Revenues	$9,458

Gross profit	522

Income from operations	326

Net loss	(37)

Trust share of loss in Indeck Maine	(92)

The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciated the fixed assets over their remaining useful lives using the unit of production method.  Depreciation expense of $73 for the three months ended March 31, 2008, was included in the equity loss from Indeck Maine in the condensed consolidated statement of operations.

5. TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement whereby the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the Trust’s total contributed capital. Management fees recorded were $583 for each of the quarters ended March 31, 2009 and 2008.

In March 2009, the Managing Shareholder contributed $33 to the Trust, representing its negative tax basis capital account at December 31, 2008.

The Trust records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivables from the other affiliates do not bear interest. At March 31, 2009 and December 31, 2008, the Trust had outstanding receivables and payables as follows:

	Due From		Due To
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008

Ridgewood Power Management LLC	$-	$-	$2	$25
Ridgewood Renewable Power LLC	-	43	-	-
Growth Fund	-	-	-	121
US Hydro	162	-	-	-
Maine Hydro	-	-	22	38
Trust IV	924	2,570	-	-
NEH	346	309	-	-
Other affiliates	-	226	16	-
	$1,432	$3,148	$40	$184

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands )

6.  COMMITMENTS AND CONTINGENCIES

The Trust will continue to incur expenses through the liquidation process. The Trust will continue to evaluate the estimates and assumptions that can have a significant impact during liquidation.

On December 30, 2005, an investor in the Trust and several affiliated entities, Paul Bergeron, on behalf of himself and as Trustee for the Paul Bergeron Trust (the “Plaintiff”), filed a Complaint in the Federal District Court in Massachusetts, Paul Bergeron v. Ridgewood Electric Power Trust V, et al. (“Bergeron I”).  The action was brought against, among others, the Managing Shareholder and persons who are or were officers of the Managing Shareholder alleging violations of the Massachusetts Securities Act, as well as breach of fiduciary duty, fraud, breach of contract, negligent misrepresentation and unjust enrichment, all related to a set of alleged facts and allegations regarding the sale of securities of the Trust and affiliated trusts managed by the Managing Shareholder or affiliates of the Managing Shareholder which were sold in private offerings and the operation of the Trust and affiliated trusts subsequent to the sale.  The Plaintiff is seeking damages of $900 plus interest and attorney fees. Neither the Trust nor trusts are party to this litigation. Discovery has been completed and in March 2009 a pending Motion for Summary Judgment filed by the Defendants was granted on breach of fiduciary duty claims and partially granted on contract claims, but otherwise denied, and a trial date of June 15, 2009 was set.

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

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and no trial date has been set. The costs and expenses of this litigation, including adverse judgments, if any, are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

The Trust is also subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense.  While it is not possible to predict the outcome of the litigation discussed above with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Trust, based on its evaluation of matters which are pending or asserted, the Trust’s management believes the disposition of such matters will not have a material adverse effect on the Trust’s business or its financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s opinions and estimates as of the date they are made. Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include, without limitation, possible contingent liabilities and risks associated with the liquidation and dissolution of the Trust, proceeds received from the disposition of Trust investments, costs incurred in connection with carrying out the Plan of Dissolution, the actual timing of liquidating distributions, and the outcome of the litigation described in Part I, Item 1, Note 6. “Commitments and Contingencies” of this report. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Trust’s 2008 Form 10-K. The Trust undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Liquidation Basis of Accounting

The condensed consolidated financial statements for the three months ended March 31, 2008, were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. However, the Trust is not able to reasonably estimate the net realizable value of its investment in NEH, Maine Hydro and US Hydro. As a result, these investment assets will continue to be accounted for using the going concern basis of accounting. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs to be incurred in liquidation. The Trust will continue to incur operating costs and receive income from its investments and cash and cash equivalents. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual costs and income may differ materially and adversely from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process may increase, reducing the amounts available for future distribution.

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s condensed consolidated financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions that affect the reported amount of the Trust’s assets, liabilities, revenues and expenses including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the condensed consolidated financial statements. No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2008 Form 10-K.

Results of Operations and Changes in Financial Condition

As the Trust adopted the liquidation basis of accounting effective December 23, 2008, any costs incurred and income received in 2009 will be included in the condensed consolidated statement of changes in net assets. Condensed consolidated statement of operations and statement of cash flows are presented on a going concern basis of accounting and therefore only include results for the three months ended March 31, 2008 and, as a result, no comparative discussion is presented.

Future Liquidity and Capital Resource Requirements

The Trust believes that it has sufficient remaining cash and cash equivalents to provide working capital while the Trust is in liquidation. The Trust intends to distribute excess cash, if any, to its shareholders after liquidating its assets and satisfying its liabilities.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes in the off-balance sheet arrangements and contractual obligations and commitments disclosed in the Trust's 2008 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, the Trust’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by a registrant in reports filed pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Trust’s 2008 Form 10-K.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Trust’s 2008 Form 10-K.

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

RIDGEWOOD ELECTRIC POWER TRUST V

Date: May 11, 2009	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2009	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)