Form 10-Q
period 2009-06-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2009-08-13
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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
Yes ☐  No ☒

As of July 31, 2009, there were 932.8877 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,366	$14,734
Unbilled receivables	-	466
Due from affiliates	380	3,148
Deposits	-	2,243
Prepaid expenses and other current assets	115	264
Total current assets	6,861	20,855
Investments	5,529	5,410

Total assets	$12,390	$26,265

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$1,761	$4,465
Due to affiliates	93	184

Total liabilities	$1,854	$4,649

Net assets in liquidation	$10,536	$21,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands, except per share data)

Net assets in liquidation, December 31, 2008	$21,616
Distribution to shareholders	(10,728)
Investment income in unconsolidated entities	19
Adjustment to liquidation accruals	(86)
Other changes in working capital components, net	(96)
Net assets in liquidation, March 31, 2009	10,725

Investment income in unconsolidated entities	158
Settlement of litigation	(260)
Other, net	(87)

Net assets in liquidation, June 30, 2009	$10,536

Distributions per Investor Share during six months ended June 30, 2009	$11,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(unaudited, in thousands, except per share data)

	Six Months Ended	Three Months Ended
	June 30, 2008	June 30, 2008
Operating expenses:
General and administrative expenses	$908	$221
Management fee to Managing Shareholder	1,166	583
Total operating expenses	2,074	804

Loss from operations	(2,074)	(804)

Other income:
Equity in income of Maine Hydro	850	313
Equity in income of NEH	61	70
Equity in income of US Hydro	131	100
Equity in income of Indeck Maine	524	616
Interest income, affiliates	264	120
Total other income	1,830	1,219

Net (loss) income	$(244)	$415

Managing Shareholder - Net (loss) income	$(2)	$4
Shareholders - Net (loss) income	(242)	411
Net (loss) income per Investor Share	(259)	440
Distributions per Investor Share	1,500	750

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
(unaudited, in thousands)

Six Months Ended
June 30, 2008
Cash flows from operating activities:
Net cash used in operating activities	$(903)

Cash flows from financing activities:
Cash distributions to shareholders	(1,400)

Net decrease in cash and cash equivalents	(2,303)
Cash and cash equivalents, beginning of period	6,892

Cash and cash equivalents, end of period	$4,589

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

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust. The Trust’s condensed consolidated financial statements also include the Trust’s 29.2% interest in Ridgewood US Hydro Corporation (“US Hydro”), 14.1% interest in Ridgewood Near East Holding LLC (“NEH”), and 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”), which are accounted for under the equity method of accounting, as the Trust has the ability to exercise significant influence but does not control the operating and financial policies of these investments.  The Trust owned a 25% interest in Indeck Maine Energy, LLC (“Indeck Maine”), accounted for under the equity method of accounting, which was sold in December 2008.

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

The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of August 13, 2009, the Trust has not been liquidated as it is in the process of selling the remaining investments of the Trust. The Managing Shareholder cannot predict the timing of the sale process, the terms of any sale or whether any sales will occur.

2.             BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments that are necessary for a fair presentation of the consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on April 9, 2009 (the “2008 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2008 Form 10-K.

The condensed consolidated financial statements for the six and three months ended June 30, 2008, were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting, effective December 23, 2008. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. However, the Trust is not able to reasonably estimate the net realizable value of its investments in NEH, Maine Hydro and US Hydro. As a result, these investment assets will continue to be accounted for using the going concern basis of accounting. The conversion from going concern to liquidation basis of accounting required management to make significant estimates and assumptions. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual costs and income may differ from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process may increase, reducing the amounts available for future distribution.

The Trust has evaluated subsequent events and transactions through August 13, 2009, the date of the issuance of its financial statements, and concluded that there were no such events and transactions that require adjustment to, or disclosure in the notes to, the condensed consolidated financial statements.

3.             CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At June 30, 2009, cash and cash equivalents did not exceed government-insured limits.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands )

4.             INVESTMENTS

Maine Hydro

Maine Hydro is owned equally by the Trust and Ridgewood Electric Power Trust IV (“Trust IV”). Summarized statements of operations data for Maine Hydro for the six and three months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Revenues	$1,575	$3,174	$772	$1,355

Gross profit	502	1,862	171	701

(Loss) income from operations	(184)	1,699	31	626

Net (loss) income	(184)	1,699	31	626

Trust share of (loss) income in Maine Hydro	(92)	850	15	313

NEH

The Trust owns 14.1%, The Ridgewood Power Growth Fund (“Growth Fund”) owns 68.1%, and the Ridgewood/Egypt Fund owns 17.8% of NEH. Summarized statements of operations data for NEH for the six and three months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Revenues	$5,947	$5,540	$3,338	$3,151

Gross profit	2,186	1,934	1,312	1,191

Income from operations	1,038	665	760	594

Net income	657	431	528	493

Trust share of income in NEH	92	61	75	70

US Hydro

The Trust owns 29.2% and Growth Fund owns 70.8% of US Hydro. Summarized statements of operations data for US Hydro for the six and three months ended June 30, 2009 and 2008 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Revenues	$2,242	$2,601	$1,196	$1,568

Gross profit	1,565	1,284	872	918

Income from operations	566	466	427	502

Net income	605	447	233	343

Trust share of income in US Hydro	177	131	68	100

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands )

Indeck Maine

On December 22, 2008, the owners of Indeck Maine sold their interests to Covanta Energy Corporation. Immediately prior to the sale in 2008, Indeck Maine transferred to a wholly-owned subsidiary of Trust IV, specific accounts receivable, deposits and rights to future cash flows. As these amounts were collected, in accordance with an agreement between the Trust, Trust IV and Indeck Energy Services, Inc. (“IES”), 45% was distributed to IES, 27.5% distributed to the Trust and Trust IV retained the other 27.5%. As of June 30, 2009, the entire amount under these arrangements that were due to the Trust and IES has been distributed.

Summarized statements of operations data for Indeck Maine for the six and three months ended June 30, 2008 were as follows:

	Six Months Ended	Three Months Ended
	June 30, 2008	June 30, 2008

Revenues	$21,165	$11,707

Gross profit	2,660	2,138

Income from operations	2,075	1,749

Net income	1,332	1,369

Trust share of income in Indeck Maine	524	616

The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciated the fixed assets over their remaining useful lives using the unit of production method.  Depreciation expense of $142 and $69 for the six and three months ended June 30, 2008, respectively, was included in the equity income from Indeck Maine in the condensed consolidated statements of operations.

5.            TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement whereby the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the Trust’s total contributed capital. Management fees recorded were $1,166 for each of the six months ended June 30, 2009 and 2008, and $583 for each of the three months ended June 30, 2009 and 2008.

In March 2009, the Managing Shareholder contributed $33 to the Trust, representing its negative tax basis capital account at December 31, 2008.

The Trust records short-term payables to and receivables from certain of its affiliates in the ordinary course of business. The amounts payable to and receivables from its affiliates, other than amounts relating to management fees, do not bear interest. At June 30, 2009 and December 31, 2008, the Trust had outstanding receivables and payables as follows:

	Due From		Due To
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008

Ridgewood Power Management LLC	$-	$-	$55	$25
Ridgewood Renewable Power LLC	-	43	-	-
Growth Fund	-	-	-	121
Maine Hydro	-	-	38	38
Trust IV	-	2,570	-	-
NEH	380	309	-	-
Other affiliates	-	226	-	-
	$380	$3,148	$93	$184

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands )

6.             COMMITMENTS AND CONTINGENCIES

The Trust will continue to incur expenses through the liquidation process. The Trust will continue to evaluate the estimates and assumptions that can have a significant impact on the net assets of the Trust during liquidation.

On December 30, 2005, an investor in the Trust and several affiliated entities, Paul Bergeron, on behalf of himself and as Trustee for the Paul Bergeron Trust (“Bergeron”), filed a Complaint in the Federal District Court in Massachusetts. The action was brought against, among others, the Managing Shareholder and persons who are or were officers of the Managing Shareholder (the “Defendants”). In June 2009, this lawsuit was settled with the Managing Shareholder making a payment to Bergeron and purchasing its interests in funds managed by the Defendants. The amount of the settlement allocated to the Trust by the Managing Shareholder totaled $260.

On March 20, 2007, Bergeron commenced a derivative action, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by the plaintiffs for an injunction. On February 29, 2008, the plaintiffs filed an amended complaint adding two additional investors, one in the Trust and one in Growth Fund, as additional plaintiffs. Discovery is ongoing and no trial date has been set. While Bergeron is no longer a party to the derivative action, the other plaintiffs continue to pursue this matter.

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and a trial date of December 1, 2009 has been set. The costs and expenses of this litigation, including adverse judgments, if any, are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

The Trust may become subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to all such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense. While it is not possible to predict the outcome of the litigation discussed in this Note with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Trust, based on its evaluation of matters which are pending or asserted, the Trust’s management believes the disposition of such matters will not have a material adverse effect on the Trust’s business or its financial condition or results of operations.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that these expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•
possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust, including without limitation, proceeds received from the disposition of Trust investments and settlement of the Trust’s liabilities and obligations,

•	the outcome of the matters described in Part I, Item 1, Note 6. “Commitments and Contingencies” of this report,
•	changes in political and economic conditions, federal or state regulatory structures,
•	government mandates,
•	the ability of customers to pay for energy received,
•	operational status of generating plants, including mechanical breakdowns,
•	costs incurred in connection with carrying out the plan of liquidation and dissolution of the Trust, and
•	the actual timing of the completion of the liquidation process, including the timing or terms of any sale of Trust’s assets, and the amount and timing of any liquidating distributions.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in this report and in Item 1A. “Risk Factors”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Trust’s 2008 Form 10-K. Any forward-looking statement that the Trust makes, speaks only as of the date of this report. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Liquidation Basis of Accounting

The condensed consolidated financial statements for the six and three months ended June 30, 2008, were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. However, the Trust is not able to reasonably estimate the net realizable value of its investment in NEH, Maine Hydro and US Hydro. As a result, these investment assets will continue to be accounted for using the going concern basis of accounting. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

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

Results of Operations and Changes in Financial Condition

As the Trust adopted the liquidation basis of accounting effective December 23, 2008, any costs incurred and income received in 2009 will be included in the condensed consolidated statement of changes in net assets. During the second quarter of 2009, net assets in liquidation decreased by $0.2 million to $10.5 million compared to the first quarter of 2009. This decrease was primarily due to $0.3 million in litigation settlement expense as discussed in Part 1, Item 1, Note 6. “Commitments and Contingencies” partially offset by $0.2 million in investment income from unconsolidated entities during the second quarter of 2009.

Condensed consolidated statements of operations and statement of cash flows are presented on a going concern basis of accounting and therefore only include results for the 2008 period and as a result, no comparative discussion is presented.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, the Trust’s management, with the participation of the Trust’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Trust in reports filed pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by the Trust is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 30, 2005, an investor in the Trust and several affiliated entities, Paul Bergeron, on behalf of himself and as Trustee for the Paul Bergeron Trust (“Bergeron”), filed a Complaint in the Federal District Court in Massachusetts. The action was brought against, among others, the Managing Shareholder and persons who are or were officers of the Managing Shareholder (the “Defendants”). In June 2009, this lawsuit was settled with the Managing Shareholder making a payment to Bergeron and purchasing its interests in funds managed by the Defendants. The amount of the settlement allocated to the Trust by the Managing Shareholder totaled $0.3 million.

On March 20, 2007, Bergeron commenced a derivative action, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by the plaintiffs for an injunction. On February 29, 2008, the plaintiffs filed an amended complaint adding two additional investors, one in the Trust and one in Growth Fund, as additional plaintiffs. Discovery is ongoing and no trial date has been set. While Bergeron is no longer a party to the derivative action, the other plaintiffs continue to pursue this matter.

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1.2 million. Discovery is ongoing and a trial date of December 1, 2009 has been set. The costs and expenses of this litigation, including adverse judgments, if any, are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

ITEM 1A. RISK FACTORS

There have been no material change to the risk factors disclosed in the Trust’s 2008 Form 10-K.

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

RIDGEWOOD ELECTRIC POWER TRUST V

Date: August 13, 2009	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2009	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)