Form 10-Q
period 2009-09-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2009-11-10
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission File Number:   0-24143

RIDGEWOOD ELECTRIC POWER TRUST V
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3437351
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1314 King Street, Wilmington, DE	19801
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐  No ☒

As of October 31, 2009, there were 932.8877 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,387	$14,734
Unbilled receivables	-	466
Due from affiliates	475	3,148
Deposits	-	2,243
Prepaid expenses and other current assets	66	264
Total current assets	6,928	20,855
Investments	5,512	5,410

Total assets	$12,440	$26,265

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$2,569	$4,465
Due to affiliates	835	184

Total liabilities	$3,404	$4,649

Net assets in liquidation	$9,036	$21,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands, except per share data)

Net assets in liquidation, December 31, 2008	$21,616
Distribution to shareholders	(10,728)
Investment income in unconsolidated entities	19
Adjustment to liquidation accruals	(86)
Other changes in working capital components, net	(96)
Net assets in liquidation, March 31, 2009	10,725

Investment income in unconsolidated entities	158
Settlement of litigation	(260)
Other, net	(87)
Net assets in liquidation, June 30, 2009	10,536

Investment loss in unconsolidated entities	(68)
Adjustment to liquidation accruals	(1,432)

Net assets in liquidation, September 30, 2009	$9,036

Distributions per Investor Share during nine months ended September 30, 2009	$11,500
Distributions per Investor Share during three months ended September 30, 2009	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(unaudited, in thousands, except per share data)

	Nine Months Ended	Three Months Ended
	September 30, 2008	September 30, 2008
Operating expenses:
General and administrative expenses	$1,505	$597
Management fee to Managing Shareholder	1,749	583
Total operating expenses	3,254	1,180

Loss from operations	(3,254)	(1,180)

Other income (expense):
Equity in income (loss) of Maine Hydro	828	(22)
Equity in income of NEH	133	72
Equity in income (loss) of US Hydro	96	(35)
Equity in income of Indeck Maine	1,560	1,036
Interest income, affiliates	382	118
Total other income, net	2,999	1,169

Net loss	$(255)	$(11)

Managing Shareholder - Net loss	$(3)	$-
Shareholders - Net loss	(252)	(11)
Net loss per Investor Share	(270)	(12)
Distributions per Investor Share	1,500	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
(unaudited, in thousands)

Nine Months Ended
September 30, 2008
Cash flows from operating activities:
Net cash used in operating activities	$(4,817)

Cash flows from financing activities:
Cash distributions to shareholders	(1,400)

Net decrease in cash and cash equivalents	(6,217)
Cash and cash equivalents, beginning of period	6,892

Cash and cash equivalents, end of period	$675

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

The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of November 10, 2009, the Trust has not been liquidated as it is in the process of selling the hydro-electric facilities and Egyptian operations, the remaining investments of the Trust. The Managing Shareholder cannot predict the timing of the sale process, the terms of any sale or whether any sales will occur.

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

The condensed consolidated financial statements for the nine and three months ended September 30, 2008, were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting, effective December 23, 2008. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. However, the Trust is not able to reasonably estimate the net realizable value of its investments in NEH, Maine Hydro and US Hydro. As a result, these investment assets will continue to be accounted for using the going concern basis of accounting. The conversion from going concern to liquidation basis of accounting required management to make significant estimates and assumptions. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual costs and income may differ from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process may increase, reducing the amounts available for future distribution.

The Trust has evaluated subsequent events and transactions through November 10, 2009, the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

3.             CHANGES IN NET ASSETS IN LIQUIDATION

Following adjustments were made to the condensed consolidated statements of changes in net assets for the three months ended September 30, 2009:

Investment loss in unconsolidated entities1	$(68)
Estimated management fees to be incurred during liquidation2	(1,166)
Estimated professional fees to be incurred during liquidation3	(165)
Other estimated liquidation costs	(187)
Other changes in working capital components	86

$(1,500)

1 This includes Trust’s share of equity loss for NEH, Maine Hydro and US Hydro.
2 Management fees represent the obligation to pay the Managing Shareholder for the services it provides to the Trust through June 2010.
3 This includes estimated legal, accounting and other professional fees expected to be incurred related to the wind-down activities of the Trust.

4.             CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At September 30, 2009, bank balances exceeded federal insured limits by $5,887, all of which was invested either in US Treasury bills or money market accounts that invest solely in US government securities.

5.             INVESTMENTS

Maine Hydro

Maine Hydro is owned equally by the Trust and Ridgewood Electric Power Trust IV (“Trust IV”). Summarized statements of operations data for Maine Hydro for the nine and three months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008

Revenues	$2,045	$4,081	$470	$907

Gross profit (loss)	336	2,055	(166)	193

(Loss) income from operations	(462)	1,656	(278)	(43)

Net (loss) income	(462)	1,656	(278)	(43)

Trust share of (loss) income in Maine Hydro	(231)	828	(139)	(22)

NEH

The Trust owns 14.1%, The Ridgewood Power Growth Fund (“Growth Fund”) owns 68.1%, and the Ridgewood/Egypt Fund owns 17.8% of NEH. Summarized statements of operations data for NEH for the nine and three months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008

Revenues	$9,732	$9,471	$3,785	$3,930

Gross profit	3,735	3,425	1,549	1,491

Income from operations	1,992	1,484	954	819

Net income	1,547	944	890	513

Trust share of income in NEH	218	133	126	72

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

US Hydro

The Trust owns 29.2% and Growth Fund owns 70.8% of US Hydro. Summarized statements of operations data for US Hydro for the nine and three months ended September 30, 2009 and 2008 were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008

Revenues	$2,524	$3,244	$282	$643

Gross profit (loss)	1,427	1,249	(138)	(35)

Income (loss) from operations	61	(125)	(505)	(591)

Net income (loss)	419	330	(186)	(117)

Trust share of income (loss) in US Hydro	122	96	(55)	(35)

Indeck Maine

On December 22, 2008, the owners of Indeck Maine sold their interests to Covanta Energy Corporation. Immediately prior to the sale in 2008, Indeck Maine transferred to a wholly-owned subsidiary of Trust IV, specific accounts receivable, deposits and rights to future cash flows. As these amounts were collected, in accordance with an agreement between the Trust, Trust IV and Indeck Energy Services, Inc. (“IES”), 45% was distributed to IES, 27.5% distributed to the Trust and Trust IV retained the other 27.5%. As of June 30, 2009, the entire amounts that were due to the Trust and IES under these arrangements had been distributed.

Summarized statements of operations data for Indeck Maine for the nine and three months ended September 30, 2008 were as follows:

	Nine Months Ended	Three Months Ended
	September 30, 2008	September 30, 2008

Revenues	$32,094	$10,929

Gross profit	5,294	2,635

Income from operations	4,683	2,608

Net income	3,554	2,222

Trust share of income in Indeck Maine	1,560	1,036

The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciated the fixed assets over their remaining useful lives using the unit of production method.  Depreciation expense of $217 and $75 for the nine and three months ended September 30, 2008, respectively, was included in the equity income from Indeck Maine in the condensed consolidated statements of operations.

6.            TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement whereby the Trust is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the Trust’s total contributed capital. Management fees recorded were $1,749 for each of the nine months ended September 30, 2009 and 2008, and $583 for each of the three months ended September 30, 2009 and 2008.

In March 2009, the Managing Shareholder contributed $33 to the Trust, representing its negative tax basis capital account at December 31, 2008.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

The Trust records short-term payables to and receivables from certain of its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees, do not bear interest. At September 30, 2009 and December 31, 2008, the Trust had outstanding receivables and payables as follows:

	Due From		Due To
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008

Ridgewood Power Management LLC	$-	$-	$4	$25
Ridgewood Renewable Power LLC	-	43	593	-
Growth Fund	-	-	-	121
Maine Hydro		-	238	38
Trust IV	-	2,570	-	-
NEH	400	309	-	-
Other affiliates	75	226	-	-
	$475	$3,148	$835	$184

7.           COMMITMENTS AND CONTINGENCIES

The Trust will continue to incur expenses through the liquidation process. The Trust will continue to evaluate the estimates and assumptions that can have a significant impact on the net assets of the Trust during liquidation.

Effective July 20, 2009, the U.S. National Oceanic and Atmospheric Administration (“NOAA”) and the U.S. Fish and Wildlife Service (“USFWS”) extended Endangered Species Act protections for Atlantic salmon by defining the territory in which Atlantic salmon is considered endangered species and in which their habitat is protected. Management has assessed the fifteen dams owned by Maine Hydro and determined that eight of these dams may be affected at some future time. One of the next steps expected to be taken by NOAA and USFWS is the development of habitat conservation plans to protect Atlantic salmon in this defined territory. The time for NOAA and USFWS to finalize such plans is unknown. These plans could require Maine Hydro and other dam owners throughout the affected area to demonstrate that, if Atlantic salmon have been seen at a dam, existing fish passage is effective to allow those salmon to pass the dam.  As a result, Maine Hydro may be required to install effective fish passage measures or to take other corrective actions. At the present time, the Managing Shareholder is unable to determine the cost to implement such measures, if required, or when NOAA and USFWS may require them. Depending on the final requirements of such plans, the cost of compliance could exceed the value of the affected hydro-electric facilities. Until such time as the requirements of any plan are determined, the Managing Shareholder may need to restrict cash distributions from Maine Hydro to the Trust and Trust IV.

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

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and the trial date was rescheduled to February 1, 2010. The costs and expenses of this litigation, including adverse judgments, if any, are being paid by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

·
possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust, including without limitation, proceeds received from the disposition of Trust investments and settlement of the Trust’s liabilities and obligations,

·	the outcome of the matters described in Part I, Item 1, Note 7. “Commitments and Contingencies” of this report,
·
changes in political or economic conditions, federal or state regulatory structures, cost of installing fish passage at Maine Hydro facilities including costs associated with the endangered species regulations,

·	government mandates,
·	the ability of customers to pay for energy received,
·	operational status of generating plants, including mechanical breakdowns,
·	costs incurred in connection with carrying out the plan of liquidation and dissolution of the Trust, and
·	the actual timing of the completion of the liquidation process, including the timing or terms of any sale of Trust’s assets, and the amount and timing of any liquidating distributions.

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

Liquidation Basis of Accounting

The condensed consolidated financial statements for the nine and three months ended September 30, 2008, were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting, effective December 23, 2008. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. However, the Trust is not able to reasonably estimate the net realizable value of its investment in NEH, Maine Hydro and US Hydro. As a result, these investment assets will continue to be accounted for using the going concern basis of accounting. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

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

Results of Operations and Changes in Financial Condition

As the Trust adopted the liquidation basis of accounting effective December 23, 2008, any costs incurred and income received in the 2009 periods will be included in the condensed consolidated statements of changes in net assets. During the third quarter of 2009, net assets in liquidation decreased by $1.5 million to $9 million compared to the second quarter of 2009, primarily due to adjustments in liquidation accruals of $1.4 million resulting from an increase in the estimated costs to liquidate the Trust due to potential delays in liquidating the Trust. Adjustments to the liquidation accrual for three months ended September 30, 2009 include the following:

Estimated management fees to be incurred during liquidation1	$(1,166)
Other estimated liquidation costs2	(352)
Other changes in working capital components	86

$(1,432)

1 Management fees represent the obligation to pay the Managing Shareholder for the services it provides to the Trust through June 2010.
2 This includes estimated legal, accounting and other professional fees expected to be incurred related to the wind-down activities of the Trust.

The condensed consolidated statements of operations and the statement of cash flows are presented on a going concern basis of accounting and therefore only include results for the 2008 period and as a result, no comparative discussion is presented.

Future Liquidity and Capital Resource Requirements

The Trust believes that it has sufficient remaining cash and cash equivalents to provide working capital while the Trust is in liquidation. Distributions to the Trust from Maine Hydro could be limited in the future due to the impact of recently enacted endangered species regulations as discussed in Part II, Item 1A. “Risk Factors” of this report. The Trust intends to distribute excess cash, if any, to its shareholders after liquidating its assets and satisfying its liabilities.

Off-Balance Sheet Arrangements and Contractual Obligations

The Trust has no off-balance sheet arrangements and there have been no material changes in the contractual obligations and commitments disclosed in the Trust's 2008 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, the Trust’s management, with the participation of the Trust’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Trust in reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by the Trust is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1.2 million. Discovery is ongoing and the trial date was rescheduled to February 1, 2010. The costs and expenses of this litigation, including adverse judgments, if any, are being paid by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

ITEM 1A. RISK FACTORS

Other than the matter discussed in the following paragraph, there have been no material changes to the risk factors disclosed in the Trust’s 2008 From 10-K.

Effective July 20, 2009, NOAA and USFWS extended Endangered Species Act protections for Atlantic salmon by defining the territory in which Atlantic salmon is considered endangered species and in which their habitat is protected. Management has assessed the fifteen dams owned by Maine Hydro and determined that eight of these dams may be affected at some future time. One of the next steps expected to be taken by NOAA and USFWS is the development of habitat conservation plans to protect Atlantic salmon in this defined territory. The time for NOAA and USFWS to finalize such plans is unknown. These plans could require Maine Hydro and other dam owners throughout the affected area to demonstrate that, if Atlantic salmon have been seen at a dam, existing fish passage is effective to allow those salmon to pass the dam.  As a result, Maine Hydro may be required to install effective fish passage measures or to take other corrective actions. At the present time, the Managing Shareholder is unable to determine the cost to implement such measures, if required, or when NOAA and USFWS may require them. Depending on the final requirements of such plans, the cost of compliance could exceed the value of the affected hydro-electric facilities. Until such time as the requirements of any plan are determined, the Managing Shareholder may need to restrict cash distributions from Maine Hydro to the Trust and Trust IV.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.		Description

10.1	*	Amendment to Senior Executive Bonus Plan.

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
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

RIDGEWOOD ELECTRIC POWER TRUST V

Date: November 10, 2009	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2009	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)