Form 10-K
period 2009-12-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2010-03-31
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Investor Shares of Beneficial Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No  ☑

There is no market for the Investor Shares. The number of Investor Shares outstanding at February 28, 2010 was 932.8877.

FORM 10-K

PART I

Forward-Looking Statements

Certain statements discussed in Item 1. “Business”, Item 3. “Legal Proceedings”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•
possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust, including, without limitation, settlement of the Trust’s liabilities and obligations, and the outcome of the matters described in Item 3. “Legal Proceedings” of this report,

•	costs incurred in connection with the carrying out of the plan of liquidation and dissolution of the Trust, and
•	the actual timing of the completion of the liquidation process, including the amount and timing of any liquidating distributions.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in this Annual Report on Form 10-K. Any forward-looking statement that the Trust makes, speaks only as of the date of this report. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.  BUSINESS

Overview

Ridgewood Electric Power Trust V (the “Trust”) is a Delaware trust formed on March 14, 1996 primarily to make investments in projects and businesses in the energy and infrastructure sectors both in the US and abroad.  The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder” or “RRP”). As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

Historically, the Trust focused primarily on projects fueled by renewable sources of fuel and on water treatment facilities in remote locations serving hotel resort developments. These projects allowed the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2009, the Trust had one remaining operating investment, located in Egypt (“Ridgewood Egypt”).

On December 22, 2008, the Trust sold its interests in Indeck Maine and the Plan of Liquidation and Dissolution of Ridgewood Electric Power Trust V (the “Plan of Dissolution”) became effective.  Under the Plan of Dissolution, the business of the Trust shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligation under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Trust is required to make adequate provisions to satisfy its known and unknown liabilities, which could substantially delay or limit the Trust’s ability to make future distributions to shareholders. The process of accounting for the Trust’s liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the Trust’s ability to make distributions in a timely manner.

The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of March 31, 2010, the Trust has not been liquidated primarily due to on-going litigation discussed in Item 3. “Legal Proceedings”.

On March 2, 2010, the Ridgewood Egypt business was sold as discussed below.  The Trust also owned hydro-electric projects that were sold in November 2009, as discussed below.

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

RRP performed, or arranged for the performance of, the operation and maintenance of the projects invested in by the Trust and continues to perform the management and administrative services required for Trust operations. Among other services, RRP administers the accounts, including tax and other financial information, and handles relations with the shareholders. RRP also provides the Trust with office space, equipment and facilities and other services necessary for its operation. Effective upon the approval of the Plan of Dissolution, the Managing Shareholder has sole authority to dissolve, liquidate and terminate the Trust.

As compensation for its management services, the Managing Shareholder is entitled to (i) an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Trust’s shareholders, and (ii) a 20% interest in the cash distributions made by the Trust in excess of certain threshold amounts expressed in terms of shareholder returns, which have not been, and are not expected to be, achieved by the Trust. The Managing Shareholder is also entitled to receive reimbursement from the Trust for operating expenses incurred by the Trust, or on behalf of the Trust and paid by RRP, as the Managing Shareholder. RRP has arranged for administrative functions required to be performed for the Trust to be performed by an affiliate, Ridgewood Power Management LLC (“RPM”), and at RPM’s costs, such costs are reimbursed to RPM by the Trust. RRP also serves as the managing shareholder (or managing member as appropriate) of a number of affiliated trusts and investment vehicles similar to the Trust and, through RPM, provides services to those entities similar to those provided to the Trust.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Trust.

Ridgewood Egypt

In 1999, the Trust and The Ridgewood Power Growth Fund (“Growth Fund”) jointly formed and funded Ridgewood Near East Holdings LLC and its wholly-owned subsidiary, RW Egyptian Holdings LLC (collectively, “NEH”) to develop electric power and water purification plants for resort hotels along the Red Sea in Egypt. In 2000, Growth Fund made additional investments and acquired majority ownership of NEH, which controls and owns all contractual rights to the ownership of Ridgewood Egypt for Infrastructure LLC (Egypt) (“REFI”). In 2001, the Ridgewood/Egypt Fund (“Egypt Fund”), an affiliate of Growth Fund and the Trust, made contributions to NEH in exchange for a noncontrolling interest.

In 2001, NEH, through REFI, formed a wholly-owned subsidiary and also purchased a 28% equity interest in Sinai For Environmental Services S.A.E. (“Sinai”), which owns a 5,750 cubic meters (approximately 1.5 million gallons) per day water desalinization plant in Egypt. In February 2002, REFI made an additional investment to increase its ownership to 53% and gain control of Sinai. From 2006 through 2008, REFI acquired additional direct and indirect interests in Sinai, bringing its total ownership in Sinai to 75.9%. The Trust owns 14.1%, Growth Fund owns 68.1%, and Egypt Fund owns 17.8% of NEH. The assets of REFI are located in Egypt.

As of December 31, 2009, REFI, excluding Sinai, owned 31 projects having a capacity to make 32,900 cubic meters (approximately 8.5 million gallons) of potable water per day and electricity generating capacity of approximately 24 megawatts. The projects generally sell their output under contracts and other arrangements at prevailing market rates. The electricity generating capacity of REFI is used primarily by its own water treatment plants thereby displacing electricity the water plants would otherwise have to purchase from third parties. This arrangement helps REFI control costs and increase reliability. The business of REFI is managed and operated by employees of REFI, with its main office located in Cairo, Egypt.

A portion of the assets of Sinai are collateral for a Sinai bank term loan facility. REFI and its subsidiaries qualify for income tax holidays that began to expire on December 31, 2008.

On December 10, 2009, NEH entered into a sale and purchase agreement whereby, NEH would receive a return of a portion of its investments and simultaneously dispose of all of its interest in REFI for cash to Mr. Zaki Girges, the general manager of REFI and El Orouba for Water Desalination S.A.E., an Egyptian joint stock company (“El Orouba”) owned by Mr. Girges and his family. The transaction was subject to the approval by a majority of the shares held by shareholders of the Growth Fund and Egypt Fund, which was obtained on March 2, 2010.  Since the Trust is already in liquidation, its shareholders’ consent was not required in connection with this transaction. On March 2, 2010, the funds that own Ridgewood Egypt received gross proceeds, prior to expenses, of $13 million; the gross proceeds allocated to the Trust totaled $1.8 million. A summary of the terms and conditions of the transaction is provided in a Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on December 21, 2009.

The transaction agreements did not give the purchasers any rights to post-closing claims for indemnification against NEH or any of the affiliated trusts. Under the transaction agreements, all parties mutually agreed to release each other from any and all claims they may have against each other. NEH and the Trust did not make any representation or warranties in the connection with the transaction.

Maine Hydro and US Hydro

In August 1996, the Trust and Ridgewood Electric Power Trust IV (“Trust IV”) formed Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and in December 1996, acquired a portfolio of hydro-electric facilities located in Maine from CHI Energy, Inc. The Trust and Trust IV owned equal interests in Maine Hydro.

From April 2000 through November 2002, the Trust and Growth Fund acquired hydro-electric generating facilities from Synergics, Inc. The Trust owned 29.2% and Growth Fund owned 70.8% of US Hydro.

On November 20, 2009, Maine Hydro and subsidiaries of US Hydro entered into a purchase and sale agreement and sold for cash, all of the assets of Maine Hydro and all of its equity interests in the US Hydro projects to KEI (USA) Power Management Inc. and certain of its subsidiaries (“KEI USA”), which are affiliated with Kruger Energy, Inc., a Canada-based international company. The total gross purchase price of the sale for Maine Hydro and US Hydro, including a post-closing adjustment made in 2010 for estimated working capital at the time of the sale, totaled $7.3 million and $5.4 million, respectively. The purchase price allocated to the Trust for the sale of Maine Hydro and US Hydro was $3.7 million and $1.6 million, respectively. US Hydro retained ownership of a note receivable totaling $1.1 million, which was assigned to the Trust and Growth Fund and was collected in full in February 2010, and various minor land parcels with an insignificant estimated fair value. A summary of the terms and conditions of the sale is provided in a Current Report on Form 8-K filed with the SEC on November 23, 2009.

The sellers gave a limited number of representations and warranties to the buyers in connection with the sale that are considered typical of such transactions. Should there be a breach of those representations and warranties, the buyers must first make a claim against an insurance policy purchased by the sellers for claims arising from any such breach. As of the date of such filing, the Trust is not aware of any such claims.

Indeck Maine

In June 1997, the Trust and Trust IV purchased equal portions of a preferred membership interest in Indeck Maine Energy, LLC, an Illinois limited liability company (“Indeck Maine”) that owned two electric power generating stations fueled by clean wood biomass at West Enfield and Jonesboro, both in Maine. Indeck Energy Services, Inc. (“IES”), an entity unaffiliated with the Trust, owned the remaining membership interest in Indeck Maine and was the seller in the June 1997 transaction.

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

On December 22, 2008, the Sellers completed the sale and transferred 100% of the membership interests in Indeck Maine to Covanta for an aggregate purchase price of $53.9 million, which includes a net working capital adjustment of $3.1 million as defined in the purchase and sale agreement, as amended, less estimated retention and vacation payments of $1.2 million relating to RPM staff based at the Indeck Maine facilities.

Insurance

The Trust has in place, either directly or through investee companies, insurance typical for activities such as those conducted by the Trust or its investee companies. These policies include property and casualty, business interruption, workman’s compensation and political risk insurance, which the Trust believes to be appropriate.

Employees

The Trust does not have employees. The activities of the Trust are performed either by employees of the Managing Shareholder or its affiliates, and, prior to the sale of REFI by employees of REFI.

Offices

The principal office of the Trust is located at 1314 King Street, Wilmington, Delaware, 19801 and its phone number is 302-888-7444. The Managing Shareholder’s principal office is located at 14 Philips Parkway, Montvale, New Jersey, 07645 and its phone number is 201-447-9000.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Information regarding the Trust’s properties is contained in Item 1. “Business”.

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

On March 20, 2007, Bergeron commenced a derivative action, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by the plaintiffs for an injunction. On February 29, 2008, the plaintiffs filed an amended complaint adding two additional investors, one in the Trust and one in Growth Fund, as additional plaintiffs. Discovery is ongoing and a trial date is currently scheduled for January 2011. While Bergeron is no longer a party to the derivative action, the other plaintiffs continue to pursue this matter.

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1.2 million. Discovery is ongoing and a trial date is currently scheduled for May 17, 2010. The costs and expenses of this litigation, including adverse judgments, if any, are being paid by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Trust’s Investor Shares.

Holders

As of February 28, 2010, there were 1,819 holders of Investor Shares.

Dividends

Trust distributions for the years ended December 31, 2009 and 2008 were as follows (in thousands, except per share data):

	2009	2008
Distributions to Investors	$18,191	$2,293
Distributions per Investor Share	19,500	2,458
Distributions to Managing Shareholder	76	9

The Trust anticipates making additional distributions to the holders of Investor Shares if it is determined that the Trust has cash in excess of amounts needed to satisfy its remaining liabilities and complete the liquidation process.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Trust’s Consolidated Financial Statements and Notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Trust’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Forward-Looking Statements” and elsewhere  in this Annual Report on Form 10-K.

Overview

The Trust is a Delaware trust formed on March 14, 1996 primarily to make investments in projects and businesses in the energy and infrastructure sectors both in the US and abroad. RRP, a New Jersey limited liability company, is the Managing Shareholder of the Trust and has direct and exclusive control over the management and operations of the Trust.

Historically, the Trust focused primarily on projects fueled by renewable sources of fuel and on water treatment facilities in remote locations serving hotel resort developments. These projects allowed the Trust to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2009, the Trust had one remaining operating investment, located in Egypt.

The Trust’s accompanying consolidated financial statements include the accounts of the Trust. The Trust’s consolidated financial statements also include the Trust’s 14.1% interest in NEH, which was sold on March 2, 2010. The Trust owned a 29.2% interest in US Hydro and 50% interest in Maine Hydro, which were sold in November 2009. Also, the Trust previously owned a 25% interest in Indeck Maine, which was sold in December 2008. All of the Trust’s investments were accounted for under the equity method of accounting, as the Trust had the ability to exercise significant influence but did not control the operating and financial policies of these investments.

On December 10, 2009, NEH entered into a sale and purchase agreement whereby, NEH would receive a return of a portion of its investments and simultaneously dispose of all of its interest in REFI. The transaction was subject to the approval by a majority of the shares held by shareholders of the Growth Fund and Egypt Fund, which was obtained on March 2, 2010.  Since the Trust is already in liquidation, its shareholders’ consent was not required in connection with this transaction. On March 2, 2010, the funds that own Ridgewood Egypt received gross proceeds, prior to expenses, of $13 million; the gross proceeds allocated to the Trust totaled $1.8 million. A summary of the terms and conditions of the transaction is provided in a Current Report on Form 8-K filed with the SEC on December 21, 2009.

On November 20, 2009, Maine Hydro and subsidiaries of US Hydro entered into a purchase and sale agreement and sold for cash, all of the assets of Maine Hydro and all of its equity interests in the US Hydro projects to KEI USA. The total gross purchase price of the sale for Maine Hydro and US Hydro, including a post-closing adjustment made in 2010 for estimated working capital at the time of the sale, totaled $7.3 million and $5.4 million, respectively. The purchase price allocated to the Trust for the sale of Maine Hydro and US Hydro was $3.7 million and $1.6 million, respectively. A summary of the terms and conditions of the sale is provided in a Current Report on Form 8-K filed with the SEC on November 23, 2009.

On December 22, 2008, the Trust sold its interests in Indeck Maine and the Trust’s Plan of Dissolution became effective. Under the Plan of Dissolution, the business of the Trust shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligation under the Exchange Act. The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of the date of this filing, the Trust has not been liquidated primarily due to on-going litigation discussed in Item 3. “Legal Proceedings”.

Liquidation Basis of Accounting

The consolidated financial statements for the period from January 1, 2008 to December 22, 2008, were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting, effective December 23, 2008. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. However, the Trust was not able to reasonably estimate the net realizable value of its investment in NEH, Maine Hydro and US Hydro. As a result, these investment assets were accounted for using the going concern basis of accounting. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs to be incurred in liquidation. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual costs and income may differ materially and adversely from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process may increase, reducing net assets available in liqidation.

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these financial statements, the Trust is required to make certain estimates and assumptions that affect the reported amounts of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the consolidated financial statements.

Results of Operations and Changes in Financial Condition

As the Trust adopted the liquidation basis of accounting effective December 23, 2008, any subsequent costs incurred and income received is included in consolidated statements of changes in net assets. During 2009, net assets in liquidation decreased by $20.4 million, from $21.6 million to $1.2 million, primarily due to $18.3 million in distribution to shareholders, $1.9 million loss from unconsolidated entities and $1.8 million in Management fees payable to the Managing Shareholder. Management fees payable represents the estimated amount that will be paid to the Managing Shareholder for the services it provides to the Trust through completion of the liquidation. In addition, 2009 net assets include adjustments to liquidation accruals of $0.7 million resulting from change in legal fees, accounting fees, insurance and severance expenses related to wind-down activities of the Trust, partially offset by gains of $2.5 million on sale of the Maine Hydro and US Hydro projects.

The consolidated statements of operations and the statement of cash flows are presented on a going concern basis of accounting and therefore only include results from January 1, 2008 to December 22, 2008 and as a result, no comparative discussion is presented.

Future Liquidity and Capital Resource Requirements

The Trust believes it has sufficient cash and cash equivalents to provide working capital for the next 12 months. The Trust intends to distribute excess cash to its shareholders after liquidating its assets and satisfying its liabilities.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commitments

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Trust, including the notes thereto and the report of the Trust’s Independent Registered Public Accounting Firm thereon, are presented beginning on page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Trust’s management, with the participation of the Trust’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Trust in reports filed pursuant to Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by the Trust is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust. The Trust’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management of the Trust, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management of the Trust used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, the Trust’s management concluded that as of December 31, 2009, the Trust’s internal controls over financial reporting were effective.

This Annual Report on Form 10-K does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Trust to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 62
President and Chief Executive Officer	2004
Robert E. Swanson, 63
Chairman	1997
Jeffrey H. Strasberg, 52
Executive Vice President and Chief Financial Officer	2007
Daniel V. Gulino, 49
Senior Vice President, General Counsel and Secretary	2000

Set forth below is the name of and certain biographical information regarding the executive officers of the Trust:

Randall D. Holmes has served as President and Chief Executive Officer of the Trust, the Managing Shareholder and other trusts and limited liability companies since January 2006 and served as Chief Operating Officer of the Trust, the Managing Shareholder and affiliated Ridgewood Power trusts and limited liability companies from January 2004 until January 2006. Prior to such time, Mr. Holmes served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Immediately prior to being appointed Chief Operating Officer, Mr. Holmes was counsel to Downs Rachlin Martin PLLC (“DRM”). DRM is one of the primary outside counsel to the Trust, the Managing Shareholder and its affiliates. Mr. Holmes is a graduate of Texas Tech University and the University of Michigan Law School. He is a member of the New York State Bar.

Robert E. Swanson has served as Chairman of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since their inception. From their inception until January 2006, Mr. Swanson also served as their Chief Executive Officer. Mr. Swanson is the controlling member of the Managing Shareholder, as well as Ridgewood Energy and Ridgewood Capital, affiliates of the Trust. Mr. Swanson has been President and registered principal of Ridgewood Securities since its formation in 1982, has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998 and has served as Chief Executive Officer of Ridgewood Energy since its inception in 1982. Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since May 2007. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated limited liability companies and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital trusts had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

Daniel V. Gulino has served as Senior Vice President and General Counsel of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since 2000 and was appointed Secretary in February 2007. Mr. Gulino also serves as Senior Vice President and General Counsel of Ridgewood Energy, Ridgewood Capital, Ridgewood Securities and affiliated trusts and limited liability companies and has done so since 2000. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law.

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

The Managing Shareholder also has been responsible for making investment and divestment decisions, subject to the provisions of the Declaration of Trust. The Managing Shareholder is obligated to pay the compensation of the personnel and administrative and service expenses necessary to perform the foregoing obligations. The Trust pays all other expenses of the Trust, including transaction expenses, valuation costs, expenses of preparing and printing periodic reports for shareholders and the SEC, postage for Trust mailings, SEC fees, interest, taxes, legal, accounting and consulting fees, litigation expenses and other expenses properly payable by the Trust. The Trust reimburses the Managing Shareholder for all such Trust expenses paid by the Managing Shareholder.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Trust’s executive officers and directors, and persons who own more than 10% of a registered class of the Trust’s equity securities, to file reports of ownership and changes in ownership with the SEC. During the past fiscal year, the Managing Shareholder believes that all filings required to be made by the Trust’s executive officers pursuant to Section 16(a) of the Exchange Act have been timely filed with the SEC. The Trust has no directors or 10% shareholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

During 2009 and 2008, the executive officers of the Trust did not receive compensation directly from the Trust or any of its subsidiaries. They provide managerial services to the Trust in accordance with the terms of the Trust’s Declaration of Trust and the Operating Agreement. The Managing Shareholder or affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder and other trusts managed by the Managing Shareholder and its affiliates.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of February 28, 2010 (no person owns more than 5%) by:

•	each executive officer of the Trust (there are no directors); and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 932.8877 Investor Shares outstanding at February 28, 2010. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	2.66	*
Robert E. Swanson, Chairman	.15	*
Executive officers as a group	2.81	*

*     Represents less than one percent.

(1)
Does not include a management share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder. The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Trust. The management rights of the Managing Shareholder are described in further detail in Item 1. “Business – Managing Shareholder”. The Managing Shareholder’s beneficial interest in cash distributions of the Trust and its allocable share of the Trust’s net profits and net losses and other items attributable to the management share are described in further detail below in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Trust’s Management Agreement, the Trust paid the Managing Shareholder an annual management fee of $2.3 million for each of the years ended December 31, 2009 and 2008, as compensation for the services the Managing Shareholder provides to the Trust, which was equal to 2.5% of the total contributed capital of the Trust. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

Under the Operating Agreement with the Trust, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the years ended December 31, 2009 and 2008, RPM charged the projects $0.4 million and $0.8 million, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2009 and 2008, RPM charged the projects $2.3 million and $21.4 million, respectively, for direct expenses allocated in proportion to the amount invested in projects managed. These charges may not be indicative of costs incurred if the projects were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 12% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. Distributions to the Managing Shareholder for the years ended December 31, 2009 and 2008 were $0.1 million and $9,000, respectively. The Trust has not yet reached Payout and is not expected to do so.

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

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Trust in liquidation, the Managing Shareholder is required to contribute to the capital of the Trust an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. In March 2009, the Managing Shareholder contributed $33,000 to the Trust, representing its negative tax basis capital account at December 31, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal independent registered public accounting firm, for the years ended December 31, 2009 and 2008 (in thousands).

	2009	2008

Audit fees	$200	$337
Tax fees1	61	56
Total	$261	$393

1	Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services.

Audit Committee Pre-Approval Policy

The Managing Shareholder pre-approves on an annual basis all audit and permitted non-audit services that may be performed by the Trust’s independent registered public accounting firm, including the audit engagement terms and fees, and also pre-approves any detailed types of audit-related and permitted tax services to be performed during the year. The Managing Shareholder pre-approves permitted non-audit services on an engagement-by-engagement basis. All of the services listed in the table above were pre-approved by the Managing Shareholder.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)           Consolidated Financial Statements

 See the Index to Consolidated Financial Statements on Page F-1 of this report.

(a)(2)           Consolidated Financial Statement Schedules

 Not applicable.

(a)(3)           Exhibits

Exhibits required by Section 601 of Regulation S-K:

Exhibit No.		Description

2.1
Purchase and Sale Agreement, dated November 20, 2009, by and between Ridgewood Maine Hydro Partners, L.P., subsidiaries of Ridgewood US Hydro Corporation and KEI(USA) Power Management Inc. and certain of its subsidiaries (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 23, 2009)

2.2
Agreement Regarding Representations and Warranties dated November 20, 2009, by and between Ridgewood Renewable Power, LLC, Ridgewood Maine Hydro Partners, L.P., subsidiaries of Ridgewood US Hydro Corporation and KEI(USA) Power Management Inc. and certain of its subsidiaries (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 23, 2009)

2.3
Sale and Purchase Agreement, dated December 10, 2009, by and between Ridgewood Near East Holdings LLC, RW Egyptian Holdings LLC, Ridgewood Egypt for Infrastructure LLC, Mr. Zaki Girges, El Orouba for Water Desalination S.A.E., Water Desal, LLC and EFG-Hermes Private Equity (incorporated by reference to Annex A to the Definitive Schedule 14A filed by the Registrant with the SEC on December 21, 2009)

2.4
Loan Agreement, dated December 10, 2009, by and between Ridgewood Egypt for Infrastructure LLC, Water Desal, LLC and Mr. Zaki Girges (incorporated by reference to Annex A to the Definitive Schedule 14A filed by the Registrant with the SEC on December 21, 2009)

2.5
Escrow Agreement, dated December 10, 2009, by and between Ridgewood Near East Holdings LLC, RW Egyptian Holdings LLC, Ridgewood Egypt for Infrastructure LLC, Mr. Zaki Girges, El Orouba for Water Desalination S.A.E., Water Desal, LLC and HSBC Bank Egypt SAE (incorporated by reference to Annex A to the Definitive Schedule 14A filed by the Registrant with the SEC on December 21, 2009)

2.6		Plan of Liquidation and Dissolution of Ridgewood Electric Power Trust V (incorporated by reference to Annex A to the Definitive Schedule 14A filed by the Registrant with the SEC on December 2, 2008)

2.7
Purchase and Sale Agreement, dated August 19, 2008, by and among Ridgewood Maine, L.L.C., Indeck Energy Services, Inc., Covanta Energy Corporation, and for certain limited purposes, Indeck Maine Energy, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on August 25, 2008)

2.8
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

10.13	#	Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on November 14, 2008)

10.14	#	Amendment to Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-Q filed by the Registrant with the SEC on November 6, 2009)

10.15	#
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

10.19	#
Deed of Waiver dated January 22, 2007 between Douglas R. Wilson and CLPE Holdings Limited relating to a bonus entitlement under The CLPE Holdings Management Incentive Plan (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of The Ridgewood Power Growth Fund filed with the SEC on August 17, 2007)

14		Code of Ethics, adopted on March 1, 2004 (incorporated by reference to Exhibit 14 of the Annual Report on Form 10-K filed by The Ridgewood Power Growth Fund with the SEC on March 1, 2006)

21	*	Subsidiaries of the Registrant

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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

RIDGEWOOD ELECTRIC POWER TRUST V

Date: March 31, 2010	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	President and Chief Executive Officer	March 31, 2010
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	March 31, 2010
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes	President and Chief Executive Officer of Managing Shareholder	March 31, 2010
Randall D. Holmes

RIDGEWOOD ELECTRIC POWER TRUST V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust V

We have audited the accompanying consolidated statements of net assets in liquidation (liquidation basis) of Ridgewood Electric Power Trust V (a Delaware trust) as of December 31, 2009 and 2008, and the related consolidated statements of changes in net assets in liquidation (liquidation basis) for the year ended December 31, 2009 and for the period from December 23, 2008 to December 31, 2008.  We also have audited the consolidated statements of operations and comprehensive income, changes in shareholders’ equity (deficit) and cash flows for the period from January 1, 2008 to December 22, 2008.  These consolidated financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 1 to the consolidated financial statements, the shareholders of Ridgewood Electric Power Trust V approved the sale of its interests in Indeck Maine and, as a result, the Trust’s plan of liquidation became effective on December 22, 2008 .  The Trust has changed its basis of accounting for periods subsequent to December 22, 2008 from the going-concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation (liquidation basis) of Ridgewood Electric Power Trust V and subsidiaries as of December 31, 2009 and 2008, the changes in their net assets in liquidation for the year ended December 31, 2009 and for the period from December 23, 2008 to December 31, 2008, the results of their operations and their cash flows for the period from January 1, 2008 to December 22, 2008  in conformity with accounting principles generally accepted in the United States of America applied on the bases  described in the preceding paragraph.

/s/ GRANT THORNTON LLP
Edison, New Jersey
March 31, 2010

RIDGEWOOD ELECTRIC POWER TRUST V
CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$2,024	$14,734
Unbilled receivables	-	466
Due from affiliates	-	3,148
Deposits	-	2,243
Prepaid expenses and other current assets	442	264
Total current assets	2,466	20,855
Investments	1,601	5,410

Total assets	$4,067	$26,265

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$861	$2,133
Due to affiliates	1,958	2,516

Total liabilities	$2,819	$4,649

Net assets in liquidation	$1,248	$21,616

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(in thousands)

		Period From
	Year Ended	December 23, 2008 to
	December 31, 2009	December 31, 2008

Net assets in liquidation, beginning of period	$21,616	$24,433
Decrease in cash and cash equivalents	-	(86)
Distribution to shareholders	(18,267)	-
Investment loss in unconsolidated entities	(1,929)	(7)
Gain on disposal of Maine Hydro	2,158	-
Gain on disposal of US Hydro	373
Management fee to Managing Shareholder	(1,775)	(2,332)
Settlement of litigation	(260)	-
Adjustment to liquidation accruals	(668)	(891)
Capital contribution due from Managing Shareholder	-	33
RPS Attributes produced, but not sold	-	466

Net assets in liquidation, end of year	$1,248	$21,616

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(Going Concern Basis)
(in thousands, except per share data)

Period From
January 1, 2008 to
December 22, 2008
Operating expenses:
General and administrative expenses	$1,282
Management fee to Managing Shareholder	2,332
Total operating expenses	3,614

Loss from operations	(3,614)

Other income (expense):
Equity in income of Maine Hydro	229
Equity in income of US Hydro	6
Equity in income of NEH	223
Equity in loss of Indeck Maine	(509)
Gain on disposal of Indeck Maine	7,190
Interest income, affiliates	475
Total other income, net	7,614

Net income	4,000

Foreign currency translation adjustment	(27)

Comprehensive income	$3,973

Managing Shareholder - Net income	$40
Investor Shareholders - Net income	3,960
Net income per Investor Share	4,245

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
PERIOD FROM JANUARY 1, 2008 TO DECEMBER 22, 2008
(Going Concern Basis)
(in thousands)

		Managing	Total
	Shareholders'	Shareholder	Shareholders'
	Equity	Deficit	Equity

Balance at December 31, 2007	$22,951	$(656)	$22,295
Net income	3,960	40	4,000
Foreign currency translation adjustment	(27)	-	(27)
Capital contributions	462	5	467
Cash distributions	(2,293)	(9)	(2,302)

Balance at December 22, 2008	$25,053	$(620)	$24,433

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
(in thousands)

Period From
January 1, 2008 to
December 22, 2008
Cash flows from operating activities:
Net income	$4,000
Adjustments to reconcile net income to net cash used in operating activities:
Gain on disposal of Indeck Maine	(7,190)
Interest income on notes receivable	(389)
Equity interest in (income) loss of:
Maine Hydro	(229)
US Hydro	(6)
NEH	(223)
Indeck Maine	509
Cash distributions from Maine Hydro	963
Cash distributions from US Hydro	389
Changes in operating assets and liabilities:
Deposits	(2,977)
Prepaid expenses and other current assets	(232)
Accounts payable and accrued expenses	1,099
Due to/from affiliates, net	430
Total adjustments	(7,856)
Net cash used in operating activities	(3,856)

Cash flows from investing activities:
Proceeds from disposal of Indeck Maine	14,086

Cash flows from financing activities:
Cash distributions to shareholders	(2,302)

Net increase in cash and cash equivalents	7,928
Cash and cash equivalents, beginning of year	6,892
Cash and cash equivalents, end of period	$14,820

Supplemental disclosure of noncash financing activities:
Noncash activity in connection with Indeck Maine sale:
Exchange of notes for membership units	$5,654
Distribution of Indeck Maine unbilled and other receivables	2,570
Distributions of deposits	573

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

1.   DESCRIPTION OF BUSINESS

Ridgewood Electric Power Trust V (the "Trust") is a Delaware trust formed on March 14, 1996. The Trust began offering shares in April 1996 and concluded its offering in April 1998. The objective of the Trust is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder” or “RRP”). Historically, the Trust focused primarily on independent power generation facilities, water desalinization plants and other infrastructure projects both in the US and abroad.

The Trust’s accompanying consolidated financial statements include the accounts of the Trust. The Trust’s consolidated financial statements also include the Trust’s 14.1% interest in Ridgewood Near East Holding LLC (“NEH”), which was sold on March 2, 2010. The Trust owned a 29.2% interest in Ridgewood US Hydro Corporation (“US Hydro”) and 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”), which were sold in November 2009. Also, the Trust previously owned a 25% interest in Indeck Maine Energy, LLC (“Indeck Maine”), which was sold in December 2008. All of the Trust’s investments were accounted for under the equity method of accounting, as the Trust had the ability to exercise significant influence but did not control the operating and financial policies of these investments.

See Note 4, for detail discussion on sale of the Trust’s investments mentioned above.

On December 22, 2008, the Trust sold its interests in Indeck Maine and the Plan of Liquidation and Dissolution of Ridgewood Electric Power Trust V (the “Plan of Dissolution”) became effective.  Under the Plan of Dissolution, the business of the Trust shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligation under the Securities Exchange Act of 1934, as amended. The Trust is required to make adequate provisions to satisfy its known and unknown liabilities, which could substantially delay or limit the Trust’s ability to make future distributions to shareholders. The process of accounting for the Trust’s liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the Trust’s ability to make distributions in a timely manner.

The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of March 31, 2010, the Trust has not been liquidated primarily due to on-going litigation discussed in Item 3. “Legal Proceedings”.

The Managing Shareholder performed, or arranged for the performance of, the operation and maintenance of the projects invested in by the Trust and continues to perform the management and administrative services required for Trust operations. Among other services, the Managing Shareholder administers the accounts, including tax and other financial information, and handles relations with the shareholders. The Managing Shareholder also provides the Trust with office space, equipment and facilities and other services necessary for its operation.

The Trust has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and has made disclosure of a material subsequent event in Note 7.

 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The consolidated financial statements include the accounts of the Trust. All material intercompany transactions have been eliminated in consolidation.

The Trust uses the equity method of accounting for its investments in affiliates, which are 50% or less owned, as the Trust had the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Trust’s share of the earnings or losses of the affiliates is included in the consolidated financial statements.

The consolidated financial statements for the period from January 1, 2008 to December 22, 2008, were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting, effective December 23, 2008. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. However, the Trust was not able to reasonably estimate the net realizable value of its investment in NEH, Maine Hydro and US Hydro. As a result, these investment assets were accounted for using the going concern basis of accounting. The valuation of assets and liabilities requires management to make significant estimates and assumptions. Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs to be incurred in liquidation. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual costs and income may differ materially and adversely from these estimates.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

b) Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Trust to make estimates and assumptions that affect the reported amounts of the Trust’s assets, liabilities, revenues and expenses including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust evaluates its estimates of assets, including investments, and other current assets and recordable liabilities for litigation and other contingencies. The Trust bases its estimates and assumptions on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different circumstances or conditions.

c)  Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At December 31, 2009 and 2008, cash and cash equivalents exceeded federal insured limits by $1,758 and $14,372, respectively, all of which was invested either in US Treasury bills or money market accounts that invest primarily in US government securities.

d) Unbilled Receivables

Unbilled receivables represents the estimated realizable value of Renewable Portfolio Standards Attributes (“RPS Attributes”) distributed from Indeck Maine, for which revenue had been earned but for which no invoices had been generated under executed commitments as the certificates to be exchanged had not been issued by the appropriate regulatory body. The issuance of renewable certificates by the regulatory body only occurs once every three months.

e)  Fair Value of Financial Instruments

At December 31, 2009 and 2008, the carrying value of the Trust’s cash and cash equivalents, unbilled receivables, deposits, other current assets, accounts payable and accrued expenses, and other liabilities approximates their fair value due to their short-term nature.

f)  Foreign Currency Translation

The Egyptian pound is the functional currency of the Trust’s Egyptian subsidiary. The consolidated financial statements of the Trust’s foreign subsidiary are translated into US dollars. Assets and liabilities are translated into US dollars using the current exchange rate in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rate during the applicable reporting period. The cumulative foreign currency translation adjustment is a component of other comprehensive income.

g) Comprehensive Income

The Trust’s comprehensive income consists of net income and foreign currency translation adjustments.

h)  Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the net income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

i) Reclassifications

Certain items in previously issued consolidated financial statements have been reclassified for comparative purposes. This had no effect on net assets.

j)  Subsequent Events

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance regarding subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Trust adopted this guidance effective June 30, 2009, with no material impact on its consolidated financial statements. In February 2010, the FASB amended its previous guidance regarding subsequent events by removing the requirement for a registrant to disclose a date through which subsequent events have been evaluated.

k) FASB Accounting Standards Codification

In June 2009, the FASB announced the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental GAAP superseding existing codification from the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Effective September 30, 2009, the Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Trust adopted the Codification with no material impact on its consolidated financial statements.

3.     CHANGES IN NET ASSETS IN LIQUIDATION

The Trust initially applied the liquidation basis of accounting in its financial statements assuming that it would be liquidated by June 2010. Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs to be incurred in liquidation. However, the Trust was not able to reasonably estimate the net realizable value of its investment in NEH, Maine Hydro and US Hydro. As a result, these investment assets were accounted for using the going concern basis of accounting. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on Trust’s reported net assets in liquidation. Actual costs and income may differ materially and adversely from these estimates.  If there are delays in liquidating the Trust, actual costs incurred during the liquidation process may increase, reducing net assets available in liquidation. The following adjustments were made to the consolidated statements of changes in net assets for the year ended December 31, 2009.

Distribution to shareholders	$(18,267)
Investment loss in unconsolidated entities1	(1,929)
Gain on disposal of Maine Hydro and US Hydro	2,531
Settlement of litigation	(260)
Estimated management fees to be incurred during liquidation2	(1,775)
Estimated profession fees3	(305)
Other estimated liquidation costs4	(363)

$(20,368)

1	Includes Trust’s share of equity loss for NEH, Maine Hydro and US Hydro.
2	Management fees represent the estimated amount that will be paid to the Managing Shareholder for the services it provides to the Trust through completion of the liquidation.
3	Includes estimated legal and accounting fees expected to be incurred related to the wind-down activities of the Trust.
4	Primarily includes insurance and severance expenses related to wind-down activities of the Trust.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

4.   INVESTMENTS

Maine Hydro and US Hydro

In August 1996, the Trust and Ridgewood Electric Power Trust IV (“Trust IV”) formed Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and in December 1996, acquired a portfolio of hydro-electric facilities located in Maine from CHI Energy, Inc. The Trust and Trust IV owned equal interests in Maine Hydro.

From April 2000 through November 2002, the Trust and The Ridgewood Power Growth Fund (“Growth Fund”) acquired hydro-electric generating facilities from Synergics, Inc. The Trust owned 29.2% and Growth Fund owned 70.8% of US Hydro.

On November 20, 2009, Maine Hydro and subsidiaries of US Hydro entered into a purchase and sale agreement and sold for cash, all of the assets of Maine Hydro and all of its equity interests in the US Hydro projects to KEI (USA) Power Management Inc. and certain of its subsidiaries, which are affiliated with Kruger Energy, Inc., a Canada-based international company. The total gross purchase price of the sale for Maine Hydro and US Hydro, including a post-closing adjustment made in 2010 for estimated working capital at the time of the sale, totaled $7,293 and $5,409, respectively. The purchase price allocated to the Trust for the sale of Maine Hydro and US Hydro was $3,646 and $1,580, respectively. The Trust recorded a gain of $2,158 and $373 on the sale of Maine Hydro and US Hydro, respectively, in the accompanying consolidated statements of changes in net assets.

Summarized balance sheet data for Maine Hydro and US Hydro at December 31, 2008 is as follows:

Maine Hydro

Current assets	$1,583
Noncurrent assets	2,137
Total assets	$3,720

Current liabilities	$668
Partners' equity	3,052
Total liabilities and partners' equity	$3,720

Trust share of Maine Hydro equity	$1,526

US Hydro

Current assets	$796
Noncurrent assets	5,595
Total assets	$6,391

Current liabilities	$526
Noncurrent liabilities	648
Shareholders' equity	5,217
Total liabilities and shareholders' equity	$6,391

Trust share of US Hydro equity	$1,534

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Summarized statements of operations for Maine Hydro and US Hydro for the period from January 1, 2009 to November 20, 2009 and for the year ended December 31, 2008 is as follows:

Maine Hydro
	2009	2008
Revenues	$2,331	$5,473

Cost of revenues	2,089	3,104
Other expenses, net	1,094	1,860
Total expenses	3,183	4,964

Net (loss) income	$(852)	$509

Trust share of (loss) income in Maine Hydro	$(426)	$254

As the Trust adopted the liquidation basis of accounting, the Trust’s share of income in Maine Hydro is included in the accompanying consolidated statement of operations through December 22, 2008. The Trust’s share of Maine Hydro equity reflected above includes loss of $426 and income of $25 for the period ended November 20, 2009 and for the period from December 23, 2008 to December 31, 2008, respectively, which is included as a part of the investment loss in unconsolidated entities in the accompanying consolidated statements of changes in net assets.

US Hydro
	2009	2008
Revenues	$2,707	$3,806

Cost of revenues	657	2,677
Operating expenses	1,729	1,877
Other non-operating (expense) income, net	1,001	(711)
Total expenses	3,387	3,843

Net loss	$(680)	$(37)

Trust share of loss in US Hydro	$(199)	$(10)

As the Trust adopted the liquidation basis of accounting, the Trust’s share of loss in US Hydro is included in the accompanying consolidated statement of operations through December 22, 2008. The Trust’s share of US Hydro equity reflected above includes a loss of $199 and $16 for the period ended November 30, 2009 and for the period from December 23, 2008 to December 31, 2008, respectively, which is included as a part of the investment loss in unconsolidated entities in the accompanying consolidated statements of changes in net assets.

NEH

In 1999, the Trust and Growth Fund jointly formed and funded to develop electric power and water purification plants for resort hotels along the Red Sea in Egypt. In 2000, Growth Fund made additional investments and acquired majority ownership of NEH, which controls and owns all contractual rights to the ownership of Ridgewood Egypt for Infrastructure LLC (Egypt) (“REFI”). In 2001, the Ridgewood/Egypt Fund (“Egypt Fund”), an affiliate of Growth Fund and the Trust, made contributions to NEH in exchange for a noncontrolling interest.

In 2001, NEH, through REFI, formed a wholly-owned subsidiary and also purchased a 28% equity interest in Sinai For Environmental Services S.A.E. (“Sinai”). In February 2002, REFI made an additional investment to increase its ownership to 53% and gain control of Sinai. From 2006 through 2008, REFI acquired additional direct and indirect interests in Sinai, bringing its total ownership in Sinai to 75.9%. The Trust owns 14.1%, Growth Fund owns 68.1%, and Egypt Fund owns 17.8% of NEH. The assets of REFI are located in Egypt.

On December 10, 2009, NEH entered into a sale and purchase agreement whereby, NEH would receive a return of a portion of its investments and simultaneously dispose of all of its interest in REFI for cash to Mr. Zaki Girges, the general manager of REFI and El Orouba for Water Desalination S.A.E., an Egyptian joint stock company (“El Orouba”) owned by Mr. Girges and his family. The transaction was subject to the approval by a majority of the shares held by shareholders of the Growth Fund and Egypt Fund, which was obtained on March 2, 2010, as discussed in Note 7.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Summarized balance sheet data for NEH at December 31, 2009 and 2008 is as follows:

	2009	2008
Current assets	$5,701	$4,123
Noncurrent assets	9,931	22,108
Total assets	$15,632	$26,231

Current liabilities	$1,642	$6,053
Noncurrent liabilities	2,635	3,512
Members' equity	11,355	16,666
Total liabilities and members' equity	$15,632	$26,231

Trust share of NEH equity	$1,601	$2,350

Summarized statements of operations data for NEH for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Revenues	$13,178	$13,200

Cost of revenues	8,416	8,206
Impairment of property, plant and equipment	11,366	-
Other expenses, net	2,648	3,525
Total expenses	22,430	11,731

Net (loss) income	$(9,252)	$1,469

Trust share of (loss) income in NEH	$(1,304)	$207

As the Trust adopted the liquidation basis of accounting, the Trust’s share of income in NEH is included in the accompanying consolidated statement of operations from January 1, 2008 to December 22, 2008. The Trust’s share of NEH equity reflected above includes a loss of $1,304 and $16 for the year ended December 31, 2009 and for the period from December 23, 2008 to December 31, 2008, respectively, which is included as a part of the investment loss in unconsolidated entities in the accompanying consolidated statements of changes in net assets.

NEH preformed an impairment test for the year ended December 31, 2009 for property, plant and equipment and noted that its carrying amount will likely not be recoverable. The triggering event for the impairment analyses was the expectation at the balance sheet date that it was more likely than not that REFI will be sold. NEH recorded an impairment charge of $11,186 since thecarrying amount of REFI assets exceeded the estimated proceeds from the sale of REFI. REFI recorded an additional impairment charge of approximately $180 in 2009 relating to certain idle facilities. The Trust's share of the impairment charge was included in equity loss in NEH in the accompanying consolidated statements of changes in net assets.

Indeck Maine

On December 22, 2008, Indeck Maine completed the sale and transferred 100% of the membership interests in Indeck Maine to Covanta Energy Corporation for an aggregate price of $53,858, which includes an estimated net working capital of $3,111 as defined in the purchase and sale agreement, as amended, less estimated retention and vacation payments of $1,162 relating to RPM staff based at the Indeck Maine facilities. The Trust recorded a gain of $7,190 on the sale of Indeck Maine in the accompanying consolidated statement of operations.

Immediately prior to the sale in 2008, Indeck Maine transferred to a wholly-owned subsidiary of Trust IV, specific accounts receivable, deposits and rights to future cash flows. As these amounts were collected, in accordance with an agreement between the Trust, Trust IV and Indeck Energy Services, Inc. (“IES”), 45% was distributed to IES, 27.5% distributed to the Trust and Trust IV retained the other 27.5%. During 2009, the entire amount due to the Trust and IES was distributed.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Summarized statement of operations data for Indeck Maine for the period from January 1, 2008 to December 22, 2008 is as follows:

Revenues	$37,421

Cost of revenues	35,776
Other expenses, net	2,105
Total expenses	37,881

Net loss	$(460)

Trust share of loss in Indeck Maine	$(509)

During the second quarter of 2008, management fees due to IES’ board members totaling $933 was forgiven by the members. Indeck Maine has recorded this forgiveness as a capital contribution. The Trust and Trust IV have each recorded this forgiveness as a deemed capital contribution of $467.

The Trust assigned the excess purchase price over the net assets acquired to fixed assets. The Trust depreciated the fixed assets over their remaining useful lives using the unit of production method. Depreciation expense of $279 for the year ended December 31, 2008, was included in the equity loss from Indeck Maine in the accompanying consolidated statement of operations.

5.   COMMITMENTS AND CONTINGENCIES

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

On March 20, 2007, Bergeron commenced a derivative action, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by the plaintiffs for an injunction. On February 29, 2008, the plaintiffs filed an amended complaint adding two additional investors, one in the Trust and one in Growth Fund, as additional plaintiffs. Discovery is ongoing and a trial date is currently scheduled for January 2011. While Bergeron is no longer a party to the derivative action, the other plaintiffs continue to pursue this matter.

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and a trial date is currently scheduled for May 17, 2010. The costs and expenses of this litigation, including adverse judgments, if any, are being paid by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

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

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

6.   TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement (“Management Agreement”).  Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services and office space to the Trust. The Trust paid the Managing Shareholder an annual management fee of $2,332 for each of the years ended December 31, 2009 and 2008, as compensation for the services the Managing Shareholder provides to the Trust, which was equal to 2.5% of the total contributed capital of the Trust. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance.

Under the Operating Agreement with the Trust, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. During the years ended December 31, 2009 and 2008, RPM charged the projects $406 and $827, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2009 and 2008, RPM charged the projects $2,292 and $21,441, respectively, for direct expenses allocated in proportion to the amount invested in projects managed. These charges may not be indicative of costs incurred if the projects were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 12% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. For the years ended December 31, 2009 and 2008, the Managing Shareholder received a distribution of $76 and $9, respectively. The Trust has not yet reached Payout and is not expected to do so.

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

RRP owns 2.66 Investor Shares of the Trust. The Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights and rights to distributions of cash flow.

The Trust records short-term payables to and receivables from certain of its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees, do not bear interest. At December 31, 2009 and 2008, the Trust had outstanding receivables and payables as follows:

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

	Due From	Due To
	2008	2009	2008

Ridgewood Power Management LLC	$-	$18	$25
Ridgewood Renewable Power LLC	43	1,790	2,332
Growth Fund	-	150	121
Maine Hydro	-	-	38
Trust IV	2,570	-	-
NEH	309	-	-
Other affiliates	226	-	-
Total	$3,148	$1,958	$2,516

7.   SUBSEQUENT EVENT

On or about February 8, 2010, the Managing Shareholder, on behalf of the Growth and Egypt Funds, solicited the approval of the Investor Shares for the sale of the Egypt business. The shareholders of both the funds approved the transaction and on March 2, 2010, the funds that own NEH received gross proceeds, prior to expenses, of $13,000; the gross proceeds allocated to the Trust totaled $1,833. The transaction agreements did not give the purchasers any rights to post-closing claims for indemnification against the NEH or any of the affiliated trusts. Under the transaction agreements, all parties mutually agreed to release each other from any and all claims they may have against each other. NEH and the Trust did not make any representation or warranties in the connection with the transaction.