Form 10-Q
period 2010-03-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2010-05-05
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of April 30, 2010, there were 932.8877 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,084	$2,024
Prepaid expenses and other current assets	112	442
Total current assets	3,196	2,466
Investment	-	1,601

Total assets	$3,196	$4,067

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$764	$861
Due to affiliates	1,580	1,958

Total liabilities	$2,344	$2,819

Net assets in liquidation	$852	$1,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands, except per share data)

Three Months Ended
March 31, 2010

Net assets in liquidation, beginning of year	$1,248
Investment income in unconsolidated entities	44
Loss on disposal of REFI	(15)
Adjustment to estimated management fees to be incurred during liquidation	(375)
Adjustment to liquidation accruals	(50)

Net assets in liquidation, end of period	$852

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

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust. The Trust’s condensed consolidated financial statements also include the Trust’s 14.1% interest in Ridgewood Near East Holding LLC (“NEH”), which is accounted for under the equity method of accounting, as the Trust had the ability to exercise significant influence but did not control the operating and financial policies of the investment.

On March 2, 2010, NEH sold its interests in its wholly-owned subsidiary, Ridgewood Egypt for Infrastructure LLC (Egypt) (“REFI”), the final operating asset of the Trust, as further discussed in Note 4.

On December 22, 2008, the Trust’s Plan of Liquidation and Dissolution of Ridgewood Electric Power Trust V (the “Plan of Dissolution”) became effective. Under the Plan of Dissolution, the business of the Trust shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligation under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Trust is required to make adequate provisions to satisfy its known and unknown liabilities, which could substantially delay or limit the Trust’s ability to make future distributions to shareholders. The process of accounting for the Trust’s liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the Trust’s ability to make distributions in a timely manner.

The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of May 5, 2010, the Trust has not been liquidated primarily due to on-going litigation discussed in Note 6.

The Trust has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that except for the distribution of $466 made on April 15, 2010, to the holders of investor shares of beneficial interest (“Investor Shares”), there were no additional events or transactions that require adjustment to, or disclosure in the notes to, the condensed consolidated financial statements.

2.             BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments that are necessary for a fair presentation of the consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010 (the “2009 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2009 Form 10-K.

Upon the effectiveness of the Trust’s Plan of Dissolution on December 23, 2008, the Trust prepared its consolidated financial statements on liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. However, prior to their respective sales, the Trust was not able to reasonably estimate the net realizable value of its investments. As a result, investment assets were accounted for using the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. The valuation of assets and liabilities requires management to make significant estimates and assumptions. Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs to be incurred in liquidation. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

3.             CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At March 31, 2010, bank balances exceeded federal insured limits by $2,768, all of which was invested either in US Treasury bills or money market accounts that invest solely in US government securities.

4.             INVESTMENT

The Trust owns 14.1%, The Ridgewood Power Growth Fund (“Growth Fund”) owns 68.1%, and the Ridgewood/Egypt Fund (“Egypt Fund”) owns 17.8% of NEH. On December 10, 2009, NEH entered into a sale and purchase agreement whereby, NEH received a return of a portion of its investments and simultaneously disposed of all of its interest in REFI for cash. On or about February 8, 2010, the Managing Shareholder, on behalf of the Growth Fund and the Egypt Fund, solicited the approval of the Investor Shares for the sale of the Egypt business. The shareholders of both the Growth Fund and the Egypt Fund approved the transaction and on March 2, 2010, NEH received gross proceeds, prior to expenses, of $13,000; of which $1,833 was allocated to the Trust. The Trust recorded a loss of $15 on the disposition of REFI, which is included in the accompanying consolidated statement of changes in net assets.

Summarized statements of operations data for NEH for the period from January 1, 2010 to March 2, 2010 and for the three months ended March 31, 2009 were as follows:

	2010	2009

Revenues	$1,939	$2,609

Gross profit	323	875

Income from operations	66	278

Net income	313	129

Trust share of income in NEH	44	18

5.             TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust records short-term payables to and receivables from certain of its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees, do not bear interest. At March 31, 2010 and December 31, 2009, the Trust had outstanding payables as follows:

	Due To
	2010	2009

Ridgewood Power Management LLC	$14	$18
Ridgewood Renewable Power LLC	1,566	1,790
Growth Fund	-	150

	$1,580	$1,958

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

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

On March 20, 2007, Bergeron commenced a derivative action on behalf of the Trust, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by the plaintiffs for an injunction. On February 29, 2008, the plaintiffs filed an amended complaint adding two additional investors, one in the Trust and one in Growth Fund, as the derivative plaintiffs. Discovery is ongoing through August 2010, and a trial is tentatively planned for January 2011, although no specific trial date has been scheduled. While Bergeron is no longer a party to the derivative action, the other plaintiff representatives continue to pursue this matter.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the Trust as of March 31, 2010 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report as well as the consolidated financial statements, notes and other supplemental information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2009 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•
possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust, including, without limitation, settlement of the Trust’s liabilities and obligations, and the outcome of the matters described in Part I, Item 1, Note 6. “Commitments and Contingencies” of this report,

•	costs incurred in connection with the carrying out of the plan of liquidation and dissolution of the Trust, and
•	the actual timing of the completion of the liquidation process, including the amount and timing of any liquidating distributions.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in this report and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Trust’s 2009 Form 10-K. Any forward-looking statement that the Trust makes, speaks only as of the date of this report. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Liquidation Basis of Accounting

Upon the effectiveness of the Trust’s Plan of Dissolution on December 23, 2008, the Trust prepared its consolidated financial statements on liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. However, prior to their respective sales, the Trust was not able to reasonably estimate the net realizable value of its investments. As a result, investment assets were accounted for using the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs to be incurred in liquidation. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process may increase, reducing net assets available in liquidation.

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s condensed consolidated financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions that affect the reported amount of the Trust’s assets, liabilities, revenues and expenses including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the condensed consolidated financial statements. No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2009 Form 10-K.

Results of Operations and Changes in Financial Condition

Net assets in liquidation decreased from $1.2 million at December 31, 2009 to approximately $0.8 at March 31, 2010, primarily due to an adjustment made to the estimated management fees payable to the Managing Shareholder.

Future Liquidity and Capital Resource Requirements

The Trust believes it has sufficient cash and cash equivalents to provide working capital for the next 12 months. The Trust intends to distribute excess cash to its shareholders after liquidating its assets and satisfying its liabilities. In April 2010, the Trust made a distribution of $0.5 million to the holders of Investor Shares.

Off-Balance Sheet Arrangements and Contractual Obligations

The Trust has no off-balance sheet arrangements as of date of this report.

In April 2005, NEH agreed to a settlement with a consultant, whereby NEH was required to make quarterly payments of $30,000 for as long as the Egypt projects remained operational. At the time of the sale of Egypt business, the total amount payable to the consultant was recorded at $0.8 million, which was subsequently adjusted to $0.5 million, per the terms of the settlement agreement. The difference of $0.3 million was written-off and the Trust included its share of the write-off in the equity income of NEH, which is included in the accompanying condensed consolidated statement of changes in net assets. In addition, in November 2003, NEH agreed to a settlement with a consultant, whereby NEH made a single payment of $0.3 million and is required to make monthly installment payments of $8,000 until June 2013. The Trust has reflected its share of this liability, $0.1 million, as accrued expenses in the accompanying condensed consolidated statements of net assets at March 31, 2010.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Trust’s 2009 Form 10-K.

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

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

RIDGEWOOD ELECTRIC POWER TRUST V

Date: May 5, 2010	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2010	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)