Form 10-Q
period 2010-06-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2010-08-04
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
Yes ☐  No ☑

As of July 31, 2010, there were 932.8877 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,960	$2,024
Prepaid expenses and other current assets	106	442
Total current assets	2,066	2,466
Investment	-	1,601

Total assets	$2,066	$4,067

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$717	$861
Due to affiliates	1,313	1,958

Total liabilities	$2,030	$2,819

Net assets in liquidation	$36	$1,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE PERIOD ENDED JUNE 30, 2010
(Liquidation Basis)
(unaudited, in thousands, except per share data)

Net assets in liquidation at December 31, 2009	$1,248
Investment income in unconsolidated entities	44
Loss on disposal of REFI	(15)
Adjustment to estimated management fees to be incurred during liquidation	(375)
Adjustment to liquidation accruals	(50)
Net assets in liquidation at March 31, 2010	852

Distribution to shareholders	(466)
Estimated Special Litigation Committee expenses	(350)

Net assets in liquidation at June 30, 2010	$36

Distributions per Investor Share during six and three months ended June 30, 2010	$500

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

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust. The Trust owned a 14.1% interest in Ridgewood Near East Holding LLC (“NEH”), accounted for under the equity method of accounting.

On March 2, 2010, NEH sold its interests in its wholly owned subsidiary, Ridgewood Egypt for Infrastructure LLC (Egypt) (“REFI”), the final operating asset of the Trust, as further discussed in Note 4.

On December 22, 2008, the Trust’s Plan of Liquidation and Dissolution of Ridgewood Electric Power Trust V (the “Plan of Dissolution”) became effective. Under the Plan of Dissolution, the business of the Trust shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Trust is required to make adequate provisions to satisfy its known and unknown liabilities, which could substantially delay or limit the Trust’s ability to make future distributions to shareholders. The process of accounting for the Trust’s liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the amount or timing of any future distributions by the Trust.

The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of August 4, 2010, the Trust has not been liquidated primarily due to on-going litigation discussed in Note 6. The Managing Shareholder is unable to estimate when this litigation will be resolved and what financial impact the litigation will have on the Trust’s net assets.

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

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

3.     CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At June 30, 2010, cash and cash equivalents exceeded federal insured limits by $1,493, all of which was invested either in US Treasury bills or money market accounts that invest solely in US government securities.

4.     INVESTMENT

The Trust owned 14.1%, The Ridgewood Power Growth Fund (“Growth Fund”) owned 68.1%, and the Ridgewood/Egypt Fund (“Egypt Fund”) owned 17.8% of NEH. On December 10, 2009, NEH entered into a sale and purchase agreement whereby, NEH received a return of a portion of its investments and simultaneously disposed of all of its interest, in REFI for cash. In February 2010, the Managing Shareholder, on behalf of the Growth Fund and the Egypt Fund, solicited the approval of the Investor Shares for the sale of the Egypt business. The shareholders of both the Growth Fund and the Egypt Fund approved the transaction, and on March 2, 2010, NEH received gross proceeds, prior to expenses, of $13,000; of which $1,833 was allocated to the Trust. The Trust recorded a loss of $15 on the disposition of REFI, which is included in the accompanying consolidated statements of changes in net assets.

Summarized statements of operations data for NEH for the period from January 1, 2010 to March 2, 2010 and for the six and three months ended June 30, 2009 were as follows:

	Period Ended	Six Months Ended	Three Months Ended
	March 2, 2010	June 30, 2009	June 30, 2009

Revenues	$1,939	$5,947	$3,338

Gross profit	323	2,186	1,312

Income from operations	66	1,038	760

Net income	313	657	528

Trust share of income in NEH	44	92	75

5.     TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust records short-term payables to and receivables from certain of its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees, do not bear interest. At June 30, 2010 and December 31, 2009, the Trust had outstanding payables to affiliates, including estimated amounts that may be incurred while the Trust is in liquidation, as follows:

	Due To
	June 30,	December 31,
	2010	2009

Ridgewood Power Management LLC	$34	$18
Ridgewood Renewable Power LLC	1,279	1,790
Growth Fund	-	150

	$1,313	$1,958

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

On March 20, 2007, Bergeron commenced a derivative action on behalf of the Trust, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by the plaintiffs for an injunction. On February 29, 2008, the plaintiffs filed an amended complaint adding two additional investors, one in the Trust and one in Growth Fund, as the derivative plaintiffs. Discovery is ongoing and a trial is tentatively planned for January 2011, although no specific trial date has been scheduled. While Bergeron is no longer a party to the derivative action, the other plaintiff representatives continue to pursue this matter.

In May 2010, the Managing Shareholder formed a Special Litigation Committee comprised of two members independent of the Managing Shareholder, the Trust and Growth Fund. The charter of the committee is to perform an independent evaluation of the derivative action and, on behalf of the Trust and Growth Fund, make all trust decisions relative to the derivative action. The committee has retained counsel for the investigation and is in the process of reviewing documents and interviewing witnesses and has not yet completed its evaluation of the litigation. On June 7, 2010 the counsel for the Special Committee served a motion to stay further proceedings in the matter for four months after issuance of a court order on the motion to allow time for the Special Committee to complete its investigation and evaluation of the matter.  The Special Committee's request for the stay is being opposed by the plaintiffs' counsel and the Court has not yet ruled on the Special Committee's request for a stay.  The costs of the Special Committee are being borne by the Trust and the Growth Fund.

On August 16, 2006, the Trust and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Trust and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Trust and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Trust and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. In May 2010, this lawsuit was settled with no financial impact to the Trust.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the Trust as of June 30, 2010 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other information contained in this document. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other information included elsewhere in this report as well as the consolidated financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2009 Form 10-K.

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

Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs to be incurred in liquidation. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process may increase, reducing net assets available in liquidation and for future distributions to shareholders.

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

Results of Operations and Changes in Financial Condition

During the second quarter of 2010, net assets in liquidation decreased by $0.8 million to $36,000, due to $0.5 million in shareholders distributions and $0.3 million for estimated Special Litigation Committee expenses.

Future Liquidity and Capital Resource Requirements

The Trust believes it has sufficient cash and cash equivalents to provide working capital for the next 12 months. The Trust intends to distribute excess cash to its shareholders after liquidating its assets and satisfying its liabilities.

Off-Balance Sheet Arrangements and Contractual Obligations

The Trust has no off-balance sheet arrangements as of the date of this report.

In April 2005, NEH agreed to a settlement with a consultant, whereby NEH was required to make quarterly payments of $30,000 for as long as the Egypt projects remained operational. At the time of the sale of the Egypt business, the total amount payable to the consultant was recorded at $0.8 million, which was subsequently adjusted to $0.5 million, per the terms of the settlement agreement. The difference of $0.3 million was written-off and the Trust included its share of the write-off in the equity income of NEH, which is included in the accompanying condensed consolidated statements of changes in net assets. One half of this obligation was paid in May 2010 and the balance is to be paid in January 2011. In addition, in November 2003, NEH agreed to a settlement with a consultant, whereby NEH made a single payment of $0.3 million and is required to make monthly installment payments of $8,000 until June 2013. In May 2010, the Trust transferred its share of these liabilities, and the cash needed to satisfy them to the Managing Shareholder.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of developments regarding the Trust’s legal proceedings, see Note 6 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this report.

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

RIDGEWOOD ELECTRIC POWER TRUST V

Date: August 4, 2010	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2010	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)