Form 10-Q
period 2010-09-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2010-11-12
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
Yes ☐  No ☑

As of October 31, 2010, there were 932.8877 Investor Shares outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$660	$2,024
Prepaid expenses and other current assets	41	442
Due from affiliates	476	-
Total current assets	1,177	2,466
Investment	-	1,601

Total assets	$1,177	$4,067

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$403	$861
Due to affiliates	738	1,958

Total liabilities	$1,141	$2,819

Net assets in liquidation	$36	$1,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
(Liquidation Basis)
(unaudited, in thousands, except per share data)

Net assets in liquidation at December 31, 2009	$1,248
Investment income in unconsolidated entities	44
Loss on disposal of REFI	(15)
Adjustment to estimated future management fees to be incurred during liquidation	(375)
Adjustment to estimated liquidation accruals	(50)
Net assets in liquidation at March 31, 2010	852

Distribution to shareholders	(466)
Estimated Special Litigation Committee expenses	(350)
Net assets in liquidation at June 30, 2010	36

Adjustment to estimated future management fees to be incurred during liquidation	191
Adjustment to estimated liquidation accruals	191
Adjustment to estimated Special Litigation Committee expenses	(382)

Net assets in liquidation at September 30, 2010	$36

Distributions per Investor Share during nine months ended September 30, 2010	$500
Distributions per Investor Share during three months ended September 30, 2010	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.      DESCRIPTION OF BUSINESS

Ridgewood Electric Power Trust V (the "Trust") is a Delaware trust formed on March 14, 1996. The Trust began offering shares in April 1996 and concluded its offering in April 1998. Prior to the adoption of the Trust’s Plan of Dissolution (described below), the objective of the Trust was to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder” or “RRP”). Historically, the Trust focused primarily on independent power generation facilities, water desalinization plants and other infrastructure projects both in the US and abroad.

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

The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of November 12, 2010, the Trust has not been liquidated, primarily due to on-going litigation discussed in Note 6. The Managing Shareholder is unable to estimate when this litigation will be resolved and what financial impact the litigation will have on the Trust’s net assets.

The Trust has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the condensed consolidated financial statements.

2.      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments that are necessary for a fair presentation of the consolidated financial statements for the periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010 (the “2009 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2009 Form 10-K.

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

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

3.      CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At September 30, 2010, cash and cash equivalents exceeded federal insured limits by $167, all of which was invested either in US Treasury bills or money market accounts that invest solely in US government securities.

4.      INVESTMENT

The Trust owned 14.1%, The Ridgewood Power Growth Fund (“Growth Fund”) owned 68.1%, and the Ridgewood/Egypt Fund (“Egypt Fund”) owned 17.8% of NEH. On December 10, 2009, NEH entered into a sale and purchase agreement whereby NEH received a return of a portion of its investments and simultaneously disposed of all of its interest, in REFI for cash. In February 2010, the Managing Shareholder, on behalf of the Growth Fund and the Egypt Fund, solicited the approval of the Investor Shares for the sale of the Egypt business. The shareholders of both the Growth Fund and the Egypt Fund approved the transaction, and on March 2, 2010, NEH received gross proceeds, prior to expenses, of $13,000 of which $1,833 was allocated to the Trust. The Trust recorded a loss of $15 on the disposition of REFI, which is included in the accompanying consolidated statements of changes in net assets.

Summarized statements of operations data for NEH for the period from January 1, 2010 to March 2, 2010 and for the nine and three months ended September 30, 2009 were as follows:

	Period Ended	Nine Months Ended	Three Months Ended
	March 2, 2010	September 30, 2009	September 30, 2009

Revenues	$1,939	$9,732	$3,785

Gross profit	323	3,735	1,549

Income from operations	66	1,992	954

Net income	313	1,547	890

Trust share of income in NEH	44	218	126

5.      TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust records short-term payables to and receivables from its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees, do not bear interest. At September 30, 2010 and December 31, 2009, the Trust had outstanding receivables from and payables to affiliates, including estimated amounts that may be incurred while the Trust is in liquidation, as follows:

	Due From	Due To
	September 30,	September 30,	December 31,
	2010	2010	2009

Ridgewood Power Management LLC	$-	$221	$18
Ridgewood Renewable Power LLC	-	517	1,790
Growth Fund	476	-	150

	$476	$738	$1,958

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

6.      COMMITMENTS AND CONTINGENCIES

On December 30, 2005, an investor in the Trust and several affiliated entities, Paul Bergeron, on behalf of himself and as Trustee for the Paul Bergeron Trust (“Bergeron”), filed a Complaint in the Federal District Court in Massachusetts. The action was brought against, among others, the Managing Shareholder and persons who are, or were, officers of the Managing Shareholder. In June 2009, this lawsuit was settled with the Managing Shareholder making a payment to Bergeron and purchasing its interests in the Trust and other funds managed by the defendants. The amount of the settlement allocated to the Trust by the Managing Shareholder totaled $260.

On March 20, 2007, Bergeron commenced a derivative action on behalf of the Trust, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities was unfair, and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by Bergeron for an injunction. On February 29, 2008, an amended complaint was filed adding two additional investors, one in the Trust and one in Growth Fund, as the derivative plaintiffs. On October 6, 2010, the Superior Court allowed the plaintiffs to file a Second Amended Complaint adding a claim that the defendants breached fiduciary duties to the Trust and Growth Fund by forming affiliated funds to finance the expansion of underlying projects in which each of the Trust and Growth Fund had an interest rather than using alternative financing, which resulted in a misallocation of sale proceeds. Discovery is ongoing and a trial is tentatively planned for December 2011, although no specific trial date has been scheduled. While Bergeron is no longer a party to this derivative action, the other plaintiff representatives continue to pursue this matter.

In May 2010, the Managing Shareholder formed a Special Litigation Committee comprised of two members independent of the Managing Shareholder, the Trust and Growth Fund. The purpose of the committee, as stated in its charter (filed as Exhibit 99.1 to this Form 10-Q), is to perform an independent evaluation of the derivative action and make all decisions on behalf of the Trust and Trust V relative to the derivative action. The Special Litigation Committee has retained legal counsel and has reviewed documents and interviewed witnesses related to the litigation. On October 29, 2010, the Special Litigation Committee issued its report finding that, in the committee’s opinion, there is not sufficient evidence to support the plaintiffs’ allegations and the chance of the plaintiffs succeeding on the merits of the complaint to be extremely poor. The Special Litigation Committee concluded that the Trust and Growth Fund should move to have the complaint dismissed and the litigation ended. Counsel to the committee is currently preparing a motion to the Superior Court reflecting this conclusion. The plaintiffs have challenged the authority of the Special Litigation Committee, but the Superior Court has not ruled on the challenge. The costs of the Special Litigation Committee are being borne by the Trust and Growth Fund.  As of September 30, 2010, the Trust’s share of total estimated expenses relating to the Special Litigation Committee is approximately $900. The estimated expenses relating to the Special Litigation Committee do not include amounts, if any, that the Trust may be required to pay in settlement of, or upon an adverse judgment, regarding this matter.

The Trust may become subject to legal proceedings involving ordinary and routine claims related to its business activities. The ultimate legal and financial liability with respect to all such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to record additional litigation expense. While it is not possible to predict the outcome of the litigation discussed in this Note with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Trust, based on its evaluation of matters which are pending or asserted, the Trust’s management believes the disposition of such matters will not have a material adverse effect on the Trust’s financial condition.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Trust as of September 30, 2010 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other information contained in this document. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other information included elsewhere in this report as well as the consolidated financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2009 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties many of which may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•
possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust, including, without limitation, settlement of the Trust’s liabilities and obligations, and the outcome of the matters described in Part I, Item 1, Note 6. “Commitments and Contingencies” of this report,

•	costs incurred in connection with the carrying out of the plan of liquidation and dissolution of the Trust, including without limitation, the fees and expenses of the Special Litigation Committee,
• •
the actual timing of the completion of the liquidation process, including , without limitation, the timing of  resolution of the matters described in Part I, Item 1, Note 6. “Commitments and Contingencies” of this report, and the amount and timing of liquidating distributions, if any.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s condensed consolidated financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions that affect the reported amount of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the condensed consolidated financial statements. No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2009 Form 10-K.

Results of Operations and Changes in Financial Condition

Net assets for the third quarter ended September 30, 2010 was $36,000 which was comparable to net assets in the second quarter. During the third quarter, the estimated Special Litigation Committee expenses increased $0.4 million resulting from billings from the special committee being higher than estimated offset by decreases of $0.2 million each in estimated liquidation accruals and estimated future management fees to the Managing Shareholder.

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

In April 2005, NEH agreed to a settlement with a consultant, whereby NEH was required to make quarterly payments of $30,000 for as long as the Egypt projects remained operational. At the time of the sale of the Egypt business, the total amount payable to the consultant was recorded at $0.8 million, which was subsequently adjusted to $0.5 million, per the terms of the settlement agreement. The difference of $0.3 million was written-off and the Trust included its share of $39,000 in write-off in the equity income of NEH, which is included in the accompanying condensed consolidated statements of changes in net assets. One half of this obligation was paid in May 2010 and the balance of $0.2 million is to be paid in January 2011. In addition, in November 2003, NEH agreed to a settlement with another consultant, whereby NEH made a single payment of $0.3 million and is required to make monthly installment payments of $8,000 until June 2013. In May 2010, the Trust transferred its share of these liabilities of approximately $0.1 million, and the cash in the same amount to satisfy them to the Managing Shareholder.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of developments regarding the Trust’s legal proceedings, see Note 6 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this report.

ITEM 1A.  RISK FACTORS

Not required

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.		Description

99.1	*	Charter of Special Litigation Committee (incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q filed by The Ridgewood Power Growth Fund with the SEC on November 12, 2010).

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
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

RIDGEWOOD ELECTRIC POWER TRUST V

Date: November 12, 2010	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)