Form 10-K
period 2010-12-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2011-02-18
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

There is no market for the Investor Shares. The number of Investor Shares outstanding at January 31, 2011 was 932.8877.

FORM 10-K

PART I

Forward-Looking Statements

Certain statements discussed in Item 1. “Business”, Item 3. “Legal Proceedings”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the financial statements and related notes referred to in Item 8. “Financial Statements and Supplementary Data”, and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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
• •
the actual timing of the completion of the liquidation process, including, without limitation, the timing of the resolution of the matters described in Item 3. “Legal Proceedings” of this report, and the amount and timing of liquidating distributions, if any.

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

PART I

ITEM 1.  BUSINESS

Overview

Ridgewood Electric Power Trust V (the “Trust”) is a Delaware trust formed on March 14, 1996. The Trust began offering shares in April 1996 and concluded its offering in April 1998.  Historically, the Trust focused primarily on independent power generation facilities, water desalinization plants and other infrastructure projects both in the US and abroad. Prior to the adoption of the Trust’s Plan of Dissolution (described below), the objective of the Trust was to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation.

The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder” or “RRP”). As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

The Trust owned water desalinization plants located in Egypt and hydro-electric projects located in the US that were sold in March 2010 and November 2009, respectively, as discussed below.

On December 22, 2008, the Plan of Liquidation and Dissolution of Ridgewood Electric Power Trust V (the “Plan of Dissolution”) became effective. Under the Plan of Dissolution, the business of the Trust shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Trust is required to make adequate provisions to satisfy its known and unknown liabilities, which could substantially delay or limit the Trust’s ability to make future distributions to shareholders. The process of accounting for the Trust’s liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the amount or timing of any future distributions by the Trust.

There is no public market for investor shares of beneficial interest (“Investor Shares”) and one is not likely to develop. In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Trust’s Declaration of Trust (“Declaration of Trust”) and applicable federal and state securities laws.

Managing Shareholder

RRP, via a predecessor corporation, was founded in 1991 by Robert E. Swanson. As the Managing Shareholder, RRP has direct and exclusive control over the management of the Trust’s operations.

RRP performed, or arranged for the performance of, the operation and maintenance of the projects invested in by the Trust and continues to perform the management and administrative services required for Trust operations. Among other services, RRP administers the Trust’s accounts, including tax and other financial information, and handles relations with the Trust’s shareholders. RRP also provides the Trust with office space, equipment and facilities and provides other services necessary for its operation. Under the Plan of Dissolution, the Managing Shareholder has sole authority to dissolve, liquidate and terminate the Trust.

As compensation for its management services, the Managing Shareholder is entitled to (i) an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Trust’s shareholders, and (ii) a 20% interest in the cash distributions made by the Trust in excess of a certain threshold amount expressed in terms of shareholder returns, which has not been, and is not expected to be, achieved by the Trust. The Managing Shareholder is also entitled to receive reimbursement from the Trust for operating expenses incurred by the Trust, or on behalf of the Trust, and paid by RRP as the Managing Shareholder. RRP has arranged for administrative functions required to be performed for the Trust to be performed by an affiliate of RRP, Ridgewood Power Management LLC (“RPM”), at RPM’s cost. Those costs are reimbursed to RPM by the Trust. RRP also serves as the managing shareholder (or managing member as appropriate) of a number of affiliated funds and investment vehicles similar to the Trust and, through RPM, provides services to those entities similar to those provided to the Trust.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Trust.

Ridgewood Egypt

From 1999 through 2001, the Trust, Ridgewood Power Growth Fund (“Growth Fund”) and Ridgewood/Egypt Fund (“Egypt Fund”) formed and funded Ridgewood Near East Holdings LLC and its wholly-owned subsidiary, RW Egyptian Holdings LLC (collectively, “NEH”), to develop electric power and water desalinization plants for resort hotels along the Red Sea in Egypt. NEH controlled and owned all contractual rights to the ownership of Ridgewood Egypt for Infrastructure LLC (Egypt) (“REFI”). The Trust owned 14.1%, Growth Fund owned 68.1% and Egypt Fund owned 17.8% of NEH.

On March 2, 2010, NEH disposed of all of its interest in REFI for cash to Mr. Zaki Girges, the general manager of REFI, and El Orouba for Water Desalination S.A.E., an Egyptian joint stock company (“El Orouba”) owned by Mr. Girges and his family. NEH received gross proceeds, prior to expenses, of $13 million, of which $1.8 million was allocated to the Trust.

The transaction agreements did not give the purchasers any rights to post-closing claims for indemnification against NEH, the Trust, Growth Fund or Egypt Fund. Under the transaction agreements, all parties mutually agreed to release each other from any and all claims they may have against each other. Neither NEH, the Trust, Growth Fund, nor Egypt Fund made any representations or warranties to any party in connection with the transaction.

In December 2010, NEH was dissolved.

Maine Hydro and US Hydro

In August 1996, the Trust and Ridgewood Electric Power Trust IV (“Trust IV”) formed Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”) and in December 1996, acquired a portfolio of hydro-electric facilities located in Maine from CHI Energy, Inc. The Trust and Trust IV owned equal interests in Maine Hydro.

From April 2000 through November 2002, the Trust and Growth Fund acquired hydro-electric generating facilities from Synergics, Inc. These facilities were owned by US Hydro Corporation (“US Hydro”), which in turn was owned 29.2% by the Trust and 70.8% by Growth Fund.

On November 20, 2009, Maine Hydro and subsidiaries of US Hydro entered into a purchase and sale agreement and sold for cash, all of the assets of Maine Hydro and all of their respective equity interests in the US Hydro projects to KEI (USA) Power Management Inc. and certain of its subsidiaries (“KEI USA”), which are affiliated with Kruger Energy, Inc., a Canada-based international company. The total gross proceeds from the sale of Maine Hydro and US Hydro, including a post-closing adjustment made in January 2010 for working capital at the time of the sale, totaled $7.3 million and $5.4 million, respectively. The total gross proceeds allocated to the Trust from the sale of Maine Hydro and US Hydro was $3.7 million and $1.6 million, respectively. US Hydro retained ownership of a note receivable totaling $1.1 million, which was assigned to the Trust and Growth Fund, and various minor land parcels with an insignificant estimated fair value. The note receivable was collected in full in February 2010, and $0.3 million in proceeds were allocated to the Trust. The land parcels were disposed of in 2010 for no value.

There are no remaining payment obligations on the part of the Maine Hydro and subsidiaries of US Hydro or the buyers related to the sale of the Maine Hydro and US Hydro projects. The sellers gave a limited number of representations and warranties to the buyers in connection with the sale that are considered typical of such transactions. Should there be a breach of those representations and warranties, the buyers must first make a claim against an insurance policy purchased by the sellers for claims arising from any such breach. As of the date of the filing of this report, the Trust is not aware of any such claims.

In September 2010, Maine Hydro and US Hydro were dissolved and their remaining assets were distributed to the Trust, Trust IV and Growth Fund according to their respective ownership interests.

Insurance

The Trust has in place, either directly or, prior to the sale of its operating investments, through investee companies, insurance typical for activities such as those conducted by the Trust or its investee companies. These policies include property and casualty, business interruption, workman’s compensation and political risk insurance, which the Trust believes to be appropriate.

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

ITEM 1A.  RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

The Trust has divested itself of all its operating assets and no longer owns any properties.

ITEM 3.    LEGAL PROCEEDINGS

On March 20, 2007, the Paul Bergeron Trust (“Bergeron”) commenced a derivative action on behalf of the Trust, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities was unfair, and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by Bergeron for an injunction. On February 29, 2008, an amended complaint was filed adding two additional investors, one in the Trust and one in Growth Fund, as derivative plaintiffs. On October 6, 2010, the Superior Court allowed the plaintiffs to file a second amended complaint adding a claim that the defendants breached fiduciary duties to the Trust and Growth Fund by forming affiliated funds to finance the expansion of underlying projects in which each of the Trust and Growth Fund had an interest rather than using alternative financing, which resulted in a misallocation of sale proceeds. Discovery is ongoing and a trial is tentatively planned for December 2011, although no specific trial date has been scheduled. As previously reported, Bergeron is no longer a party to this derivative action; however the other plaintiffs continue to pursue this matter.

In May 2010, the Managing Shareholder formed a Special Litigation Committee comprised of two members independent of the Managing Shareholder, the Trust and Growth Fund. The purpose of the committee, as stated in its charter, is to perform an independent evaluation of the derivative action and make all decisions on behalf of the Trust and Growth Fund relative to the derivative action. The Special Litigation Committee has retained legal counsel and has reviewed documents and interviewed witnesses related to the litigation. On October 29, 2010, the Special Litigation Committee issued its report finding that, in the committee’s opinion, there is not sufficient evidence to support the plaintiffs’ allegations and the chance of the plaintiffs succeeding on the merits of the complaint to be extremely poor. The Special Litigation Committee concluded that the Trust and Growth Fund should move to have the complaint dismissed and the litigation ended. Counsel to the Special Litigation Committee has filed a motion to dismiss.  It is expected that a briefing schedule will be set in the near future. The plaintiffs have challenged the authority of the Special Litigation Committee, but the Superior Court has not ruled on the challenge. The costs of the Special Litigation Committee are being borne by the Trust and Growth Fund.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Trust’s Investor Shares and one is not expected to develop.

Holders

As of January 31, 2011, there were 1,831 holders of Investor Shares.

Dividends

Trust distributions for the years ended December 31, 2010 and 2009 were as follows (in thousands, except per share data):

	2010	2009
Distributions to Investors	$466	$18,191
Distributions per Investor Share	500	19,500
Distributions to Managing Shareholder	-	76

The Trust does not anticipate additional distributions until the Trust has completed the liquidation process, at which time, the Trust’s remaining cash, if any, will be distributed to the holders of Investor Shares.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Trust’s Audited Consolidated Financial Statements and Notes, which are included in this Annual Report on Form 10-K beginning on page F-1. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Trust’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

Overview

The Trust is a Delaware trust formed on March 14, 1996. Historically, the Trust focused primarily on independent power generation facilities, water desalinization plants and other infrastructure projects both in the US and abroad. RRP, a New Jersey limited liability company, is the Managing Shareholder of the Trust and has direct and exclusive control over the management and operations of the Trust.

The Trust’s accompanying consolidated financial statements include the accounts of the Trust and its former investments.  The Trust owned a 14.1% interest in NEH, which was sold in March 2, 2010. The Trust also owned a 29.2% interest in US Hydro and 50% interest in Maine Hydro, which were sold in November 2009.

On March 2, 2010, NEH sold its interests in its wholly owned subsidiary, REFI, for cash to Mr. Zaki Girges, the general manager of REFI, and El Orouba, which is owned by Mr. Girges and his family. NEH received gross proceeds, prior to expenses, of $13 million, of which $1.8 million was allocated to the Trust.

On November 20, 2009, Maine Hydro and subsidiaries of US Hydro entered into a purchase and sale agreement and sold for cash, all of the assets of Maine Hydro and all of their respective equity interests in US Hydro projects to KEI USA. The total gross proceeds from the sale of Maine Hydro and US Hydro, including a post-closing adjustment made in January 2010 for working capital at the time of the sale, totaled $7.3 million and $5.4 million, respectively. The total gross proceeds allocated to the Trust from the sale of Maine Hydro and US Hydro was $3.7 million and $1.6 million, respectively.

On December 22, 2008, the Trust’s Plan of Dissolution became effective. Under the Plan of Dissolution, the business of the Trust shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligations under the Exchange Act.  Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of the date of this filing, the Trust has not been liquidated, primarily due to on-going litigation discussed in Item 3. “Legal Proceedings”. The Managing Shareholder is unable to estimate when this litigation will be resolved and what financial impact the litigation will have on the Trust’s net assets and the timing or amount of any future distributions to shareholders.

Liquidation Basis of Accounting

Upon the effectiveness of the Trust’s Plan of Dissolution on December 23, 2008, the Trust adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs expected to be incurred during liquidation. On an ongoing basis, the Trust evaluates the estimates and assumptions that could have a significant impact on the Trust’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process would increase, reducing net assets available in liquidation and for future distributions to shareholders.

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

Results of Operations and Changes in Financial Condition

During 2010, net assets in liquidation decreased by $1.2 million to $36,000, primarily due to approximately $1.1 million in estimated Special Litigation Committee expenses, of which $1 million was paid in 2010, and $0.5 million in distribution to shareholders. This was partially offset by decreases of approximately $0.2 million each in adjustments to estimated liquidation accruals and estimated future management fees to the Managing Shareholder.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by September 30, 2011. If the liquidation of the Trust, including the resolution of the litigation discussed in Item 3 above, is not completed by that date, the actual expenses that the Trust will incur will likely increase.

During 2010, the Managing Shareholder collected approximately $1.4 million in management fees and permanently waived $0.9 million in management fees it had a right to collect under a management agreement between the Trust and the Managing Shareholder. In the future, the Managing Shareholder anticipates waiving additional management fees, though it is under no obligation to do so.

Future Liquidity and Capital Resource Requirements

The Trust believes that it has sufficient cash and cash equivalents to provide working capital for the next 12 months. The Trust intends to distribute excess cash, if any, to its shareholders after liquidating its remaining assets and satisfying its liabilities.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commitments

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of the Trust, including the notes thereto and the report of the Trust’s independent registered public accounting firm thereon, are presented beginning on page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Trust’s management, with the participation of the Trust’s Chief Executive and Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive and Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Trust in reports filed pursuant to Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by the Trust is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

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

Management of the Trust, including its Chief Executive and Financial Officer, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management of the Trust used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, the Trust’s management concluded that as of December 31, 2010, the Trust’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Trust’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Trust’s independent registered public accounting firm pursuant to SEC rules that permit the Trust to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2010, the officer positions of Chief Executive Officer and Chief Financial Officer were combined due to staffing reductions. Management has concluded that this potential lack of segregation of duties is not a significant deficiency due to the significantly reduced activities of the Trust as it is in the process of liquidation. As a result, the Trust’s Chief Executive and Financial Officer has concluded that there has been no change in the Trust's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Trust’s Managing Shareholder, RRP, was originally founded in 1991. The Managing Shareholder has very broad authority, including the authority to elect executive officers of the Trust.

Each of the executive officers of the Trust also serves in a similar capacity as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Robert E. Swanson, 64
Chairman	1997
Jeffrey H. Strasberg, 53
President and Chief Executive and Financial Officer	2007
Daniel V. Gulino, 50
Senior Vice President, General Counsel and Secretary	2000

Set forth below is the name of, and certain biographical information regarding the executive officers of the Trust:

Robert E. Swanson has served as Chairman of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since their inception. From their inception until January 2006, Mr. Swanson also served as their Chief Executive Officer. Mr. Swanson is the controlling member of the Managing Shareholder, as well as Ridgewood Energy Corporation (“Ridgewood Energy”), Ridgewood Capital Management LLC (“Ridgewood Capital”) and other affiliates of the Trust. Mr. Swanson has been President and registered principal of Ridgewood Securities Corporation (“Ridgewood Securities”) since its formation in 1982, has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998 and has served as Chief Executive Officer of Ridgewood Energy since its inception in 1982. Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since May 2007. In November 2010, Mr. Strasberg was also appointed to serve as President and Chief Executive Officer of the Trust, the Managing Shareholder and affiliated trusts. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated limited liability companies and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital trusts had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

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

Board of Directors and Board Committees

The Trust does not have its own board of directors or any board committees. The Trust relies upon the Managing Shareholder to perform the functions that a board of directors or its committees would otherwise perform. Officers of the Trust are not directly compensated by the Trust, and all compensation matters are addressed by the Managing Shareholder, as described in Item 11. “Executive Compensation”. Because the Trust does not maintain a board of directors and because officers of the Trust are compensated by the Managing Shareholder, the Managing Shareholder believes that it is appropriate for the Trust not to have a nominating, audit or compensation committee.

Special Litigation Committee

In May 2010, the Managing Shareholder, on behalf of the Trust and Growth Fund, formed a Special Litigation Committee to perform an independent evaluation of the derivative action against the Trust and Growth Fund discussed in Item 3. “Legal Proceedings” and to make all decisions on behalf of the Trust and Growth Fund relative to the derivative action. The Special Litigation Committee is comprised of two members who are not otherwise affiliated with the Trust, Growth Fund or the Managing Shareholder, or any affiliates thereof. There is no relationship between either of the Special Litigation Committee members and the Trust, Growth Fund or the Managing Shareholder that would preclude him from serving as an independent director of the Trust, Growth Fund or the Managing Shareholder under the NASDAQ Marketplace Rules. The two members of the committee are:

Mr. Grover C. Brown, 75, who is currently special counsel at the law firm of Gordon, Fournaris and Mammarella, P.A.  Mr. Brown served as Chancellor on the Delaware Court of Chancery from 1982 to 1985, served as Vice Chancellor from 1973 to 1982, and served as Judge in Delaware Family Court from 1971 to 1973. Prior to serving on the bench, Mr. Brown served as Deputy Attorney General of the State of Delaware from 1964 to 1967. The Managing Shareholder determined that Mr. Brown should serve as a member of the Special Litigation Committee based on his experience presiding over numerous cases involving shareholder derivative claims and special litigation committees.

Mr. Robert P. Wax, 62, who currently serves as an arbitrator and mediator of commercial, energy, construction and corporate matters with Charter Resolution LLC, an independent alternative dispute resolution firm owned by Mr. Wax. From 1998 to 2003, Mr. Wax headed the energy practice for LeBoeuf, Lamb, Greene & MacRae, L.L.P. in that firm's Connecticut office. Mr. Wax has also been Senior Vice President, Secretary and General Counsel of Northeast Utilities, a Fortune 500 Company. The Managing Shareholder determined that Mr. Wax should serve as a member of the Special Litigation Committee based on his experience as a general counsel of a power utility and his knowledge of arbitration and dispute resolution.

The members of the Special Litigation Committee are paid on a fixed contracted hourly rate plus out of pocket expenses, which are allocated between the Trust and Growth Fund by the Managing Shareholder.

Managing Shareholder

The Trust operates pursuant to the terms of a management agreement with the Managing Shareholder (“Management Agreement”). The Trust’s Management Agreement details how the Managing Shareholder is to render management, administrative and investment advisory services to the Trust. Specifically, the Managing Shareholder performs (or may arrange for the performance of) the management and administrative services required for the operation of the Trust. Among other services, the Managing Shareholder administers the Trust’s accounts and handles relations with Trust’s shareholders, provides the Trust with office space, equipment and facilities and provides other services necessary for its operation, and conducts the Trust’s relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required.

The Managing Shareholder also has been responsible for making investment and divestment decisions for the Trust, subject to the provisions of the Declaration of Trust. The Managing Shareholder is obligated to pay the compensation of the personnel, and the administrative and service expenses, necessary to perform the foregoing obligations. The Trust pays all other expenses of the Trust, including transaction expenses, valuation costs, expenses of preparing, printing and filing periodic reports for shareholders and the SEC, postage for Trust mailings, SEC filing fees, interest, taxes, legal, accounting and consulting fees, litigation expenses and other expenses properly payable by the Trust. The Trust reimburses the Managing Shareholder for all such Trust expenses that are paid by the Managing Shareholder.

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

Code of Ethics

In March 2004, the Managing Shareholder, for itself and for the Trust and its affiliates, adopted a Code of Ethics applicable to the principal executive officer, principal financial officer and principal accounting officer or controller (or any persons performing similar functions) of each such entity.  A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The Trust does not directly compensate its executives. Notwithstanding, the Managing Shareholder does not believe its compensation practices are likely to have a material adverse effect on the Trust. The Managing Shareholder believes that its compensation policies and practices do not encourage excessive risk taking.

During 2010 and 2009, the executive officers of the Trust did not receive compensation directly from the Trust or any of its subsidiaries. They provide managerial services to the Trust in accordance with the terms of the Trust’s Declaration of Trust and the Management Agreement. The Managing Shareholder, directly or through affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder and other trusts managed by the Managing Shareholder and its affiliates.

The Trust does, however, pay the Managing Shareholder a management fee under the Management Agreement, and the Managing Shareholder may determine to use a portion of the proceeds from the management fee to pay compensation to executive officers of the Trust. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information regarding Managing Shareholder compensation and payments to affiliated entities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of January 31, 2011 (no person owns more than 5% of the outstanding Investor Shares) by:

•	each executive officer of the Trust (there are no directors); and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to all Investor Shares shown as beneficially owned by that person. Percentage of beneficial ownership is based on 932.8877 Investor Shares outstanding at January 31, 2011. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	2.66	*
Robert E. Swanson, Chairman	.15	*
Executive officers as a group	2.81	*

*      Represents less than one percent.

(1)
Does not include a management share in the Trust representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder. The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Trust. The material management rights and obligations of the Managing Shareholder are described in further detail in Item 1. “Business – Managing Shareholder”. The Managing Shareholder’s beneficial interest in cash distributions of the Trust and its allocable share of the Trust’s net profits and net losses and other items attributable to the management share are described in further detail below in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Trust’s Management Agreement, the Trust is obligated to pay the Managing Shareholder an annual management fee of $2.3 million for each of the years ended December 31, 2010 and 2009, an amount equal to 2.5% of the total contributed capital of the Trust, as compensation for the services the Managing Shareholder provides to the Trust. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance. For the years ended December 31, 2010 and 2009, the Trust paid management fees of $1.4 million and $2.3 million, respectively. In the fourth quarter of 2010, the Managing Shareholder permanently waived $0.9 million of unpaid management fees and related interest. In the future, the Managing Shareholder anticipates waiving additional management fees, though it is under no obligation to do so.

Under an Operating Agreement with the Trust, RPM provided management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charged the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs were on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the years ended December 31, 2010 and 2009, RPM charged the Trust’s projects $11,000 and $0.4 million, respectively, for overhead items allocated in proportion to the amount invested in projects managed by RPM. In addition, for the years ended December 31, 2010 and 2009, RPM charged the Trust’s projects $35,000 and $2.3 million, respectively, for identifiable direct expenses. These charges may not be indicative of cost that would have been incurred if the projects were not operated by RPM. While in liquidation, RPM will continue to provide nominal administrative services to the Trust.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust, other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 12% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders, other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. The Managing Shareholder did not receive any distributions during 2010.  For the year ended December 31, 2009, the Managing Shareholder received $0.1 million in distributions. The Trust has not reached Payout and is not expected to do so.

The Trust’s income is allocated to the Managing Shareholder until the profits so allocated equal distributions to the Managing Shareholder. Thereafter, income is allocated among the shareholders, other than the Managing Shareholder, in proportion to their ownership of Investor Shares. If the Trust has net losses for a fiscal period, the losses are allocated 99% to the shareholders, other than the Managing Shareholder, and 1% to the Managing Shareholder, subject to certain limitations as set forth in the Declaration of Trust. Losses allocated to shareholders, other than the Managing Shareholder, are apportioned among them in proportion to their ownership of Investor Shares.

Under the terms of the Declaration of Trust, if the Adjusted Capital Account (as defined in the Declaration of Trust) of a shareholder, other than the Managing Shareholder, would become negative using General Allocations (as defined in the Declaration of Trust), losses and expenses will be allocated to the Managing Shareholder. Should the Managing Shareholder’s Adjusted Capital Account become negative, then any such items of income or gain will be allocated entirely to the Managing Shareholder until such time as the Managing Shareholder’s Adjusted Capital Account becomes positive. This mechanism does not change the allocation of cash distribution, as discussed above.

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Trust in liquidation, the Managing Shareholder is required to contribute to the capital of the Trust an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. As of December 31, 2010, no such contribution was required.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal independent registered public accounting firm, for the years ended December 31, 2010 and 2009 (in thousands).

	2010	2009

Audit fees	$58	$200
Tax fees	26	61
Total	$84	$261

Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services. For the years ended December 31, 2010 and 2009, the Trust did not incur any audit related fees.

Pre-Approval Policy and Procedures

The Trust does not have a board of directors or any board committees. The Trust relies upon the Managing Shareholder to perform the functions that a board of directors or its committees would otherwise perform. The Managing Shareholder pre-approves on an annual basis all audit services that may be performed by the Trust’s independent registered public accounting firm, including the audit engagement terms and fees, and also pre-approves any detailed types of audit-related and permitted tax services to be performed during the year. The Managing Shareholder pre-approves permitted non-audit services, if any, on an engagement-by-engagement basis. All services performed for the Trust by its independent registered public accounting firm during the 2010 and 2009 periods were pre-approved by the Managing Shareholder.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Consolidated Financial Statements

See the Index to Consolidated Financial Statements on Page F-1 of this report.

(a)(2)	Consolidated Financial Statement Schedules

Not applicable.

(a)(3)	Exhibits

Exhibits required by Section 601 of Regulation S-K:

Exhibit No.		Description

2.1		Plan of Liquidation and Dissolution of Ridgewood Electric Power Trust V (incorporated by reference to Annex G to the Registrant’s Definitive Proxy Statement filed with the SEC on December 2, 2008)

3	(i)(A)	Certificate of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998)

3	(i)(B)
Certificate of Amendment to the Certificate of Trust of the Registrant filed with Delaware Secretary of State on December 18, 2003 (incorporated by reference to the Annual Report on Form 10-K filed by the Registrant with the SEC on September 27, 2007)

3	(ii)(A)	Amended Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998)

3	(ii)(B)	Second Amendment to the Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998)

3	(ii)(C)	Third Amendment to the Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998)

3	(ii)(D)	First Amendment to the Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Definitive Schedule 14A filed with the SEC on November 5, 2001, SEC File No. 000-24143)

3	(ii)(E)	Amendment to the Declaration of Trust of the Registrant effective January 1, 2005 (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2005 filed by the Registrant with the SEC on September 27, 2007)

10.1	#	Management Agreement between the Trust and Managing Shareholders, dated April 12, 1996 (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998)

10.2	#	Amended and Restated Management Agreement between the Registrant and the Managing Shareholders made as of March 20, 2003 (incorporated by reference to the Annual Report on Form 10-K filed by the Registrant with the SEC on September 27, 2007)

14		Code of Ethics, adopted on March 1, 2004 (incorporated by reference to Exhibit 14 of the Annual Report on Form 10-K filed by The Ridgewood Power Growth Fund with the SEC on March 1, 2006)

31	*	Certification of Jeffrey H. Strasberg, Chief Executive and Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Jeffrey H. Strasberg, Chief Executive and Financial Officer of the Registrant

99.1	Charter of Special Litigation Committee (incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q filed by The Ridgewood Power Growth Fund with the SEC on November 12, 2010)

*             Filed herewith.

#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ELECTRIC POWER TRUST V

Date: February 18, 2011	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Jeffrey H. Strasberg	Chief Executive and Financial Officer	February 18, 2011
Jeffrey H. Strasberg	(Principal Executive, Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Jeffrey H. Strasberg	Chief Executive and Financial Officer of Managing Shareholder	February 18, 2011
Jeffrey H. Strasberg

RIDGEWOOD ELECTRIC POWER TRUST V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust V

We have audited the accompanying consolidated statements of net assets in liquidation (liquidation basis) of Ridgewood Electric Power Trust V (a Delaware trust) as of December 31, 2010 and 2009, and the related consolidated statements of changes in net assets in liquidation (liquidation basis) for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation (liquidation basis) of Ridgewood Electric Power Trust V as of December 31, 2010 and 2009 and the changes in their net assets in liquidation (liquidation basis) for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Edison, New Jersey
February 18, 2011

RIDGEWOOD ELECTRIC POWER TRUST V
CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	December 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$440	$2,024
Prepaid expenses and other current assets	6	442
Total current assets	446	2,466
Investment	-	1,601

Total assets	$446	$4,067

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$231	$861
Due to affiliates	179	1,958

Total liabilities	$410	$2,819

Net assets in liquidation	$36	$1,248

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(in thousands)

	Year Ended December 31,
	2010	2009

Net assets in liquidation, beginning of year	$1,248	$21,616
Distributions to shareholders	(466)	(18,267)
Investment income (loss) in unconsolidated entities	44	(1,929)
Loss on disposal of REFI	(15)	-
Gain on disposal of Maine Hydro	-	2,158
Gain on disposal of US Hydro	-	373
Adjustment to estimated future management fee to be incurred during liquidation	155	(1,775)
Estimated Special Litigation Committee expenses	(1,047)	-
Adjustment to estimated liquidation accruals	117	(668)
Settlement of litigation	-	(260)

Net assets in liquidation, end of year	$36	$1,248

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

1.   DESCRIPTION OF BUSINESS

Ridgewood Electric Power Trust V (the "Trust") is a Delaware trust formed on March 14, 1996. The Trust began offering shares in April 1996 and concluded its offering in April 1998. The Trust has 932.8877 investor shares of beneficial interest (“Investor Shares”) outstanding. Prior to the adoption of the Trust’s Plan of Dissolution (described below), the objective of the Trust was to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder” or “RRP”). Historically, the Trust focused primarily on independent power generation facilities, water desalinization plants and other infrastructure projects both in the US and abroad.

The Trust’s accompanying consolidated financial statements include the accounts of the Trust and its former investments. Prior to March 2010, the Trust owned  14.1% interest in Ridgewood Near East Holding LLC (“NEH”) and prior to November 2009, the Trust also owned a 29.2% interest in Ridgewood US Hydro Corporation (“US Hydro”) and a 50% interest in Ridgewood Maine Hydro Partners, L.P. (“Maine Hydro”).

On March 2, 2010, NEH sold its interests in its wholly owned subsidiary, Ridgewood Egypt for Infrastructure LLC (Egypt) (“REFI”), the final operating asset of the Trust, as further discussed in Note 4.

NEH and Maine Hydro/US Hydro were dissolved in December 2010 and September 2010, respectively. See Note 4, for further discussion of the sale of Trust’s assets.

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

The Managing Shareholder performed, or arranged for the performance of, the operation and maintenance of the projects invested in by the Trust and continues to perform the management and administrative services required for Trust operations. Among other services, the Managing Shareholder administers the Trust’s accounts, including tax and other financial information, and handles relations with the Trust’s shareholders. The Managing Shareholder also provides the Trust with office space, equipment and facilities and provides other services necessary for its operation.

Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of February 18, 2011, the Trust has not been liquidated, primarily due to on-going litigation discussed in Note 5. The Managing Shareholder is unable to estimate when this litigation will be resolved and what financial impact the litigation will have on the Trust’s net assets and the timing or amount of any future distributions to shareholders.

Since December 22, 2008, the Trust has made distributions to its investors of $18,657, or $20,000 per Investor Share. The Trust does not anticipate making additional distributions until the Trust has completed the liquidation process. At that time, the Trust’s remaining cash, if any, will be distributed to holders of Investor Shares.

The Trust has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the consolidated financial statements.

 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The consolidated financial statements include the accounts of the Trust and its former investments. All material intercompany transactions have been eliminated in consolidation.

The consolidated financial statements for the years ended December 31, 2010 and 2009 were prepared on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions. Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs expected to be incurred in liquidation. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

b) Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Trust to make estimates and assumptions that affect the reported amounts of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust evaluates its estimates of assets and recordable liabilities for litigation and other contingencies. The Trust bases its estimates and assumptions on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different circumstances or conditions.

c)  Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At December 31, 2010 and 2009, cash and cash equivalents exceeded federal insured limits by $117 and $1,758, respectively, all of which was invested either in US Treasury bills or money market accounts that invest solely in US government securities.

d)  Fair Value of Financial Instruments

At December 31, 2010 and 2009, the carrying value of the Trust’s cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses approximates their fair value due to their short-term nature.

e)  Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the net income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

3.     CHANGES IN NET ASSETS IN LIQUIDATION

Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs expected to be incurred during liquidation. On an ongoing basis, the Trust evaluates the estimates and assumptions that could have a significant impact on Trust’s reported net assets in liquidation. Actual costs and income may differ materially and adversely from these estimates.  If there are delays in liquidating the Trust, actual costs incurred during the liquidation process would increase, reducing net assets available in liquidation and for future distribution to shareholders. The following adjustments were made to the consolidated statements of changes in net assets for the year ended December 31, 2010.

Net assets in liquidation at December 31, 2009	$1,248
Distributions to shareholders	(466)
Adjustment to estimated future management fees to be incurred during liquidation	155
Estimated Special Litigation Committee expenses1	(1,047)
Adjustment to estimated liquidation accruals	117
Investment income in unconsolidated entity2	44
Loss on disposal of REFI	(15)
Net assets in liquidation at December 31, 2010	$36

1 Represents expenses of approximately $1,000 already paid in 2010 and estimated to be paid to the Special Litigation Committee.
2 Includes Trust’s share of equity income for NEH from January 1, 2010 to March 2, 2010, date of sale of REFI.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by September 30, 2011. If the liquidation of the Trust, including the resolution of the litigation discussed in Note 5, is not completed by that date, the actual expenses that the Trust will incur will likely increase.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

4.   INVESTMENTS

NEH

The Trust owned 14.1%, The Ridgewood Power Growth Fund (“Growth Fund”) owned 68.1%, and the Ridgewood/Egypt Fund owned 17.8% of NEH.

On March 2, 2010, NEH disposed of all of its interest in REFI for cash to Mr. Zaki Girges, the general manager of REFI, and El Orouba for Water Desalination S.A.E., an Egyptian joint stock company owned by Mr. Girges and his family. NEH received gross proceeds, prior to expenses, of $13,000 of which $1,833 was allocated to the Trust. In March 2010, the Trust recorded a loss of $15 on the disposition of REFI, which was included in the accompanying consolidated statements of changes in net assets.

Summarized balance sheet data for NEH at December 31, 2009 was as follows:

Current assets	$5,701
Noncurrent assets	9,931
Total assets	$15,632

Current liabilities	$1,642
Noncurrent liabilities	2,635
Members' equity	11,355
Total liabilities and members' equity	$15,632

Trust share of NEH equity	$1,601

Summarized statements of operations data for NEH for the period from January 1, 2010 to March 2, 2010 and for the year ended December 31, 2009 was as follows:

	Period from
	January 1, 2010 to	Year Ended
	March 2, 2010	December 31, 2009

Revenues	$1,939	$13,178

Cost of revenues	1,617	8,416
Impairment of property, plant and equipment	-	11,366
Other expenses, net	9	2,648
Total expenses, net	1,626	22,430

Net income (loss)	$313	$(9,252)

Trust share of income (loss) in NEH	$44	$(1,304)

NEH preformed an impairment test for the year ended December 31, 2009 for property, plant and equipment and noted that its carrying amount for those assets would likely not be recoverable. The triggering event for the impairment analyses was the expectation at December 31, 2009 that it was more likely than not that REFI would be sold. NEH recorded an impairment charge of $11,186 since the carrying amount of REFI’s assets exceeded the estimated proceeds from the sale of REFI. REFI recorded an additional impairment charge of approximately $180 in 2009 relating to certain idle facilities. The Trust's share of the impairment charge was included in equity loss in NEH in the accompanying consolidated statements of changes in net assets.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Maine Hydro and US Hydro

The Trust and Ridgewood Electric Power Trust IV owned equal interests in Maine Hydro. The Trust owned 29.2% and Growth Fund owned 70.8% of US Hydro.

On November 20, 2009, Maine Hydro and subsidiaries of US Hydro entered into a purchase and sale agreement and sold for cash, all of the assets of Maine Hydro and all of their respective equity interests in US Hydro projects to KEI (USA) Power Management Inc. and certain of its subsidiaries, which are affiliated with Kruger Energy, Inc., a Canada-based international company. The total gross proceeds from the sale of Maine Hydro and US Hydro, including a post-closing adjustment made in January 2010 for working capital at the time of the sale, totaled $7,293 and $5,409, respectively. The purchase price allocated to the Trust for the sale of Maine Hydro and US Hydro was $3,646 and $1,580, respectively. The Trust recorded a gain of $2,158 and $373 on the disposition of Maine Hydro and US Hydro, respectively, in the accompanying consolidated statements of changes in net assets.

US Hydro retained ownership of a note receivable totaling $1,024, which was assigned to the Trust and Growth Fund, and various minor land parcels with an insignificant estimated fair value. The note receivable was collected in full in February 2010, and $299 in proceeds were allocated to the Trust. The land parcels were disposed of in 2010 for no value.

Summarized statements of operations for Maine Hydro and US Hydro for the period from January 1, 2009 to November 20, 2009 was as follows:

Maine Hydro

Revenues	$2,331

Cost of revenues	2,089
Other expenses, net	1,094
Total expenses	3,183

Net loss	$(852)

Trust share of loss in Maine Hydro	$(426)

US Hydro

Revenues	$2,707

Cost of revenues	657
Operating expenses	1,729
Other non-operating expenses, net	1,001
Total expenses	3,387

Net loss	$(680)

Trust share of loss in US Hydro	$(199)

5.   COMMITMENTS AND CONTINGENCIES

On March 20, 2007, the Paul Bergeron Trust (“Bergeron”) commenced a derivative action on behalf of the Trust, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities was unfair, and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by Bergeron for an injunction. On February 29, 2008, an amended complaint was filed adding two additional investors, one in the Trust and one in Growth Fund, as derivative plaintiffs. On October 6, 2010, the Superior Court allowed the plaintiffs to file a second amended complaint adding a claim that the defendants breached fiduciary duties to the Trust and Growth Fund by forming affiliated funds to finance the expansion of underlying projects in which each of the Trust and Growth Fund had an interest rather than using alternative financing, which resulted in a misallocation of sale proceeds. Discovery is ongoing and a trial is tentatively planned for December 2011, although no specific trial date has been scheduled. As previously reported, Bergeron is no longer a party to this derivative action; however the other plaintiffs continue to pursue this matter.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

In May 2010, the Managing Shareholder formed a Special Litigation Committee comprised of two members independent of the Managing Shareholder, the Trust and Growth Fund. The purpose of the committee, as stated in its charter, is to perform an independent evaluation of the derivative action and make all decisions on behalf of the Trust and Growth Fund relative to the derivative action. The Special Litigation Committee has retained legal counsel and has reviewed documents and interviewed witnesses related to the litigation. On October 29, 2010, the Special Litigation Committee issued its report finding that, in the committee’s opinion, there is not sufficient evidence to support the plaintiffs’ allegations and the chance of the plaintiffs succeeding on the merits of the complaint to be extremely poor. The Special Litigation Committee concluded that the Trust and Growth Fund should move to have the complaint dismissed and the litigation ended. Counsel to the Special Litigation Committee has filed a motion to dismiss.  It is expected that a briefing schedule will be set in the near future. The plaintiffs have challenged the authority of the Special Litigation Committee, but the Superior Court has not ruled on the challenge. The costs of the Special Litigation Committee are being borne by the Trust and Growth Fund.

6.   TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement with the Managing Shareholder (“Management Agreement”). Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and provides office space to the Trust. The Trust is obligated to pay the Managing Shareholder an annual management fee of $2,332 for each of the years ended December 31, 2010 and 2009, an amount equal to 2.5% of the total contributed capital of the Trust, as compensation for the services the Managing Shareholder provides to the Trust. The management fee is to be paid in monthly installments and, to the extent that the Trust does not pay the management fee on a timely basis, the Trust accrues interest at an annual rate of 10% on the unpaid balance. For the years ended December 31, 2010 and 2009, the Trust paid management fees of $1,458 and $2,332, respectively. In the fourth quarter of 2010, the Managing Shareholder permanently waived $874 of unpaid management fees and related interest. In the future, the Managing Shareholder anticipates waiving additional management fees, though it is under no obligation to do so.

Under an Operating Agreement with the Trust, an affiliate of RRP, Ridgewood Power Management LLC (“RPM”) provided management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charged the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs were on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the years ended December 31, 2010 and 2009, RPM charged the Trust’s projects $11 and $406, respectively, for overhead items allocated in proportion to the amount invested in projects managed by RPM. In addition, for the years ended December 31, 2010 and 2009, RPM charged the Trust’s projects $35 and $2,292, respectively, for identifiable direct expenses. These charges may not be indicative of cost that would have been incurred if the projects were not operated by RPM. While in liquidation, RPM will continue to provide nominal administrative services to the Trust.

Under the Trust’s Declaration of Trust (“Declaration of Trust”), the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Trust, other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders have received distributions in that year equal to 12% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholders is entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders, other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 20% of all remaining distributions of the Trust. The Managing Shareholder did not receive any distributions during 2010.  For the year ended December 31, 2009, the Managing Shareholder received $76 in distributions. The Trust has not reached Payout and is not expected to do so.

The Trust’s income is allocated to the Managing Shareholder until the profits so allocated equal distributions to the Managing Shareholder. Thereafter, income is allocated among the shareholders, other than the Managing Shareholder, in proportion to their ownership of Investor Shares. If the Trust has net losses for a fiscal period, the losses are allocated 99% to the shareholders, other than the Managing Shareholder, and 1% to the Managing Shareholder, subject to certain limitations as set forth in the Declaration of Trust. Losses allocated to shareholders, other than the Managing Shareholder, are apportioned among them in proportion to their ownership of Investor Shares.

Under the terms of the Declaration of Trust, if the Adjusted Capital Account (as defined in the Declaration of Trust) of a shareholder, other than the Managing Shareholder, would become negative using General Allocations (as defined in the Declaration of Trust), losses and expenses will be allocated to the Managing Shareholder. Should the Managing Shareholder’s Adjusted Capital Account become negative, then any such items of income or gain will be allocated entirely to the Managing Shareholder until such time as the Managing Shareholder’s Adjusted Capital Account becomes positive. This mechanism does not change the allocation of cash distributions, as discussed above.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Trust in liquidation, the Managing Shareholder is required to contribute to the capital of the Trust an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. As of December 31, 2010, no such contribution was required.

RRP owns 2.66 Investor Shares of the Trust. In addition, the Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights and rights to distributions of cash flow.

The Trust records short-term payables to and receivables from its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees owed to RRP, do not bear interest. At December 31, 2010 and 2009, the Trust had outstanding payables to affiliates, including estimated amounts that may be incurred while the Trust is in liquidation, as follows:

	Due To
	2010	2009

Ridgewood Power Management LLC	$17	$18
Ridgewood Renewable Power LLC	161	1,790
Growth Fund	-	150
Other affiliates	1	-
Total	$179	$1,958