Form 10-Q
period 2011-03-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2011-04-29
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of March 31, 2011, there were 932.8877 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$244	$440
Due from affiliates	6	-
Other current assets	12	6

Total assets	$262	$446

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$237	$231
Due to affiliates	-	179

Total liabilities	$237	$410

Net assets in liquidation	$25	$36

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

	Three Months Ended
	March 31, 2011	March 31, 2010
Net assets in liquidation, beginning of period	$36	$1,248
Adjustment to estimated Special Litigation Committee expenses	(165)	-
Adjustment to estimated future management fee to be incurred during liquidation	136	(375)
Investment income in unconsolidated entities	-	44
Loss on disposal of REFI	-	(15)
Other, net	18	(50)

Net assets in liquidation, end of period	$25	$852

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

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust. The Trust owned a 14.1% interest in Ridgewood Near East Holding LLC (“NEH”). On March 2, 2010, NEH sold its interests in its wholly owned subsidiary, Ridgewood Egypt for Infrastructure LLC (Egypt) (“REFI”), the final operating asset of the Trust, as further discussed in Note 4.

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

Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of April 29, 2011, the Trust has not been liquidated, primarily due to on-going litigation discussed in Note 5. The Managing Shareholder is unable to estimate when this litigation will be resolved and what financial impact the litigation will have on the Trust’s net assets and the timing or amount of any distributions to shareholders. The Trust does not anticipate any distributions until the Trust has completed the liquidation process, at which time, the Trust’s remaining cash, if any, will be distributed to its shareholders.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by September 30, 2011. If the liquidation of the Trust, including the resolution of the litigation discussed in Note 5, is not completed by that date, the actual expenses that the Trust will incur will likely increase.

The Trust estimates that it currently has sufficient cash balances to meet its known obligations for the next twelve months. Additionally, the Managing Shareholder anticipates waving a portion of management fees due to it, though it is under no obligation to do so.

The Trust has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the condensed consolidated financial statements.

2.      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments that are necessary for a fair presentation of the condensed consolidated financial statements for the periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011 (the “2010 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2010 Form 10-K.

Upon the effectiveness of the Trust’s Plan of Dissolution on December 23, 2008, the Trust began preparing its consolidated financial statements on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

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

3.      CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At March 31, 2011, cash and cash equivalents did not exceed federal insured limits.

4.      INVESTMENT

On March 2, 2010, NEH disposed of all of its interest in REFI for cash to Mr. Zaki Girges, the general manager of REFI, and El Orouba for Water Desalination S.A.E., an Egyptian joint stock company owned by Mr. Girges and his family. NEH received gross proceeds, prior to expenses, of $13,000 of which $1,833 was allocated to the Trust.

Summarized statements of operations data for NEH for the period from January 1, 2010 to March 2, 2010 was as follows:

Revenues	$1,939

Gross profit	323

Income from operations	66

Net income	313

Trust share of income in NEH	44

NEH was dissolved in December 2010.

5.      COMMITMENTS AND CONTINGENCIES

On March 20, 2007, the Paul Bergeron Trust (“Bergeron”) commenced a derivative action on behalf of the Trust, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities was unfair, and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by Bergeron for an injunction. On February 29, 2008, an amended complaint was filed adding two additional investors, one in the Trust and one in The Ridgewood Power Growth Fund (“Growth Fund”), as derivative plaintiffs. On October 6, 2010, the Superior Court allowed the plaintiffs to file a second amended complaint adding a claim that the defendants breached fiduciary duties to the Trust and Growth Fund by forming affiliated funds to finance the expansion of underlying projects in which each of the Trust and Growth Fund had an interest rather than using alternative financing, which resulted in a misallocation of sale proceeds. As previously reported, Bergeron is no longer a party to this derivative action; however the other plaintiffs continue to pursue this matter.  Discovery is ongoing, but is scheduled to be completed by June 10, 2011.  A pre-trial conference has been scheduled for September 2, 2011, and trial is set to begin on November 29, 2011.

In May 2010, the Managing Shareholder formed a Special Litigation Committee comprised of two members independent of the Managing Shareholder, the Trust and Growth Fund. The purpose of the committee, as stated in its charter, is to perform an independent evaluation of the derivative action and make all decisions on behalf of the Trust and Growth Fund relative to the derivative action. The Special Litigation Committee has retained legal counsel and has reviewed documents and interviewed witnesses related to the litigation. On October 29, 2010, the Special Litigation Committee issued its report finding that, in the committee’s opinion, there is not sufficient evidence to support the plaintiffs’ allegations and the chance of the plaintiffs succeeding on the merits of the complaint to be extremely poor. The Special Litigation Committee concluded that the Trust and Growth Fund should move to have the complaint dismissed and the litigation ended. Counsel to the Special Litigation Committee has filed a motion to dismiss. Oral argument on the motion to dismiss is set for July 20, 2011. The plaintiffs have challenged the authority of the Special Litigation Committee, but the Superior Court has not ruled on the challenge. The costs of the Special Litigation Committee are being borne by the Trust and Growth Fund.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Trust as of March 31, 2011 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other information contained in this document. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other information included elsewhere in this report as well as the consolidated financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2010 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties many of which may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•
possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust, including, without limitation, settlement of the Trust’s liabilities and obligations, and the outcome of the matters described in Part I, Item 1, Note 5. “Commitments and Contingencies” of this report,

•	costs incurred in connection with the carrying out of the plan of liquidation and dissolution of the Trust, including without limitation, the fees and expenses of the Special Litigation Committee,
•
the actual timing of the completion of the liquidation process, including, without limitation, the timing of the resolution of the matters described in Part I, Item 1, Note 5. “Commitments and Contingencies” of this report, and

•	the amount and timing of liquidating distributions, if any.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained elsewhere in this report and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Trust’s 2010 Form 10-K. Any forward-looking statement that the Trust makes, speaks only as of the date of this report. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Liquidation Basis of Accounting

Upon the effectiveness of the Trust’s Plan of Dissolution on December 23, 2008, the Trust began preparing its consolidated financial statements on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s condensed consolidated financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions that affect the reported amount of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the condensed consolidated financial statements. No material changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2010 Form 10-K.

Results of Operations and Changes in Financial Condition

Net assets at March 31, 2011 was $25,000, an $11,000 decrease from net assets at December 31, 2010 of $36,000. During the first quarter of 2011, estimated Special Litigation Committee expenses increased $165,000 resulting from billings from the special committee being higher than estimated, offset by a decrease of $136,000 in estimated future management fees to the Managing Shareholder to partially offset the impact of the increased special committee accruals.

During the quarter, the Trust’s cash balances decreased $196,000 as a result of payment of Trust liabilities, including the payment of management fees to the Managing Shareholder of $25,000 and payments to the Special Litigation Committee of $100,000.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by September 30, 2011. If the liquidation of the Trust, including the resolution of the litigation discussed in Part I, Item 5, Note 5 “Commitments and Contingencies” of this report, is not completed by that date, the actual expenses that the Trust will incur will likely increase.

Future Liquidity and Capital Resource Requirements

The Trust believes that it has sufficient cash and cash equivalents to provide working capital for the next 12 months. Additionally, the Managing Shareholder anticipates waving a portion of management fees due to it, though it is under no obligation to do so. The Trust intends to distribute excess cash, if any, to its shareholders after liquidating its remaining assets and satisfying its liabilities.

Off-Balance Sheet Arrangements and Contractual Obligations

None.

Commitments and Contingencies

For a discussion of litigation involving the Trust, see Note 5 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this report.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of developments regarding the Trust’s legal proceedings, see Note 5 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this report.

ITEM 1A.  RISK FACTORS

Not required

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.		Description

31	*	Certification of Jeffrey H. Strasberg, Chief Executive and Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Jeffrey H. Strasberg, Chief Executive and Financial Officer of the Registrant.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ELECTRIC POWER TRUST V

Date: April 29, 2011	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)