Form 10-Q
period 2011-06-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2011-08-12
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission File Number:   0-24143

RIDGEWOOD ELECTRIC POWER TRUST V
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3437351
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Delaware Avenue, #1112, Wilmington, DE	19801
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 31, 2011, there were 932.8877 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13	$440
Due from affiliates	100	-
Other current assets	12	6

Total assets	$125	$446

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$95	$231
Due to affiliates	20	179

Total liabilities	$115	$410

Net assets in liquidation	$10	$36

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010

Net assets in liquidation, beginning of period	$36	$1,248	$25	$852
Adjustment to estimated Special Litigation Committee expenses	(206)	(350)	(41)	(350)
Adjustment to estimated management fees to be incurred during liquidation	136	(375)	-	-
Investment income in unconsolidated entities	-	44	-	-
Loss on disposal of REFI	-	(15)	-	-
Distribution to shareholders	-	(466)	-	(466)
Other, net	44	(50)	26	-

Net assets in liquidation, end of period	$10	$36	$10	$36

Distributions per Investor Share	$-	$500	$-	$500

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

Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of August 12, 2011, the Trust has not been liquidated, primarily due to on-going litigation discussed in Note 5. The Managing Shareholder is unable to estimate when this litigation will be resolved and what financial impact the litigation will have on the Trust’s net assets and the timing of any distributions to shareholders. The Trust does not anticipate any distributions until the Trust has completed the liquidation process, at which time, the Trust’s remaining cash, if any, will be distributed to its shareholders.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by December 31, 2011. If the liquidation of the Trust, including the resolution of the litigation discussed in Note 5, is not completed by that date, the actual expenses that the Trust will incur will likely increase.

The Trust estimates that it currently has sufficient cash to meet its known obligations, primarily as the Managing Shareholder has agreed to pay fees and expenses associated with a Special Litigation Committee, if the Trust does not have the cash to do so. Additionally, the Managing Shareholder anticipates waving a portion of management fees due to it, though it is under no obligation to do so.

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

Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust began preparing its consolidated financial statements on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

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

3.      CASH AND CASH EQUIVALENTS

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At June 30, 2011, cash and cash equivalents did not exceed federal insured limits.

4.      INVESTMENT

On March 2, 2010, NEH disposed of all of its interest in REFI for cash to Mr. Zaki Girges, the general manager of REFI, and El Orouba for Water Desalination S.A.E., an Egyptian joint stock company owned by Mr. Girges and his family. NEH received gross proceeds, prior to expenses, of $13,000 of which $1,833 was allocated to the Trust.

Summarized statement of operations data for NEH for the period from January 1, 2010 to March 2, 2010 was as follows:

Revenues	$1,939

Gross profit	323

Income from operations	66

Net income	313

Trust share of income in NEH	44

5.      COMMITMENTS AND CONTINGENCIES

On March 20, 2007, the Paul Bergeron Trust (“Bergeron”) commenced a derivative action on behalf of the Trust, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities was unfair, and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by Bergeron for an injunction. On February 29, 2008, an amended complaint was filed adding two additional investors, one in the Trust and one in The Ridgewood Power Growth Fund (“Growth Fund”), as derivative plaintiffs. On October 6, 2010, the Superior Court allowed the plaintiffs to file a second amended complaint adding a claim that the defendants breached fiduciary duties to the Trust and Growth Fund by forming affiliated funds to finance the expansion of underlying projects in which each of the Trust and Growth Fund had an interest rather than using alternative financing, which allegedly resulted in a misallocation of sale proceeds. As previously reported, Bergeron is no longer a party to this derivative action; however the other plaintiffs continue to pursue this matter. Discovery recently ended. A pre-trial conference is scheduled for September 2, 2011 and trial set to begin on November 29, 2011.

In May 2010, the Managing Shareholder formed a Special Litigation Committee comprised of two members independent of the Managing Shareholder, the Trust and Growth Fund. The purpose of the committee, as stated in its charter, is to perform an independent evaluation of the derivative action and make all decisions on behalf of the Trust and Growth Fund relative to the derivative action. The Special Litigation Committee has retained legal counsel and has reviewed documents and interviewed witnesses related to the litigation. On October 29, 2010, the Special Litigation Committee issued its report finding that, in the committee’s opinion, there is not sufficient evidence to support the plaintiffs’ allegations and the chance of the plaintiffs succeeding on the merits of the complaint to be extremely poor. The Special Litigation Committee concluded that the Trust and Growth Fund should move to have the complaint dismissed and the litigation ended. Counsel to the Special Litigation Committee filed a motion to dismiss. The plaintiffs challenged the motion to dismiss, oral arguments were heard in July 2011, and the judge denied the motion to dismiss in early August 2011. The defendants anticipate that the court’s ruling will be appealed. The costs of the Special Litigation Committee are being borne by the Trust and Growth Fund.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Trust as of June 30, 2011 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other information included elsewhere in this report as well as the consolidated financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2010 Form 10-K.

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
•
whether, to what extent, and for how long, the Managing Shareholder will continue to waive management fees due to it under the Trust’s management agreement as well as the reimbursement of expenses of the Special Litigation Committee if the Fund is unable to,

•
the actual timing of the completion of the liquidation process, including, without limitation, any delay in the liquidation of the Trust as a result of the timing of the resolution of the matters described in Part I, Item 1, Note 5. “Commitments and Contingencies” of this report, and

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

Liquidation Basis of Accounting

Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust began preparing its consolidated financial statements on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s condensed consolidated financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions that affect the reported amount of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an ongoing basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the condensed consolidated financial statements. No significant changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2010 Form 10-K.

Results of Operations and Changes in Financial Condition

Net assets at June 30, 2011 totaled $10,000, a decrease of $15,000 from March 31, 2011. This decrease is primarily due to estimated Special Litigation Committee expenses being higher than previously estimated by $41,000, partially offset by a reduction in estimated future liquidation expenses.

During the quarter, the Trust’s cash balances decreased $231,000 to a balance at June 30, 2011 of $13,000, primarily as a result of payment of Trust liabilities, including payments to the Special Litigation Committee of $181,000. The Managing Shareholder did not charge any management fees during the quarter ended June 30, 2011, so year-to-date, 2011 management fees have totaled $25,000. At June 30, 2011, the Trust has accrued expenses relating to outstanding expenses of the Special Litigation Committee totaling $57,000. At June 30, 2011, based on an allocation of Special Litigation Committee expenses between the Trust and Growth Fund, the Trust recorded a $100,000 receivable from Growth Fund, which was collected in July 2011.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will now be completed by December 31, 2011. If the liquidation of the Trust, including the resolution of the litigation discussed in Part I, Item 1, Note 5 “Commitments and Contingencies” of this report, is not completed by that date, the actual expenses that the Trust will incur will likely increase.

Future Liquidity and Capital Resource Requirements

The Trust believes that it has, or has access to, sufficient working capital for the next 12 months. This conclusion is primarily based on the Managing Shareholder’s agreement to pay fees and expenses of the Special Litigation Committee, if the Trust does not have the cash to do so. Additionally, the Managing Shareholder anticipates waving a portion of management fees due to it, though it is under no obligation to do so. The Trust intends to distribute excess cash, if any, to its shareholders after liquidating its remaining assets and satisfying its liabilities. However, based on the expenses of the Special Litigation Committee being greater than previously estimated, it is possible that the liquidation and termination of the Trust will cost more than currently estimated, and therefore use the remainder of the Trust’s available liquidity. If that is the case, no further distributions will be made to the shareholders of the Trust.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

ITEM 4.  (REMOVED AND RESERVED)

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

RIDGEWOOD ELECTRIC POWER TRUST V

Date: August 12, 2011	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)