Form 10-Q
period 2011-09-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2011-11-14
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission File Number:   0-24143

RIDGEWOOD ELECTRIC POWER TRUST V
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3437351
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Delaware Avenue, #1112 Wilmington, DE	19801
(Address of Principal Executive Offices)	(Zip Code)

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

As of October 31, 2011, there were 932.8877 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$440
Other current assets	-	6

Total assets	$-	$446

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$-	$231
Due to affiliates	-	179

Total liabilities	$-	$410

Net assets in liquidation	$-	$36

The accompanying notes are an integral part of these condensed consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010

Net assets in liquidation, beginning of period	$36	$1,248	$10	$36
Adjustment to estimated Special Litigation Committee expenses	(231)	(732)	(10)	(382)
Adjustment to estimated management fees to be incurred during liquidation	136	(184)	-	191
Investment income in unconsolidated entities	-	44	-	-
Loss on disposal of REFI	-	(15)	-	-
Distribution to shareholders	-	(466)	-	-
Other, net	59	141	-	191

Net assets in liquidation, end of period	$-	$36	$-	$36

Distributions per Investor Share	$-	$500	$-	$-

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

The Trust’s accompanying condensed consolidated financial statements include the accounts of the Trust. The Trust owned a 14.1% interest in Ridgewood Near East Holding LLC (“NEH”). On March 2, 2010, NEH sold its interests in its wholly owned subsidiary, Ridgewood Egypt for Infrastructure LLC (Egypt) (“REFI”), the final operating asset of the Trust, as further discussed in Note 3.

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

Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of November 14, 2011, the Trust has not been liquidated, primarily due to on-going litigation discussed in Note 4. Since this litigation is a derivative suit brought on behalf of the Trust, it is possible that resolution of the litigation could result in a payment to the Trust. The Managing Shareholder is unable to predict when or how this litigation will be resolved or estimate what financial impact the litigation will have on the Trust’s net assets or the timing, likelihood or amount of any distributions to shareholders. The Trust does not anticipate any further distributions to shareholders until the Trust has completed the liquidation process. At that time, management expects that the Trust’s cash, if any, first would be used to satisfy any outstanding obligations of the Trust and then remaining cash, if any, would be distributed to its shareholders. The Trust currently has no cash or other assets and does not expect to have any cash with which to make further distributions to shareholders unless the Trust’s litigation results in a payment to the Trust.

For the purposes of the Trust’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Trust will be completed by December 31, 2011. If the liquidation of the Trust, including the resolution of the litigation discussed in Note 4, is not completed by that date, the actual expenses that the Trust will incur will likely increase.

The Trust believes that it currently has access to sufficient resources to meet its anticipated obligations, primarily as the Managing Shareholder has agreed to pay the fees and expenses of the Special Litigation Committee associated with the Trust’s current litigation, if the Trust does not have the cash to do so. Additionally, the Managing Shareholder anticipates waiving a portion of the 2011 management fees due to it, as well as pay ongoing operating expenses of the Trust during the pendency of the Trust’s litigation, though it is under no obligation to do either and may discontinue doing so at any time. Uncollected management fees total $1,724 at September 30, 2011. Based on the Trust's anticipation of the Managing Shareholder waiving its 2011 management fees and paying the committee's and ongoing operating expenses of the Trust, no additional estimated expenses for liquidation have been reflected in the accompanying financial statements of the Trust.

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

Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs expected to be incurred in liquidation. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process would increase, which may reduce net assets available in liquidation and for future distributions to shareholders.

3.      INVESTMENT

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

4.      COMMITMENTS AND CONTINGENCIES

On March 20, 2007, the Paul Bergeron Trust (“Bergeron”) commenced a derivative action on behalf of the Trust, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities was unfair, and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by Bergeron for an injunction. On February 29, 2008, an amended complaint was filed adding two additional investors, one in the Trust and one in The Ridgewood Power Growth Fund (“Growth Fund”), as derivative plaintiffs. On October 6, 2010, the Superior Court allowed the plaintiffs to file a second amended complaint adding a claim that the defendants breached fiduciary duties to the Trust and Growth Fund by forming affiliated funds to finance the expansion of underlying projects in which each of the Trust and Growth Fund had an interest rather than using alternative financing, which allegedly resulted in a misallocation of sale proceeds. As previously reported, Bergeron is no longer a party to this derivative action; however the other plaintiffs continue to pursue this matter. Discovery ended during the quarter ended September 30, 2011.

In May 2010, the Managing Shareholder formed a Special Litigation Committee comprised of two members independent of the Managing Shareholder, the Trust and Growth Fund. The purpose of the committee, as stated in its charter, is to perform an independent evaluation of the derivative action and make all decisions on behalf of the Trust and Growth Fund relative to the derivative action. The Special Litigation Committee has retained legal counsel and has reviewed documents and interviewed witnesses related to the litigation. On October 29, 2010, the Special Litigation Committee issued its report finding that, in the committee’s opinion, there is not sufficient evidence to support the plaintiffs’ allegations and the chance of the plaintiffs succeeding on the merits of the complaint to be extremely poor. The Special Litigation Committee concluded that the Trust and Growth Fund should move to have the complaint dismissed and the litigation ended. Counsel to the Special Litigation Committee filed a motion to dismiss. The plaintiffs challenged the motion to dismiss, oral arguments were heard in July 2011, and the judge denied the motion to dismiss in August 2011. The Trust and Growth Fund, at the direction of the Special Litigation Committee, have appealed the court’s ruling.

The parties have entered into settlement discussions. Any settlement agreement would be subject to the court’s approval. A trial is scheduled to begin November 29, 2011.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Trust as of September 30, 2011 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other information included elsewhere in this report as well as the consolidated financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2010 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties many of which may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•
possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust, including, without limitation, settlement of the Trust’s liabilities and obligations and the outcome of the matters described in Part I, Item 1, Note 4. “Commitments and Contingencies” of this report,

•
whether, to what extent, and for how long, the Managing Shareholder will waive management fees due to it under the Trust’s management agreement as well as pay both the Special Litigation Committee fees and expenses and ongoing operating expenses of the Trust,

•
the actual timing of the completion of the liquidation process, including, without limitation, any delay in the liquidation of the Trust as a result of the timing of the resolution of the matters described in Part I, Item 1, Note 4. “Commitments and Contingencies” of this report, and

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

Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs expected to be incurred during liquidation. On an ongoing basis, the Trust evaluates the estimates and assumptions that could have a significant impact on the Trust’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates. If there are delays in liquidating the Trust, actual costs incurred during the liquidation process would increase, which may reduce net assets available in liquidation and for future distributions to shareholders.

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

Results of Operations and Changes in Financial Condition

Net assets at September 30, 2011 totaled zero, a $10,000 decrease from June 30, 2011. This decrease is due to Special Litigation Committee expenses being higher than previously estimated.

Future Liquidity and Capital Resource Requirements

The Trust believes that it currently has access to sufficient resources to meet its anticipated obligations, primarily as the Managing Shareholder has agreed to pay the fees and expenses of the Special Litigation Committee (see Part I, Item 1, Note 4. “Commitments and Contingencies” of this report) if the Trust does not have the cash to do so. Additionally, the Managing Shareholder anticipates waiving a portion of the 2011 management fees due to it, as well as pay ongoing operating expenses of the Trust during the pendency of the Trust’s litigation, though it is under no obligation to do either and may discontinue doing so at any time. Uncollected management fees total $1,724 at September 30, 2011.

The Trust currently has no cash or other assets and does not expect to have any cash with which to make further distributions to shareholders unless the Trust’s litigation results in a payment to the Trust. Since the Trust’s litigation is a derivative suit brought on behalf of the Trust, it is possible that resolution of the litigation could result in a payment to the Trust. The Managing Shareholder is unable to predict when or how this litigation will be resolved or estimate what financial impact the litigation will have on the Trust’s net assets or the timing, likelihood or amount of any distributions to shareholders. The Trust does not anticipate any further distributions to shareholders until the Trust has completed the liquidation process. At that time, management expects that the Trust’s cash, if any, first would be used to satisfy any outstanding obligations of the Trust and then remaining cash, if any, would be distributed to its shareholders.

Off-Balance Sheet Arrangements and Contractual Obligations

None.

Commitments and Contingencies

For a discussion of litigation involving the Trust, see Note 4 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this report.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of developments regarding the Trust’s legal proceedings, see Note 4 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this report.

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

101.INS	*#	XBRL Instance Document.

101.SCH	*#	XBRL Taxonomy Extension Schema Document.

101.CAL	*#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*#	XBRL Taxonomy Extension Presentation Linkbase Document.

*            Filed herewith.
#
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

RIDGEWOOD ELECTRIC POWER TRUST V

Date: November 14, 2011	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)