Form 10-K
period 2011-12-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2012-03-29
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission File Number:  0-24143

RIDGEWOOD ELECTRIC POWER TRUST V
(Exact Name of Registrant as Specified in Its Charter)
Delaware	22-3437351
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
500 Delaware Avenue, #1112, Wilmington, DE 19801
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

There is no market for the Investor Shares. The number of Investor Shares outstanding at January 31, 2012 was 932.8877.

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

These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties many of which may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust,
•	costs or liabilities of an unusual or nonrecurring nature incurred during liquidation,
•	the actual timing of the completion of the liquidation process, including, without limitation, the timing of the resolution of the matters described in Item 3. “Legal Proceedings” of this report, and
•	the amount and timing of future distributions, if any.

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

PART I

ITEM 1.  BUSINESS

Overview

Ridgewood Electric Power Trust V (the “Trust”) is a Delaware trust formed on March 14, 1996. The Trust began offering its investor shares of beneficial interest (“Investor Shares”) in April 1996 and concluded its offering in April 1998.  Historically, the Trust focused primarily on independent power generation facilities, water desalinization plants and other infrastructure projects both in the US and abroad. Prior to the adoption of the Trust’s Plan of Dissolution (described below), the objective of the Trust was to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation.

The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder” or “RRP”). As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Trust.

The Trust owned water desalinization plants located in Egypt that were sold in March 2010.

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

In December 2011, the Trust, along with The Ridgewood Power Growth Fund (“Growth Fund”) entered into a settlement agreement regarding a lawsuit as discussed in Item 3. “Legal Proceedings” of this report.  The agreement received final court approval in January 2012 and the Trust’s portion of the cash proceeds of the settlement was distributed to shareholders in March 2012. Under the settlement, the Managing Shareholder assigned to the Trust and Growth Fund its rights in certain claims against its excess insurance carrier. As a result, the Trust is not expected to be liquidated until those claims are resolved.

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

As compensation for its management services, the Managing Shareholder has historically been entitled to (i) an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Trust’s shareholders, and (ii) a 20% interest in the cash distributions made by the Trust in excess of a certain threshold amount expressed in terms of shareholder returns, which has not been, and is not expected to be, achieved by the Trust. The Managing Shareholder has also been entitled to receive reimbursement from the Trust for operating expenses incurred by the Trust, or on behalf of the Trust, and paid by RRP as the Managing Shareholder. RRP has historically arranged for administrative functions required to be performed for the Trust to be performed by an affiliate of RRP, Ridgewood Power Management LLC (“RPM”), at RPM’s cost. Those costs were reimbursed to RPM by the Trust. During 2011, RPM discontinued providing services to the Trust. RRP also serves as the managing shareholder (or managing member, as appropriate) of a number of affiliated trusts and investment vehicles similar to the Trust.

In connection with the settlement agreement discussed in Item 3. “Legal Proceedings” of this report, while RRP will still be performing its obligations under the management agreement with the Trust, RRP has waived the bulk of its management fees for 2011, waived management fees on a going-forward basis and has agreed to pay for all future normal and recurring operating expenses of the Trust without reimbursement from the Trust.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Trust.

Insurance

The Trust has insurance in place typical for activities such as those currently conducted by the Trust.

Employees

The Trust does not have employees. The activities of the Trust are performed either by employees of the Managing Shareholder or its affiliates.

Offices

The principal office of the Trust is located at 500 Delaware Avenue, #1112, Wilmington, Delaware, 19801 and its phone number is 302-888-7444. The Managing Shareholder’s principal office is located at 14 Philips Parkway, Montvale, New Jersey, 07645 and its phone number is 201-447-9000.

ITEM 1A.     RISK FACTORS

Not required.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        PROPERTIES

The Trust has divested itself of all its operating assets and no longer owns any properties.

ITEM 3.        LEGAL PROCEEDINGS

On March 20, 2007, the Paul Bergeron Trust (“Bergeron”) commenced a derivative action on behalf of the Trust, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities was unfair. The derivative plaintiffs later amended the complaint to add a claim that the defendants breached fiduciary duties to the Trust and the Growth Fund, by forming affiliated funds to finance the expansion of underlying projects in which each of the Trust and Growth Fund had an interest, rather than using alternative financing, which allegedly resulted in a misallocation of sale proceeds. In December 2011, the defendants agreed to a settlement agreement with the derivative plaintiffs, subject to approval by the Court. The defendants disputed the allegations, asserted that the financing transactions were fair and denied all wrongdoing, but agreed:

•
with participation from the Managing Shareholder’s primary insurer, Twin City Fire Insurance Company, part of the Hartford Insurance Group, to cause a cash payment to be made to the Trust and Growth Fund, less attorneys’ fees awarded by the court to the plaintiffs’ attorneys and a reimbursement to the Managing Shareholder as partial reimbursement for operating expenses of the Trust and Growth Fund,

•
to assign to the derivative plaintiffs, on behalf of the Trust and Growth Fund, all of the defendants’ rights and claims for coverage from, and any claims for damages against, Liberty Mutual Insurance Company (“Liberty”), the Managing Shareholder’s excess insurance carrier,

•	for the Managing Shareholder and any affiliated entities to waive any rights to any future distributions by the Trust and Growth Fund,
•
for the Managing Shareholder to waive the bulk of the Managing Shareholder’s management fees for 2011, as well as all management fees on a going-forward basis, and for the Managing Shareholder to pay the on-going normal and recurring operating expenses of the Trust and Growth Fund until the two funds are liquidated.

In January 2012, the Court gave its final approval of the settlement. The Court did not determine the merits of the plaintiff’s allegations, rendered no verdict and the settlement agreement is not an admission of any of the facts alleged by the plaintiffs or of any wrongdoing by the defendants. In March 2012, the cash portion of the settlement was made to the two funds, allocated in accordance with the agreement, and distributions made to their respective shareholders. The amount of cash distributed to the Trust shareholders totaled approximately $1,011,000.

The derivative plaintiffs are responsible for the managing, and ultimate disposition, of any claims against Liberty, and as a result, the Managing Shareholder is not able to predict when there will be a resolution of the claims, or if such resolution will include a payment to the Trust and Growth Fund.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Trust’s Investor Shares and one is not expected to develop.

Holders

As of January 31, 2012, there were 1,826 holders of Investor Shares.

Dividends

The Trust did not make any distributions for the year ended December 31, 2011. Trust distributions for the year ended December 31, 2010 were as follows (in thousands, except per share data):

2010
Distributions to Investors	$466
Distributions per Investor Share	500
Distributions to Managing Shareholder	-

In March 2012, the Trust made a distribution of approximately $1,011,000, or $1,087 per Investor Share. The Managing Shareholder, and its affiliates, did not receive any portion of the distribution, including any distributions to Investor Shares. The Trust does not anticipate additional distributions until the Trust has completed the liquidation process, including resolving the matters discussed in Item 3. “Legal Proceedings” of this report, at which time, the Trust’s remaining cash, if any, will be distributed to the holders of Investor Shares, other than those Investor Shares held by the Managing Shareholder and its affiliates.

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

The Trust’s accompanying consolidated financial statements include the accounts of the Trust and its former investments.  The Trust owned a 14.1% interest in Ridgewood Near East Holdings LLC, whose operations were sold on March 2, 2010.

On December 22, 2008, the Trust’s Plan of Dissolution became effective. Under the Plan of Dissolution, the business of the Trust shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligations under the Exchange Act.  Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of the date of this filing, the Trust has not been liquidated, primarily due to on-going matters discussed in Item 3. “Legal Proceedings” of this report. The Managing Shareholder is unable to estimate when these matters will be resolved and what financial impact they will have on the Trust’s net assets and the timing or amount of any future distributions to shareholders.

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

Results of Operations and Changes in Financial Condition

As the Trust adopted the liquidation basis of accounting, any costs incurred and income received, since adoption, are included in the condensed consolidated statements of changes in net assets.

At December 31, 2011, net assets in liquidation totaled $1.0 million, representing a receivable for the amount, collected in March 2012, from the settlement discussed in Item 3. “Legal Proceedings” of this report. This amount was distributed to shareholders in March 2012. The Trust did not have any cash balances at December 31, 2011 and its cash balance at December 31, 2010 of $0.4 million was used to pay accounts payable existing at that time as well as estimated expenses of the Trust as they became due. As part of the settlement, the Managing Shareholder paid additional operating expenses of the Trust during 2011 and has agreed to pay on-going normal and recurring expenses to operate the Trust.

During 2011, the Managing Shareholder collected $25,000 in management fees. As part of the settlement, the Managing Shareholder waived $2.3 million in management fees for 2011 and agreed to discontinue charging management fees on a going-forward basis.

Future Liquidity and Capital Resource Requirements

As the Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Trust, the Trust believes that it has access to sufficient working capital for the next 12 months. The Trust intends to distribute excess cash, if any, to its shareholders after liquidating its remaining assets and satisfying its liabilities.

The Trust does not expect to make any distributions to shareholders until the matters discussed in Item 3. “Legal Proceedings” of this report are resolved.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Trust’s management, with the participation of the Trust’s Chief Executive and Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Trust’s Chief Executive and Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Trust in reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms and that information required to be disclosed by the Trust is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Trust, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management of the Trust, including its Chief Executive and Financial Officer, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011, as required by Rule 13a-15(c) of the Exchange Act.  In making this assessment, management of the Trust used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, the Trust’s management concluded that as of December 31, 2011, the Trust’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there has been no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Each of the executive officers of the Trust also serves in a similar capacity as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Robert E. Swanson, 64
Chairman	1997
Jeffrey H. Strasberg, 54
President and Chief Executive and Financial Officer	2007
Daniel V. Gulino, 51
Senior Vice President, General Counsel and Secretary	2000

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

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since May 2007. In November 2010, Mr. Strasberg was also appointed to serve as President and Chief Executive Officer of the Trust, the Managing Shareholder and affiliated trusts. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated limited liability companies and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital trusts had interests. Currently, Mr. Strasberg also serves on the Board of Directors, and as the part-time Chief Financial Officer, of Limo-Reid Technologies, Inc., a portfolio company investment of Ridgewood Capital. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

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

Special Litigation Committee

In May 2010, the Managing Shareholder, on behalf of the Trust and Growth Fund, formed a Special Litigation Committee to perform an independent evaluation of the derivative action against the Trust and Growth Fund discussed in Item 3. “Legal Proceedings” and to make all decisions on behalf of the Trust and Growth Fund relative to the derivative action. In connection with the settlement of the derivative action, the Special Litigation Committee was disbanded in March 2012. The members of the Special Litigation Committee were paid on a fixed contracted hourly rate plus out of pocket expenses, which were borne, in part, by the Managing Shareholder and also by the Trust and Growth Fund.

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

The Managing Shareholder also has been responsible for making investment and divestment decisions for the Trust, subject to the provisions of the Declaration of Trust. The Managing Shareholder is obligated to pay the compensation of the personnel, and the administrative and service expenses, necessary to perform the foregoing obligations. The Trust pays all other expenses of the Trust, including transaction expenses, valuation costs, expenses of preparing, printing and filing periodic reports for shareholders and the SEC, postage for Trust mailings, SEC filing fees, interest, taxes, legal, accounting and consulting fees, litigation expenses and other expenses properly payable by the Trust. The Trust has historically reimbursed the Managing Shareholder for all such Trust expenses that are paid by the Managing Shareholder.

As compensation for the Managing Shareholder’s performance under the Management Agreement, the Trust has historically been obligated to pay the Managing Shareholder an annual management fee described below in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

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

During 2011 and 2010, the executive officers of the Trust did not receive compensation directly from the Trust or any of its subsidiaries. They provide managerial services to the Trust in accordance with the terms of the Trust’s Declaration of Trust and the Management Agreement. The Managing Shareholder, directly or through affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder and other trusts managed by the Managing Shareholder and its affiliates.

The Trust has, however, historically paid the Managing Shareholder a management fee under the Management Agreement, and the Managing Shareholder has used a portion of the proceeds from the management fee to pay compensation to executive officers of the Trust. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information regarding Managing Shareholder compensation and payments to affiliated entities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of January 31, 2012 (no person owns more than 5% of the outstanding Investor Shares) by:

•	each executive officer of the Trust (there are no directors); and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to all Investor Shares shown as beneficially owned by that person. Percentage of beneficial ownership is based on 932.8877 Investor Shares outstanding at January 31, 2012. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Trust’s Management Agreement, the Trust has historically been obligated to pay the Managing Shareholder an annual management fee of $2.3 million, an amount equal to 2.5% of the total contributed capital of the Trust, as compensation for the services the Managing Shareholder provides to the Trust. The management fee was to be paid in monthly installments and, to the extent that the Trust did not pay the management fee on a timely basis, the Trust accrued interest at an annual rate of 10% on the unpaid balance. For the years ended December 31, 2011 and 2010, the Trust paid management fees of $25,000 and $1.4 million, respectively. Beginning in 2012, the Managing Shareholder has agreed to cease charging management fees under the settlement described in Item 3. “Legal Proceedings”.

Under an Operating Agreement with the Trust, RPM provided management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charged the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs were on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the year ended December 31, 2010, RPM charged the Trust’s projects $11,000 for overhead items allocated in proportion to the amount invested in projects managed by RPM; there were no similar expenses in 2011. In addition, for the year ended December 31, 2010, RPM charged the Trust’s projects $35,000 for identifiable direct expenses; there were no similar expenses in 2011. These charges may not be indicative of cost that would have been incurred if the projects were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder has historically been entitled to receive, concurrently with the shareholders of the Trust, other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders received distributions in that year equal to 12% per annum of their equity contribution. Thereafter, the Managing Shareholder was entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder was entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders, other than the Managing Shareholder, received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder was entitled to receive 20% of all remaining distributions of the Trust. The Trust has not reached Payout and is not expected to do so.  The Managing Shareholder did not receive any distributions during 2011 and 2010, and has agreed, under the settlement described in Item 3. “Legal Proceedings,” to waive any further distributions it otherwise might be entitled to receive.

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

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Trust in liquidation, the Managing Shareholder is required to contribute to the capital of the Trust an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. As of December 31, 2011, no such contribution was required and it is not anticipated that any such contribution will be required in the future.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal independent registered public accounting firm, for the years ended December 31, 2011 and 2010 (in thousands).

	2011	2010

Audit fees	$46	$58
Tax fees	12	26
Total	$58	$84

Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services. For the years ended December 31, 2011 and 2010, the Trust did not incur any audit related fees.

Pre-Approval Policy and Procedures

The Trust does not have a board of directors or any board committees. The Trust relies upon the Managing Shareholder to perform the functions that a board of directors or its committees would otherwise perform. The Managing Shareholder pre-approves on an annual basis all audit services that may be performed by the Trust’s independent registered public accounting firm, including the audit engagement terms and fees, and also pre-approves any detailed types of audit-related and permitted tax services to be performed during the year. The Managing Shareholder pre-approves permitted non-audit services, if any, on an engagement-by-engagement basis. All services performed for the Trust by its independent registered public accounting firm during the 2011 and 2010 periods were pre-approved by the Managing Shareholder.

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

99.1		Charter of Special Litigation Committee (incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q filed by The Ridgewood Power Growth Fund with the SEC on November 12, 2010)

101.INS	*^	XBRL Instance Document

101.SCH	*^	XBRL Taxonomy Extension Schema Document

101.CAL	*^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*^	XBRL Definition Linkbase Document

101.LAB	*^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*^	XBRL Taxonomy Extension Presentation Linkbase Document

*             Filed herewith.

#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

^
Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ELECTRIC POWER TRUST V

Date: March 29, 2012	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Jeffrey H. Strasberg	Chief Executive and Financial Officer	March 29, 2012
Jeffrey H. Strasberg	(Principal Executive, Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Jeffrey H. Strasberg	Chief Executive and Financial Officer of Managing Shareholder	March 29, 2012
Jeffrey H. Strasberg

RIDGEWOOD ELECTRIC POWER TRUST V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust V

We have audited the accompanying consolidated statements of net assets in liquidation (liquidation basis) of Ridgewood Electric Power Trust V (a Delaware trust) as of December 31, 2011 and 2010, and the related consolidated statements of changes in net assets in liquidation (liquidation basis) for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation (liquidation basis) of Ridgewood Electric Power Trust V as of December 31, 2011 and 2010 and the changes in its net assets in liquidation (liquidation basis) for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
New York, New York
March 29, 2012

RIDGEWOOD ELECTRIC POWER TRUST V
CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$-	$440
Settlement receivable	1,011	-
Prepaid expenses and other current assets	-	6

Total assets	$1,011	$446

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$-	$231
Due to affiliates	-	179

Total liabilities	$-	$410

Net assets in liquidation	$1,011	$36

The accompanying notes are an integral part of these consolidated financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(in thousands)

	Years Ended December 31,
	2011	2010

Net assets in liquidation, beginning of year	$36	$1,248
Litigation settlement	1,011	-
Distributions to shareholders	-	(466)
Investment income (loss) in unconsolidated entities	-	44
Loss on disposal of REFI	-	(15)
Adjustment to estimated future management fee to be incurred during liquidation	136	155
Estimated Special Litigation Committee expenses	(277)	(1,047)
Adjustment to estimated liquidation accruals	105	117

Net assets in liquidation, end of year	$1,011	$36

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

The Trust’s accompanying consolidated financial statements include the accounts of the Trust and its former investments. Prior to March 2010, the Trust owned a 14.1% interest in Ridgewood Near East Holding LLC (“NEH”).

On March 2, 2010, NEH sold its interests in its wholly owned subsidiary, Ridgewood Egypt for Infrastructure LLC (Egypt) (“REFI”), the final operating asset of the Trust, as further discussed in Note 4. NEH was dissolved in December 2010.

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

Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of March 29, 2012, the Trust has not been liquidated, primarily due to on-going matters discussed in Note 5. The Managing Shareholder is unable to estimate when these matters will be resolved and what financial impact the matters will have on the Trust’s net assets and the timing, likelihood, or amount of any future distributions to shareholders.

In March 2012, the Trust made distributions to its shareholders of $1,011, or $1,087 per Investor Share as a result of the settlement agreement discussed in Note 5. The Managing Shareholder, and its affiliates, did not receive any portion of the distribution, including any distributions to Investor Shares. The Trust does not anticipate making additional distributions until the Trust has completed the liquidation process. At that time, the Trust’s remaining cash, if any, will be distributed to holders of Investor Shares.

The Trust believes that it currently has access to sufficient resources to meet its anticipated obligations, as the Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Trust and waive all future management fees. As a result, no additional estimated expenses for liquidation have been reflected in the accompanying consolidated financial statements of the Trust.

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

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The consolidated financial statements for the years ended December 31, 2011 and 2010 were prepared on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions. Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs expected to be incurred in liquidation. On an ongoing basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates.

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

c)  Cash and Cash Equivalents

The Trust considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At December 31, 2010, cash and cash equivalents exceeded federal insured limits by $117, all of which was invested either in US Treasury bills or money market accounts that invest solely in US government securities. The Trust had no cash balances at December 31, 2011.

d)  Fair Value of Financial Instruments

At December 31, 2011 and 2010, the carrying value of the Trust’s assets and liabilities approximates their fair value due to their short-term nature.

e)  Income Taxes

No provision is made for income taxes in the Trust’s consolidated financial statements as the net income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

3.     CHANGES IN NET ASSETS IN LIQUIDATION

Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs expected to be incurred during liquidation. On an ongoing basis, the Trust evaluates the estimates and assumptions that could have a significant impact on Trust’s reported net assets in liquidation. Actual costs and income may differ materially and adversely from these estimates.  In December 2011, the Managing Shareholder agreed to pay the on-going normal and recurring operating expenses of the Trust as part of the settlement agreement described in Note 5.

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

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Summarized statements of operations data for NEH for the period from January 1, 2010 to March 2, 2010 was as follows:

Period from
January 1, 2010 to
March 2, 2010

Revenues	$1,939

Cost of revenues	1,617
Other expenses, net	9
Total expenses, net	1,626

Net income	$313

Trust share of income in NEH	$44

5.   COMMITMENTS AND CONTINGENCIES

On March 20, 2007, the Paul Bergeron Trust (“Bergeron”) commenced a derivative action on behalf of the Trust, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities was unfair. The derivative plaintiffs later amended the complaint to add a claim that the defendants breached fiduciary duties to the Trust and the Growth Fund, by forming affiliated funds to finance the expansion of underlying projects in which each of the Trust and Growth Fund had an interest, rather than using alternative financing, which allegedly resulted in a misallocation of sale proceeds. In December 2011, the defendants agreed to a settlement agreement with the derivative plaintiffs, subject to approval by the Court. The defendants disputed the allegations, asserted that the financing transactions were fair and denied all wrongdoing, but agreed:

•
with participation from the Managing Shareholder’s primary insurer, Twin City Fire Insurance Company, part of the Hartford Insurance Group, to cause a cash payment to be made to the Trust and Growth Fund, less attorneys’ fees awarded by the court to the plaintiffs’ attorneys and a reimbursement to the Managing Shareholder as partial reimbursement for operating expenses of the Trust and Growth Fund,

•
to assign to the derivative plaintiffs, on behalf of the Trust and Growth Fund, all of the defendants’ rights and claims for coverage from, and any claims for damages against, Liberty Mutual Insurance Company (“Liberty”), the Managing Shareholder’s excess insurance carrier,

•	for the Managing Shareholder and any affiliated entities to waive any rights to any future distributions by the Trust and Growth Fund,
•
for the Managing Shareholder to waive the bulk of the Managing Shareholder’s management fees for 2011, as well as all management fees on a going-forward basis, and for the Managing Shareholder to pay the on-going normal and recurring operating expenses of the Trust and Growth Fund until the two funds are liquidated.

In January 2012, the Court gave its final approval of the settlement. The Court did not determine the merits of the plaintiff’s allegations, rendered no verdict and the settlement agreement is not an admission of any of the facts alleged by the plaintiffs or of any wrongdoing by the defendants. In March 2012, the cash portion of the settlement was made to the two funds, allocated in accordance with the agreement, and distributions made to their respective shareholders. The amount of cash distributed to the Trust shareholders totaled $1,011.

The derivative plaintiffs are responsible for the managing, and ultimate disposition, of any claims against Liberty, and as a result, the Managing Shareholder is not able to predict when there will be a resolution of the claims, or if such resolution will include a payment to the Trust and Growth Fund.

6.   TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement with the Managing Shareholder (“Management Agreement”). Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and provides office space to the Trust. The Trust has historically been obligated to pay the Managing Shareholder an annual management fee of $2,332, an amount equal to 2.5% of the total contributed capital of the Trust, as compensation for the services the Managing Shareholder provides to the Trust. The management fee was to be paid in monthly installments and, to the extent that the Trust did not pay the management fee on a timely basis, the Trust accrued interest at an annual rate of 10% on the unpaid balance. For the years ended December 31, 2011 and 2010, the Trust paid management fees of $25 and $1,458, respectively and waived the balances of management fees otherwise due. In the fourth quarter of 2010, the Managing Shareholder permanently waived $874 of unpaid management fees and related interest. Beginning in 2012, the Managing Shareholder has agreed to cease charging management fees as part of the settlement agreement described in Note 5.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Under an Operating Agreement with the Trust, an affiliate of RRP, Ridgewood Power Management LLC (“RPM”) provided management, purchasing, engineering, planning and administrative services to the projects operated by the Trust. RPM charged the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs were on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the year ended December 31, 2010, RPM charged the Trust’s projects $11 for overhead items allocated in proportion to the amount invested in projects managed by RPM; there were no similar expenses in 2011. In addition, for the year ended December 31, 2010, RPM charged the Trust’s projects $35 for identifiable direct expenses; there were no similar expenses in 2011. These charges may not be indicative of costs that would have been incurred if the projects were not operated by RPM.

Under the Trust’s Declaration of Trust (“Declaration of Trust”), the Managing Shareholder has historically been entitled to receive, concurrently with the shareholders of the Trust, other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders received distributions in that year equal to 12% per annum of their equity contribution. Thereafter, the Managing Shareholder was entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholders was entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders, other than the Managing Shareholder, received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder was entitled to receive 20% of all remaining distributions of the Trust. The Managing Shareholder did not receive any distributions during 2011 and 2010, and, as part of the settlement agreement described in Note 5, has agreed to waive any further distributions it otherwise might be entitled to receive. The Trust has not reached Payout and is not expected to do so.

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

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Trust in liquidation, the Managing Shareholder is required to contribute to the capital of the Trust an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. As of December 31, 2011, no such contribution was required and it is not anticipated that any such contribution will be required in the future.

RRP owns 2.66 Investor Shares of the Trust and its controlling member owns 0.15 Investor Shares. Under the settlement agreement described in Note 5, RRP and its controlling member have waived their rights to receive any future distributions that would otherwise be allocated to the Investor Shares. In addition, the Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights.

The Trust records short-term payables to and receivables from its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees owed to RRP, do not bear interest. At December 31, 2011, the Trust had no payables to or receivables from its affiliates. At December 31, 2010, the Trust had outstanding payables to affiliates, including estimated amounts for Trust expenses during liquidation, as follows:

Ridgewood Power Management LLC	$17
Ridgewood Renewable Power LLC	161
Other affiliates	1
Total	$179