Form 10-Q
period 2012-03-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2012-04-11
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of March 31, 2012, there were 932.8877 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS

Total assets – settlement receivable	$-	$1,011

LIABILITIES AND NET ASSETS

Total liabilities	$-	$-

Net assets in liquidation	$-	$1,011

The accompanying notes are an integral part of these condensed financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011

Net assets in liquidation, beginning of period	$1,011	$36
Distributions to shareholders	(1,011)	-
Adjustment to estimated Special Litigation Committee expenses	-	(165)
Adjustment to estimated future management fee to be incurred during liquidation	-	136
Other, net	-	18

Net assets in liquidation, end of period	$-	$25

Distributions per Investor Share	$1,087	$-

The accompanying notes are an integral part of these condensed financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands, except per share amounts)

1.      DESCRIPTION OF BUSINESS

Ridgewood Electric Power Trust V (the "Trust") is a Delaware trust formed on March 14, 1996. The Trust began offering shares of beneficial interest (“Investor Shares”) in April 1996 and concluded its offering in April 1998. The Trust has 932.8877 Investor Shares outstanding. Prior to the adoption of the Trust’s Plan of Dissolution (described below), the objective of the Trust was to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Trust is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder”). Historically, the Trust focused primarily on independent power generation facilities, water desalinization plants and other infrastructure projects both in the US and abroad.

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

Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of April 11, 2012, the Trust has not been liquidated, primarily due to on-going matters discussed in Note 3. The Managing Shareholder is unable to estimate when these matters will be resolved and what financial impact the matters will have on the Trust’s net assets or the timing, likelihood or amount of any future distributions to shareholders.

In March 2012, the Trust made distributions to its shareholders of $1,011, or $1,087 per Investor Share, as a result of the settlement agreement discussed in Note 3. The Managing Shareholder, and its affiliates, did not receive any portion of the distribution, including any distributions to Investor Shares. It is possible that resolution of the matters discussed in Note 3 could result in a payment to the Trust, however, the Trust does not anticipate making additional distributions until the Trust has completed the liquidation process. At that time, the Trust’s remaining cash, if any, will be distributed to holders of Investor Shares. The Trust currently has no cash or other assets and does not expect to have any cash with which to make further distributions to shareholders unless resolution of the matters discussed in Note 3 results in a payment to the Trust.

The Trust believes that it currently has access to sufficient resources to meet its anticipated obligations, as the Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Trust and waive all future management fees. As a result, no additional estimated expenses for liquidation have been reflected in the accompanying financial statements of the Trust.

The Trust has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the condensed financial statements.

2.      BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited and have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments that are necessary for a fair presentation of the condensed financial statements for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012 (the “2011 Form 10-K”). No significant changes have been made to the Trust’s accounting policies and estimates disclosed in its 2011 Form 10-K.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands, except per share amounts)

Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions. On an on-going basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates.

3.      COMMITMENTS AND CONTINGENCIES

On March 20, 2007, the Paul Bergeron Trust (“Bergeron”) commenced a derivative action on behalf of the Trust, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities was unfair. The derivative plaintiffs later amended the complaint to add a claim that the defendants breached fiduciary duties to the Trust and The Ridgewood Power Growth Fund (“Growth Fund”), by forming affiliated funds to finance the expansion of underlying projects in which each of the Trust and Growth Fund had an interest, rather than using alternative financing, which allegedly resulted in a misallocation of sale proceeds. In December 2011, the defendants agreed to a settlement agreement with the derivative plaintiffs, subject to approval by the Court. The defendants disputed the allegations, asserted that the financing transactions were fair and denied all wrongdoing, but agreed:

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

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Trust as of March 31, 2012 is intended to help readers analyze the accompanying condensed financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed financial statements, notes and other information included elsewhere in this report as well as the financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2011 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties many of which may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust,
•	costs or liabilities of an unusual or nonrecurring nature during liquidation,
•
the actual timing of the completion of the liquidation process, including, without limitation, the timing of the resolution of the matters described in Part I, Item 1, Note 3. “Commitments and Contingencies” of this report, and

•	the amount and timing of liquidating distributions, if any.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained elsewhere in this report and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Trust’s 2011 Form 10-K. Any forward-looking statement that the Trust makes, speaks only as of the date of this report. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Liquidation Basis of Accounting

Upon the effectiveness of the Trust’s Plan of Dissolution, the Trust adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions. On an on-going basis, the Trust evaluates the estimates and assumptions that could have a significant impact on the Trust’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates.

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s condensed financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions that affect the reported amount of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an on-going basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the condensed financial statements. No significant changes have been made to the Trust’s critical accounting policies and estimates disclosed in its 2011 Form 10-K.

Results of Operations and Changes in Financial Condition

Net assets at March 31, 2012 were zero, a decrease of $1,011,000 from December 31, 2011. This decrease is due to the distribution of settlement proceeds to shareholders that occurred during the quarter, as discussed in Part I, Item 1, Note 3. “Commitments and Contingencies” of this report.

Effective in the fourth quarter of 2011, the Managing Shareholder agreed to waive all future management fees and to pay the on-going normal and recurring operating expenses of the Trust.

Future Liquidity and Capital Resource Requirements

As the Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Trust and waive all future management fees, the Trust believes that it has access to sufficient working capital for the next 12 months. The Trust intends to distribute excess cash, if any, to its shareholders after liquidating its remaining assets and satisfying its liabilities.

The Trust does not anticipate any further distributions to shareholders until the Trust has completed the liquidation process.

Off-Balance Sheet Arrangements and Contractual Obligations

None.

Commitments and Contingencies

None.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of developments regarding the Trust’s legal proceedings, see Note 3 “Commitments and Contingencies” in the notes to the condensed financial statements in Part I, Item 1 of this report.

ITEM 1A.  RISK FACTORS

Not required

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

101.INS	*#	XBRL Instance Document.

101.SCH	*#	XBRL Taxonomy Extension Schema Document.

101.CAL	*#	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*^	XBRL Definition Linkbase Document.

101.LAB	*#	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*#	XBRL Taxonomy Extension Presentation Linkbase Document.

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

RIDGEWOOD ELECTRIC POWER TRUST V

Date: April 11, 2012	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)