Form 10-Q
period 2012-06-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2012-07-17
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of June 30, 2012, there were 932.8877 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

Total assets – settlement receivable	$-	$1,011

LIABILITIES AND NET ASSETS

Total liabilities	$-	$-

Net assets in liquidation	$-	$1,011

The accompanying notes are an integral part of these condensed financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands, except per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011

Net assets in liquidation, beginning of period	$1,011	$36	$-	$25
Distributions to shareholders	(1,011)	-	-	-
Adjustment to estimated Special Litigation Committee expenses	-	(206)	-	(41)
Adjustment to estimated future management fee to be incurred during liquidation	-	136	-	-
Other, net	-	44	-	26

Net assets in liquidation, end of period	$-	$10	$-	$10

Distributions per Investor Share	$1,087	$-	$-	$-

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

Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of the date of the issuance of these financial statements, the Trust has not been liquidated, primarily due to on-going matters discussed in Note 3. The Managing Shareholder is unable to estimate when these matters will be resolved and what financial impact the matters will have on the Trust’s net assets or the timing, likelihood or amount of any future distributions to shareholders.

In March 2012, the Trust made distributions to its shareholders of $1,011, or $1,087 per Investor Share, as a result of the settlement agreement discussed in Note 3. The Managing Shareholder, and its affiliates, did not receive any portion of the distribution, including any distributions to Investor Shares held by the Managing Shareholder and its affiliates. It is possible that resolution of the matters discussed in Note 3 could result in a payment to the Trust; however, the Trust does not anticipate making additional distributions until the Trust has completed the liquidation process. At that time, the Trust’s remaining cash, if any, will be distributed to holders of Investor Shares. The Trust currently has no cash, and does not expect to have any cash with which to make further distributions to shareholders unless resolution of the matters discussed in Note 3 results in a payment to the Trust.

The Trust believes that it currently has access to sufficient resources to meet its anticipated obligations, as the Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Trust and waive all future management fees. Additionally, the Trust is not paying any on-going expenses regarding the matters discussed in Note 3. As a result, no additional estimated expenses for liquidation have been reflected in the accompanying financial statements of the Trust.

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

The derivative plaintiffs are responsible for the managing, and ultimate disposition, of any claims against Liberty, and as a result, the Managing Shareholder is not able to predict when there will be a resolution of the claims, or if such resolution will include a payment to the Trust and Growth Fund. In June 2012, the derivative plaintiffs filed an amended claim in Suffolk County Superior Court, Commonwealth of Massachusetts, to pursue claims against Liberty that were assigned as part of the above-mentioned settlement.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Trust as of June 30, 2012 is intended to help readers analyze the accompanying condensed financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed financial statements, notes and other information included elsewhere in this report as well as the financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2011 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Net assets at both June 30, 2012 and March 31, 2012 were zero, a decrease of $1,011,000 from December 31, 2011. This decrease from December 31, 2011 is due to the distribution of settlement proceeds to shareholders that occurred during the first quarter, as discussed in Part I, Item 1, Note 3. “Legal Proceedings” of this report.

Effective in the fourth quarter of 2011, the Managing Shareholder agreed to waive all future management fees and to pay the on-going normal and recurring operating expenses of the Trust. As a result, there was no financial activity for the Trust during the quarter ended June 30, 2012.

Future Liquidity and Capital Resource Requirements

The Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Trust and waive all future management fees. Additionally, the Trust is not paying any on-going expenses regarding the matters discussed in Item 1, Note 3 “Legal Proceedings.” As a result, the Trust believes that it has access to sufficient working capital for the next 12 months. The Trust intends to distribute excess cash, if any, to its shareholders after liquidating its remaining assets and satisfying its liabilities.

The Trust currently has no cash, and does not expect to have any cash with which to make further distributions to shareholders unless resolution of the matters discussed in Item 1, Note 3 “Legal Proceedings” results in a payment to the Trust. The Managing Shareholder is unable to predict when or how these matters will be resolved or estimate what financial impact these matters will have on the Trust’s net assets or the timing, likelihood or amount of any distributions to shareholders.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of developments regarding the Trust’s legal proceedings, see Note 3 “Legal Proceedings” in the notes to the condensed financial statements in Part I, Item 1 of this report.

ITEM 1A.  RISK FACTORS

Not required.

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

RIDGEWOOD ELECTRIC POWER TRUST V

Date: July 17, 2012	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)