Form 10-K
period 2012-12-31
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2013-01-15
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

There is no market for the Investor Shares. The number of Investor Shares outstanding at December 31, 2012 was 932.8877.

FORM 10-K

PART I

Forward-Looking Statements

Certain statements discussed in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements generally relate to the Trust’s plans, objectives and expectations for future events and include statements about the Trust’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties many of which may be beyond the Trust’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	possible contingent liabilities and risks associated with the dissolution and liquidation of the Trust,
•	costs or liabilities of an unusual or nonrecurring nature incurred during liquidation,
•	the actual timing of the completion of the liquidation process, including, without limitation, the timing of the resolution of the matters described in Item 3. “Legal Proceedings” of this report, and
•	the amount, likelihood and timing of future distributions, if any.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained elsewhere in this Annual Report on Form 10-K. Any forward-looking statement that the Trust makes speaks only as of the date of this report. The Trust undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

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

In March 2012, the Trust made distributions to its shareholders as a result of the settlement agreement discussed in Item 3. “Legal Proceedings” of this report.  The Managing Shareholder, and its affiliates, did not receive any portion of the distribution, including any distributions to Investor Shares held by the Managing Shareholder and its affiliates.  It is possible that the ultimate resolution of the matters discussed in Item 3 could result in additional payments to the Trust; however, the Trust does not anticipate making additional distributions until the Trust has completed the liquidation process. At that time, the Trust’s remaining cash, if any, will be distributed to holders of Investor Shares, other than any Investor Shares held by the Managing Shareholder and its affiliates.

The Trust believes that it currently has access to sufficient resources to meet its anticipated obligations, as the Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Trust and waive all future management fees. Additionally, the Trust is not paying any on-going expenses regarding the matters discussed Item 3. “Legal Proceedings” of this report. As a result, no additional estimated expenses for liquidation have been reflected in the accompanying financial statements of the Trust.

The Managing Shareholder is not currently able to project when the Trust will be able to liquidate.

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

In connection with the settlement agreement discussed in Item 3. “Legal Proceedings” of this report, while RRP will still be performing its obligations under the management agreement with the Trust, RRP waived the bulk of its management fees for 2011 and waived management fees on a going-forward basis. RRP also agreed to pay for all future normal and recurring operating expenses of the Trust without reimbursement from the Trust.

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

None.

ITEM 3.        LEGAL PROCEEDINGS

On March 20, 2007, the Paul Bergeron Trust (“Bergeron”) commenced a derivative action on behalf of the Trust, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities was unfair. The derivative plaintiffs later amended the complaint to add a claim that the defendants breached fiduciary duties to the Trust and The Ridgewood Power Growth Fund (“Growth Fund”) by forming affiliated funds to finance the expansion of underlying projects in which each of the Trust and Growth Fund had an interest, rather than using alternative financing, which allegedly resulted in a misallocation of sale proceeds. In December 2011, the defendants agreed to a settlement agreement with the derivative plaintiffs, subject to approval by the Court. The defendants disputed the allegations, asserted that the financing transactions were fair and denied all wrongdoing, but agreed:

•
with participation from the Managing Shareholder’s primary insurer, Twin City Fire Insurance Company, part of the Hartford Insurance Group, to cause a cash payment to be made to the Trust and Growth Fund, less attorneys’ fees awarded by the court to the plaintiffs’ attorneys and a reimbursement to the Managing Shareholder as partial reimbursement for operating expenses of the Trust and Growth Fund;

•
to assign to the derivative plaintiffs, on behalf of the Trust and Growth Fund, all of the defendants’ rights and claims for coverage from, and any claims for damages against, Liberty Mutual Insurance Company (“Liberty”), the Managing Shareholder’s excess insurance carrier;

•	for the Managing Shareholder and any affiliated entities to waive any rights to any future distributions by the Trust and Growth Fund; and
•
for the Managing Shareholder to waive the bulk of the Managing Shareholder’s management fees for 2011, as well as all management fees on a going-forward basis, and for the Managing Shareholder to pay the on-going normal and recurring operating expenses of the Trust and Growth Fund until the two funds are liquidated.

In January 2012, the Court gave its final approval of the settlement. The Court did not determine the merits of the plaintiffs’ allegations, rendered no verdict and the settlement agreement is not an admission of any of the facts alleged by the plaintiffs or of any wrongdoing by the defendants. In March 2012, the cash portion of the settlement was made to the two funds, allocated in accordance with the agreement, and distributions made to their respective shareholders. The amount of cash distributed to the Trust’s shareholders totaled approximately $1,011,000.

The derivative plaintiffs are responsible for the managing, and ultimate disposition, of any claims against Liberty, and as a result, the Managing Shareholder is not able to predict when there will be a resolution of the claims, or if such resolution will include a payment to the Trust and Growth Fund. In June 2012, the derivative plaintiffs filed an amended claim in Suffolk County Superior Court, Commonwealth of Massachusetts, against Liberty, to pursue claims that were assigned as part of the above-mentioned settlement, including, among other things, breach of contract. The plaintiffs are seeking the award of damages, interest, costs and attorney fees, as well as the authority to enforce the January 2012 settlement agreement against Liberty.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Trust’s Investor Shares and one is not expected to develop.

Holders

As of December 31, 2012, there were 1,846 holders of Investor Shares.

Dividends

The Trust did not make any distributions for the year ended December 31, 2011. Trust distributions for the year ended December 31, 2012 were as follows (in thousands, except per share data):

Distributions to Investors	$1,011
Distributions per Investor Share	1,087
Distributions to Managing Shareholder	-

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Trust’s Audited Financial Statements and Notes, which are included in this Annual Report on Form 10-K beginning on page F-1. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Trust’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

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

On December 22, 2008, the Trust’s Plan of Dissolution became effective. Under the Plan of Dissolution, the business of the Trust shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Trust’s shareholders and then proceed to terminate the Trust and its reporting obligations under the Exchange Act.  Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of the date of this filing, the Trust has not been liquidated, primarily due to on-going matters discussed in Item 3. “Legal Proceedings” of this report. The Managing Shareholder is unable to estimate when these matters will be resolved and what financial impact they will have on the Trust’s net assets and the timing, likelihood or amount of any future distributions to shareholders.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Trust’s financial condition and results of operations are based upon the Trust’s financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these financial statements, the Trust is required to make certain estimates, judgments and assumptions that affect the reported amount of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an on-going basis. The Trust bases its estimates and assumptions on historical experience and on various other factors that the Trust believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the financial statements.

Results of Operations and Changes in Financial Condition

At December 31, 2011, net assets in liquidation totaled $1.0 million, representing a receivable for the amount collected in March 2012 from the settlement discussed in Item 3. “Legal Proceedings” of this report. This amount was distributed to holders of Investor Shares (excluding the Managing Shareholder and its affiliates) in March 2012. As part of the settlement, the Managing Shareholder paid various operating expenses of the Trust during 2011 and agreed to pay on-going normal and recurring expenses to operate the Trust. As a result, other than the collection and distribution of the settlement proceeds, the Trust had no financial activity during 2012. Net assets at December 31, 2012 were zero.

During 2011, the Managing Shareholder collected $25,000 in management fees. As part of the settlement, the Managing Shareholder waived $2.3 million in management fees for 2011. There were no management fees for 2012.

Future Liquidity and Capital Resource Requirements

The Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Trust and waive all future management fees. Additionally, the Trust is not paying any on-going expenses regarding the matters discussed in Item 3. “Legal Proceedings.” As a result, the Trust believes that it has access to sufficient working capital for the next 12 months. The Trust intends to distribute excess cash, if any, to its shareholders after liquidating its remaining assets and satisfying its liabilities.

The Trust currently has no cash, and does not expect to have any cash with which to make further distributions to shareholders unless resolution of the matters discussed in Item 3 results in a payment to the Trust. The Managing Shareholder is unable to predict when or how these matters will be resolved or estimate what financial impact these matters will have on the Trust’s net assets or the timing, likelihood or amount of any distributions to shareholders.

The Trust does not expect to make any distributions to shareholders until the Trust has completed the liquidation process.

Off-Balance Sheet Arrangements and Contractual Obligations

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Trust, including the notes thereto and the report of the Trust’s independent registered public accounting firm thereon, are presented beginning on page F-1 of this Form 10-K.

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

Management of the Trust, including its Chief Executive and Financial Officer, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012, as required by Rule 13a-15(c) of the Exchange Act.  In making this assessment, management of the Trust used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, the Trust’s management concluded that as of December 31, 2012, the Trust’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there has been no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Each of the executive officers of the Trust also serves in a similar capacity as an executive officer of the Managing Shareholder. The executive officers of the Trust are as follows:

Name, Age and Position with Registrant	Officer Since
Robert E. Swanson, 65
Chairman	1997
Jeffrey H. Strasberg, 55
President and Chief Executive and Financial Officer	2007
Daniel V. Gulino, 52
Senior Vice President, General Counsel and Secretary	2000

Set forth below is the name of, and certain biographical information regarding the executive officers of the Trust:

Robert E. Swanson has served as Chairman of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since their inception. From their inception until January 2006, Mr. Swanson also served as their Chief Executive Officer. Mr. Swanson is the controlling member of the Managing Shareholder, as well as Ridgewood Energy Corporation (“Ridgewood Energy”), Ridgewood Capital Management LLC (“Ridgewood Capital”) and other affiliates of the Trust. Mr. Swanson has been President and registered principal of Ridgewood Securities Corporation (“Ridgewood Securities”) since its formation in 1982, has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998 and has served as Chief Executive Officer of Ridgewood Energy since its inception in 1982. Mr. Swanson is an inactive member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Trust, the Managing Shareholder and affiliated trusts and limited liability companies since May 2007. In November 2010, Mr. Strasberg was also appointed to serve as President and Chief Executive Officer of the Trust, the Managing Shareholder and affiliated trusts. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated limited liability companies and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital trusts had interests. Currently, Mr. Strasberg also serves on the Board of Directors, and as the part-time Chief Financial Officer, of Limo-Reid Technologies, Inc., and as a member of the Boards of Directors of Ethertronics, Inc. and Drill Map, Inc., all of which are portfolio company investments of Ridgewood Capital. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

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

The Managing Shareholder also has been responsible for making investment and divestment decisions for the Trust, subject to the provisions of the Declaration of Trust. The Managing Shareholder is obligated to pay the compensation of the personnel, and the administrative and service expenses, necessary to perform the foregoing obligations. The Trust has historically paid all other expenses of the Trust, including transaction expenses, valuation costs, expenses of preparing, printing and filing periodic reports for shareholders and the SEC, postage for Trust mailings, SEC filing fees, interest, taxes, legal, accounting and consulting fees, litigation expenses and other expenses properly payable by the Trust. The Trust has historically reimbursed the Managing Shareholder for all such Trust expenses that are paid by the Managing Shareholder.

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

During 2012 and 2011, the executive officers of the Trust did not receive compensation directly from the Trust or any of its subsidiaries. They provide managerial services to the Trust in accordance with the terms of the Trust’s Declaration of Trust and the Management Agreement. The Managing Shareholder, directly or through affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Trust also serves as an executive officer of the Managing Shareholder and other trusts managed by the Managing Shareholder and its affiliates.

The Trust has, however, historically paid the Managing Shareholder a management fee under the Management Agreement, and the Managing Shareholder has used a portion of the proceeds from the management fee to pay compensation to executive officers of the Trust. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information regarding Managing Shareholder compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Trust’s Investor Shares as of December 31, 2012 (no person owns more than 5% of the outstanding Investor Shares) by:

•	each executive officer of the Trust (there are no directors); and
•	all of the executive officers of the Trust as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to all Investor Shares shown as beneficially owned by that person. Percentage of beneficial ownership is based on 932.8877 Investor Shares outstanding at December 31, 2012. Other than as set forth below, no officer of the Trust owns any shares of the Trust.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Trust’s Management Agreement, the Trust has historically been obligated to pay the Managing Shareholder an annual management fee of $2.3 million, an amount equal to 2.5% of the total contributed capital of the Trust, as compensation for the services the Managing Shareholder provides to the Trust. The management fee was to be paid in monthly installments and, to the extent that the Trust did not pay the management fee on a timely basis, the Trust accrued interest at an annual rate of 10% on the unpaid balance. For the years ended December 31, 2012 and 2011, the Trust paid management fees of $0 and $25,000, respectively. Beginning in 2012, the Managing Shareholder agreed to cease charging management fees under the settlement described in Item 3. “Legal Proceedings”.

Under the Declaration of Trust, the Managing Shareholder has historically been entitled to receive, concurrently with the shareholders of the Trust, other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders received distributions in that year equal to 12% per annum of their equity contribution. Thereafter, the Managing Shareholder was entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder was entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders, other than the Managing Shareholder, received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder was entitled to receive 20% of all remaining distributions of the Trust. The Trust has not reached Payout and is not expected to do so.  The Managing Shareholder did not receive any distributions during 2012 and 2011, and agreed, under the settlement described in Item 3. “Legal Proceedings,” to waive any further distributions it otherwise might be entitled to receive.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Trust’s principal independent registered public accounting firm, for the years ended December 31, 2012 and 2011 (in thousands).

	2012	2011

Audit fees	$27	$46
Tax fees	10	12
Total	$37	$58

Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services. For the years ended December 31, 2012 and 2011, the Trust did not incur any audit related fees.

Pre-Approval Policy and Procedures

The Trust does not have a board of directors or any board committees. The Trust relies upon the Managing Shareholder to perform the functions that a board of directors or its committees would otherwise perform. The Managing Shareholder pre-approves on an annual basis all audit services that may be performed by the Trust’s independent registered public accounting firm, including the audit engagement terms and fees, and also pre-approves any detailed types of audit-related and permitted tax services to be performed during the year. The Managing Shareholder pre-approves permitted non-audit services, if any, on an engagement-by-engagement basis. All services performed for the Trust by its independent registered public accounting firm during the 2012 and 2011 periods were pre-approved by the Managing Shareholder.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

See the Index to Financial Statements on Page F-1 of this report.

(a)(2)	Financial Statement Schedules

Not applicable.

(a)(3)	Exhibits

Exhibits required by Section 601 of Regulation S-K:

Exhibit No.		Description

2.1		Plan of Liquidation and Dissolution of Ridgewood Electric Power Trust V (incorporated by reference to Annex G to the Registrant’s Definitive Proxy Statement filed with the SEC on December 2, 2008)

3 (i)(A)		Certificate of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10-12G filed with the SEC on April 30, 1998)

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

RIDGEWOOD ELECTRIC POWER TRUST V

Date: January 15, 2013	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Jeffrey H. Strasberg	Chief Executive and Financial Officer	January 15, 2013
Jeffrey H. Strasberg	(Principal Executive, Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Jeffrey H. Strasberg	Chief Executive and Financial Officer of Managing Shareholder	January 15, 2013
Jeffrey H. Strasberg

RIDGEWOOD ELECTRIC POWER TRUST V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
Ridgewood Electric Power Trust V

We have audited the accompanying statements of net assets in liquidation (liquidation basis) of Ridgewood Electric Power Trust V (the “Trust” and a Delaware trust) as of December 31, 2012 and 2011, and the related statements of changes in net assets in liquidation (liquidation basis) for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Trust’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation (liquidation basis) of Ridgewood Electric Power Trust V as of December 31, 2012 and 2011 and the changes in its net assets in liquidation (liquidation basis) for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
New York, New York
January 15, 2013

RIDGEWOOD ELECTRIC POWER TRUST V
STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	December 31,
	2012	2011

ASSETS

Total assets – settlement receivable	$-	$1,011

LIABILITIES AND NET ASSETS

Total liabilities	$-	$-

Net assets in liquidation	$-	$1,011

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(in thousands)

	Year Ended December 31,
	2012	2011

Net assets in liquidation, beginning of year	$1,011	$36
Litigation settlement	-	1,011
Distributions to shareholders	(1,011)	-
Adjustment to estimated future management fee to be incurred during liquidation	-	136
Estimated Special Litigation Committee expenses	-	(277)
Adjustment to estimated liquidation accruals	-	105

Net assets in liquidation, end of year	$-	$1,011

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ELECTRIC POWER TRUST V
NOTES TO FINANCIAL STATEMENTS
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

Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Trust’s dissolution, liquidation and termination without additional shareholder approval. As of the date of issuance of these financial statements, the Trust has not been liquidated, primarily due to on-going matters discussed in Note 3. The Managing Shareholder is unable to estimate when these matters will be resolved and what financial impact the matters will have on the Trust’s net assets or the timing, likelihood or amount of any future distributions to shareholders.

In March 2012, the Trust made distributions to its shareholders of $1,011, or $1,087 per Investor Share, as a result of the settlement agreement discussed in Note 3. The Managing Shareholder, and its affiliates, did not receive any portion of the distribution, including any distributions to Investor Shares. Other than the collection and distribution of the settlement proceeds, the Trust had no financial activity during 2012. It is possible that resolution of the matters discussed in Note 3 could result in a payment to the Trust; however, the Trust does not anticipate making additional distributions until the Trust has completed the liquidation process. At that time, the Trust’s remaining cash, if any, will be distributed to holders of Investor Shares, other than any Investor Shares held by the Managing Shareholder and its affiliates. The Trust currently has no cash, and does not expect to have any cash with which to make further distributions to shareholders unless resolution of the matters discussed in Note 3 results in a payment to the Trust.

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

The Trust has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the financial statements.

 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements for the years ended December 31, 2012 and 2011 were prepared on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Trust is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions. Upon conversion to the liquidation basis of accounting, the Trust accrued known estimated values of assets expected to be received and known estimated costs expected to be incurred in liquidation. On an on-going basis, the Trust evaluates the estimates and assumptions that can have a significant impact on the Trust’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates.

b) Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Trust to make estimates and assumptions that affect the reported amounts of the Trust’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Trust evaluates these estimates and assumptions on an on-going basis. The Trust evaluates its estimates of assets and recordable liabilities for litigation and other contingencies. The Trust bases its estimates and assumptions on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different circumstances or conditions.

c)  Income Taxes

No provision is made for income taxes in the Trust’s financial statements as the net income or losses of the Trust are passed through and included in the income tax returns of the individual shareholders of the Trust.

3.   COMMITMENTS AND CONTINGENCIES

On March 20, 2007, the Paul Bergeron Trust (“Bergeron”) commenced a derivative action on behalf of the Trust, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Trust and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Trust and affiliated entities was unfair. The derivative plaintiffs later amended the complaint to add a claim that the defendants breached fiduciary duties to the Trust and The Ridgewood Power Growth Fund (“Growth Fund”) by forming affiliated funds to finance the expansion of underlying projects in which each of the Trust and Growth Fund had an interest, rather than using alternative financing, which allegedly resulted in a misallocation of sale proceeds. In December 2011, the defendants agreed to a settlement agreement with the derivative plaintiffs, subject to approval by the Court. The defendants disputed the allegations, asserted that the financing transactions were fair and denied all wrongdoing, but agreed:

•
with participation from the Managing Shareholder’s primary insurer, Twin City Fire Insurance Company, part of the Hartford Insurance Group, to cause a cash payment to be made to the Trust and Growth Fund, less attorneys’ fees awarded by the court to the plaintiffs’ attorneys and a reimbursement to the Managing Shareholder as partial reimbursement for operating expenses of the Trust and Growth Fund;

•
to assign to the derivative plaintiffs, on behalf of the Trust and Growth Fund, all of the defendants’ rights and claims for coverage from, and any claims for damages against, Liberty Mutual Insurance Company (“Liberty”), the Managing Shareholder’s excess insurance carrier;

•	for the Managing Shareholder and any affiliated entities to waive any rights to any future distributions by the Trust and Growth Fund; and
•
for the Managing Shareholder to waive the bulk of the Managing Shareholder’s management fees for 2011, as well as all management fees on a going-forward basis, and for the Managing Shareholder to pay the on-going normal and recurring operating expenses of the Trust and Growth Fund until the two funds are liquidated.

In January 2012, the Court gave its final approval of the settlement. The Court did not determine the merits of the plaintiffs’ allegations, rendered no verdict and the settlement agreement is not an admission of any of the facts alleged by the plaintiffs or of any wrongdoing by the defendants. In March 2012, the cash portion of the settlement was made to the two funds, allocated in accordance with the agreement, and distributions made to their respective shareholders. The amount of cash distributed to the Trust’s shareholders totaled $1,011.

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

4.   TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Trust operates pursuant to the terms of a management agreement with the Managing Shareholder (“Management Agreement”). Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and provides office space to the Trust. The Trust has historically been obligated to pay the Managing Shareholder an annual management fee of $2,332, an amount equal to 2.5% of the total contributed capital of the Trust, as compensation for the services the Managing Shareholder provides to the Trust. The management fee was to be paid in monthly installments and, to the extent that the Trust did not pay the management fee on a timely basis, the Trust accrued interest at an annual rate of 10% on the unpaid balance. For the years ended December 31, 2012 and 2011, the Trust paid management fees of $0 and $25, respectively and waived the balances of management fees otherwise due. Beginning in 2012, the Managing Shareholder agreed to cease charging management fees under the settlement agreement described in Note 3.

Under the Trust’s Declaration of Trust (“Declaration of Trust”), the Managing Shareholder has historically been entitled to receive, concurrently with the shareholders of the Trust, other than the Managing Shareholder, 1% of all distributions from operations made by the Trust in a year until the shareholders received distributions in that year equal to 12% per annum of their equity contribution. Thereafter, the Managing Shareholder was entitled to receive 20% of the distributions for the remainder of the year. The Managing Shareholder was entitled to receive 1% of the proceeds from dispositions of Trust property until the shareholders, other than the Managing Shareholder, received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder was entitled to receive 20% of all remaining distributions of the Trust. The Managing Shareholder did not receive any distributions during 2012 and 2011, and agreed, as part of the settlement agreement described in Note 3, to waive any further distributions it otherwise might be entitled to receive. The Trust has not reached Payout and is not expected to do so.

RRP owns 2.66 Investor Shares of the Trust and its controlling member owns 0.15 Investor Shares. Under the settlement agreement described in Note 3, RRP and its controlling member have waived their rights to receive any future distributions that would otherwise be allocated to the Investor Shares. In addition, the Trust granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights.