Form 10-Q
period 2013-06-30
RIDGEWOOD ELECTRIC POWER TRUST V
filed 2013-07-11
CIK 1060755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, there were 932.8877 Investor Shares outstanding.

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

RIDGEWOOD ELECTRIC POWER TRUST V
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands, except per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Net assets in liquidation, beginning of period	$-	$1,011	$-	$-
Distributions to shareholders	-	(1,011)	-	-

Net assets in liquidation, end of period	$-	$-	$-	$-

Distributions per Investor Share	$-	$1,087	$-	$-

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

In March 2012, the Trust made distributions to its shareholders of $1,011, or $1,087 per Investor Share, as a result of the settlement agreement discussed in Note 3. The Managing Shareholder, and its affiliates, did not receive any portion of the distribution, including any distributions to Investor Shares. It is possible that resolution of the matters discussed in Note 3 could result in a payment to the Trust; however, the Trust does not anticipate making additional distributions until the Trust has completed the liquidation process. At that time, the Trust’s remaining cash, if any, will be distributed to holders of Investor Shares other than any Investor Shares held by the Managing Shareholder or its affiliates. The Trust currently has no cash, and does not expect to have any cash with which to make further distributions to shareholders unless resolution of the matters discussed in Note 3 results in a payment to the Trust.

The Trust believes that it currently has access to sufficient resources to meet its anticipated obligations, as the Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Trust and waive all future management fees. Additionally, the Trust is not paying any on-going expenses regarding the matters discussed in Note 3. As a result, no remaining estimated expenses for liquidation have been reflected in the accompanying financial statements of the Trust and there was no financial activity for the three and six months ended June 30, 2013.

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

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Trust as of June 30, 2013 is intended to help readers analyze the accompanying condensed financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed financial statements, notes and other information included elsewhere in this report as well as the financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Trust’s 2012 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Net assets at June 30, 2013 and December 31, 2012 were zero. Since the Managing Shareholder paid the operating expenses of the Trust, no financial activity was reported during the three and six months ended June 30, 2013.

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

Changes in Internal Control over Financial Reporting

The Trust’s Chief Executive and Financial Officer has concluded that there was no change in the Trust's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

RIDGEWOOD ELECTRIC POWER TRUST V

Date: July 11, 2013	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)